Form 10-K
period 2004-09-30
Seneca Gaming Corp
filed 2005-05-09
CIK 1296785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004

Commission file number 333-117633

SENECA GAMING CORPORATION

(Exact name of registrant as specified in its charter)

Not Applicable	54-2122988
(I.R.S. Employer Identification No.)	(State of Incorporation)

310 Fourth Street Niagara Falls, New York (Seneca Nation Territory) 14303 (716) 299-1100
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities Registered Pursuant to Section 12(b) of the Act:
None

Securities Registered Pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐  No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the act). Yes  ☐  No  ☒

DOCUMENTS INCORPORATED BY REFERENCE:  None

SENECA GAMING CORPORATION

Form 10-K

Except as otherwise indicated by the context, in this Annual Report on Form 10-K, or this Annual Report, we refer to (1) Seneca Gaming Corporation as “SGC” or “the Company,” (2) Seneca Niagara Falls Gaming Corporation, a wholly owned subsidiary of SGC, as “SNFGC,” (3) Seneca Territory Gaming Corporation, a wholly owned subsidiary of SGC, as “STGC,” (4) Seneca Erie Gaming Corporation, a wholly owned subsidiary of SGC, as “SEGC,” (5) the Seneca Nation of Indians of New York, as “Nation” or “Seneca Nation of Indians,” (6) earnings before interest, taxes, depreciation and amortization, as “EBITDA,” and (7) SGC, SNFGC, STGC, and SEGC, collectively, as “we,” “our,” “ours” and “us.”

i

FORWARD-LOOKING STATEMENTS

Statements contained in this Annual Report and in future filings with the Securities and Exchange Commission, or the SEC, in our press releases or in our other public communications that are not purely historical facts are forward-looking statements. Statements looking forward in time are included in this Annual Report pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words, believe, anticipate, expect, estimate, intend, plan, project, will be, will continue, will likely result, and any variations of such words with similar meanings. These statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict, therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements.

Factors that would cause or contribute to such differences include, but are not limited to, the risk factors contained or referenced under the heading Managements Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Future Results set forth in this Annual Report. We operate in a very competitive and rapidly changing environment. New risk factors can arise and it is not possible for our management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on forward-looking statements that only speak as of the date of this filing.

We undertake no obligation to publicly revise these forward-looking statements to reflect events, circumstances or the occurrence of unanticipated events that occur subsequent to the date of this Annual Report on Form 10-K.

AVAILABLE INFORMATION

We make available, free of charge, through our internet website, www.senecagamingcorporation.com, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and if applicable, amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report.

ii

PART I

Item 1.   Business

Overview

Seneca Gaming Corporation is wholly owned by the Seneca Nation of Indians of New York and chartered to manage all of the Nation’s Class III gaming operations. SGC was chartered by the Nation in August 2002. SGC’s wholly owned subsidiaries, Seneca Niagara Falls Gaming Corporation, Seneca Erie Gaming Corporation and Seneca Territory Gaming Corporation were chartered in August 2002, August 2003 and September 2003, respectively. In August 2002 the Nation entered into a Compact with New York State that provides the Nation with the right to establish and operate three Class III gaming facilities in Western New York. See “—Class III Gaming Compact.”  We currently operate Seneca Niagara Casino and Seneca Allegany Casino, which opened on December 31, 2002 and May 1, 2004, respectively. The Seneca Niagara Casino and Seneca Allegany Casino are owned and operated by SNFGC and STGC, respectively. Our two casinos are located on land held in restricted fee by the United States, which, together with the rights under the Compact, allows us to conduct Class III gaming operations in the State of New York. Our two casinos are the only gaming facilities in New York State to offer both Class III slot machines and table games.

Under the Compact, the Nation also has an exclusive right to establish and operate a third Class III gaming facility in Erie County, New York. This exclusive right may terminate if the Nation fails to commence construction of a Class III gaming facility in Erie County by December 9, 2005 or if the Nation fails to commence Class III Gaming operations within sixty (60) months of December 9, 2002. On April 9, 2004, we entered into a non-binding letter of intent with Uniland Development Company, or Uniland, to purchase approximately 57.1 acres of property for this facility near the Buffalo-Niagara International Airport in Cheektowaga, New York, or the Cheektowaga Site. In May 2004, various parties, including the Mayor of the City of Buffalo, filed a complaint against Governor Pataki, the State of New York, the Town of Cheektowaga and Uniland to prohibit the sale of the Cheektowaga Site to us. On June 16, 2004, Justice Makowski of the Supreme Court of the State of New York agreed with the plaintiffs and held that the Compact provision allowing the Nation to locate a Class III gaming facility anywhere in Erie County in the event a site in the City of Buffalo is rejected by the Nation for any reason is unconstitutional. On April 27, 2005, the Town of Cheektowaga filed a brief to appeal the Supreme Court decision and we support its decision to appeal. See “Item 3—Legal Proceedings” for further discussion of this litigation. As a result of the ongoing litigation, the Nation and SGC may consider alternative sites. In the event that we are able to open a casino in Erie County, this casino will be owned and operated by SEGC.

Seneca Niagara Casino

Seneca Niagara Casino is located on approximately 24 acres on the Nation’s Territory in the City of Niagara Falls, New York, approximately 20 miles north of Buffalo, and offers gaming, entertainment and related amenities occupying approximately 128,000 square feet in total, with over 100,000 square feet of gaming space. Seneca Niagara Casino is open 24 hours per day, seven days per week and is our flagship gaming facility. We opened Seneca Niagara Casino on December 31, 2002. As of September 30, 2004, Seneca Niagara Casino featured:

•      over 100,000 square feet of gaming space with 3,241 slot machines, 98 table games, including blackjack, craps, and roulette, and keno;

•      a 2,300-space parking garage, with 11 bus bays;

•      additional surface parking for over 600 vehicles;

•      the Bear’s Den, a 468-seat theater;

•      the Thunder Falls Buffet, a 400-seat international buffet;

•      Morrie’s Place, approximately  200-seat casual restaurant;

•      the Western Door, a steakhouse with approximately 160 dining seats and a 36-seat bar and lounge area; and

•      two snack bars.

Accommodations.   Seneca Niagara Casino currently relies on independently owned local hotels to provide accommodations to its patrons. Since Seneca Niagara Casino does not currently own any overnight accommodations, we have not been able to offer our patrons high-quality lodging amenities and have not aggressively marketed to any patron segment requiring overnight stays. We will continue to focus our marketing efforts on the profitable drive-in and bus markets, and the planned luxury hotel. Seneca Niagara Casino will use the luxury hotel to market to patrons with higher gaming budgets.

Food and Beverage Facilities.   Seneca Niagara Casino features three restaurants and two snack bars. The Western Door is a steakhouse and seats approximately 160 patrons in the dining room with an additional 36 seats in the bar and lounge. Morrie’s Place provides casual dining and seats for approximately 200 patrons and the Thunder Falls Buffet offers an extensive international selection at a buffet style restaurant and seats approximately 400 patrons. Due to the quality of our restaurants and the success of our business, the Western Door, Morrie’s Place and the Thunder Falls Buffet are popular local dining venues and are often at full capacity.

The easy accessibility of the food and beverage facilities from the casino floor, particularly at the two snack bars, is designed to encourage gaming patrons to spend longer periods of time at the casino, thereby extending the time spent gaming and enhancing gaming revenue. Seneca Niagara Casino also has two bars—Club 101 located at the center of the gaming floor and the Keno bar adjacent to the Keno lounge. For the 12-months ended September 30, 2004, food and beverage sales accounted for approximately 8% of our gross revenue.

Entertainment Facility.   Seneca Niagara Casino’s 468-seat, 5,432 square foot theater, the Bear’s Den, presents live musical, comedy and theatrical entertainment. Since it opened, the Bear’s Den has hosted a wide range of headline acts, including the Charlie Daniels Band, Sinbad, David Crosby, Lou Rawls, Alice Cooper, Eddie Money, Williams and Ree, Tanya Tucker and Cyndi Lauper. In addition to the Bear’s Den, Seneca Niagara Casino provides nightly entertainment in the center of the gaming floor atop Club 101.

Retail.   Seneca Niagara Casino features three retail shops offering a wide variety of merchandise. The Logo Shop offers official Seneca Niagara Casino merchandise, as well as a wide selection of affordable gifts. The Eight Clans Gift Shop features authentic Native American items, including Native American jewelry, Native American style blankets and bags, soapstone sculptures and sweet grass baskets. The Players Club Store offers a variety of products and merchandise at various price ranges, including state-of-the-art and high-end merchandise such as electronics, golf clubs, cameras and diamond jewelry. It is used to support our Seneca Link Player’s Card rewards program.

Parking and Transportation Facilities.   Since most of Seneca Niagara Casino’s patrons arrive at Seneca Niagara Casino by automobile, we provide ample space for parking and we have approximately 2,900 parking spaces, including a new 2,300-space parking garage, which was completed in March 2004. Seneca Niagara Casino provides all valet and guest parking free of charge. We believe our parking facilities are adequate to service the parking needs of our patrons. Seneca Niagara Casino also has a bus program that has accounted for approximately 1,000 patrons per day to Seneca Niagara Casino since the opening of 11 new bus bays in March 2004.

Seneca Niagara Casino Expansion

We believe that there is substantial demand within 100 miles of the Seneca Niagara Casino that remains largely untapped due to the limited amenities and constraints of our existing facility as well as the lack of hotel options in the immediate area for overnight guests. In order to take advantage of this opportunity, we are:

•      constructing a new 604-room luxury hotel connected to the existing Seneca Niagara Casino; and

•      acquiring the remaining approximately 26 acres of the approximately 50 acres in the City of Niagara Falls, New York, designated by New York State under the Compact for ownership by the Nation.

By adding 604 hotel rooms that will range in price and style and by adding amenities including restaurants, a spa and a multi-purpose room that can be used for conventions, meeting space, banquets and entertainment events, we expect to attract:

•      a broader mix of players, including more high-value gaming patrons;

•      patrons from further distances that will stay overnight; and

•      additional patrons from within our immediate market area.

The New Seneca Niagara Casino Luxury Hotel. We aim to accommodate growing demand and to leverage our position as the premier gaming facility in Western New York by significantly expanding our portfolio of gaming, leisure and entertainment offerings, and amenities. The major components of the expansion are expected to include the following:

•      a hotel with 604 rooms, including 118 suites of various sizes;

•      35,000 square feet of additional gaming space featuring approximately 950 slot machines;

•      a full-service luxury spa and salon;

•      a 25,200 square-foot multi-purpose room and an additional 8,000 square feet of conference and banquet space;

•      two specialty restaurants and a 24-hour casual dining restaurant; and

•      approximately 2,300 square feet of retail space.

Rooms.   Our new luxury hotel will feature 486 standard rooms and 118 suites. A standard room will be approximately 450 square feet in size. The suites will range in size from about 700 square feet to 1,850 square feet.

Meeting and Conference Space; Multi-purpose Room.   After completion of the luxury hotel, we plan to leverage Seneca Niagara Casino’s enhanced accommodations and entertainment products to attract convention and group meeting business on a larger scale. To that end, the new luxury hotel will offer a 25,200 square foot multi-purpose room and an additional 8,000 square feet of conference and banquet space. We expect that the multi-purpose room will seat up to 2,250 at concerts and could hold up to 150 trade show booths. We further expect that increased convention and group meeting business will constitute a significant source of our future visitor growth.

Full-Service Luxury Spa.   An 18,000 square foot full-service luxury spa will be a part of the new luxury hotel. The luxury spa will offer a range of services, including massage treatments, facials and wraps, as well as saunas, a swimming pool, an exercise room and a salon.

Dining and Other Amenities.   The luxury hotel will also feature a 244-seat, 24-hour coffee shop, two specialty restaurants, including an Asian restaurant, 24-hour room service and a variety of retail shops.

Other. We recently completed remodeling our approximately 14,400 square foot mezzanine level of the casino to provide an additional 6,600 square feet of gaming space with 242 additional slot machines and a banquet area for up to 350 people. We also intend to acquire an additional estimated 26 acres of real estate designated as land to be developed by the Nation under the Compact with New York State which will enable us to further expand our gaming and entertainment facility in the City of Niagara Falls.

Design and Construction. Klewin Building Company, Inc., or Klewin, has managed the construction of all of our projects to date, including the renovation of the former Niagara Falls Convention and Civic Center for Seneca Niagara Casino. Klewin has also managed the development of our new high-end steakhouse. We have signed a guaranteed maximum price contract covering all major elements of the design and construction of the luxury hotel with Klewin as construction manager responsible for contract procurement, daily oversight and adherence to the expansion project schedule and budget. We expect the cost of constructing and equipping our 604-room luxury hotel to be approximately $200.0 million, which includes $153.0 million in construction costs under a guaranteed maximum fixed price design and construction contract, and approximately $47.0 million for furniture, fixtures and equipment. We began construction of this hotel on May 18, 2004, expect to open all public areas and the first 10 floors of rooms by December 2005, and complete the project by March 2006.

Seneca Allegany Casino

Seneca Allegany Casino, our second Class III gaming facility, opened on May 1, 2004. Seneca Allegany Casino is located on the Nation’s Territory in the City of Salamanca, New York. Seneca Allegany Casino offers Class III gaming, entertainment and related amenities, occupying approximately 120,450 square feet in total, with 53,000 Square feet of gaming space. During its initial five months of operations, the primary market for this casino has been the area within 75 miles of Seneca Allegany Casino, which includes Erie, Pennsylvania, and the secondary market has been the area within 75 to 175 miles of Seneca Allegany Casino, which includes Cleveland and Akron, Ohio and Pittsburgh, Pennsylvania. Seneca Allegany Casino caters primarily to middle-market, drive-in patrons from the surrounding area and is open 24 hours per day, seven days per week

Seneca Allegany Casino cost approximately $75.8 million to develop and open, which was funded entirely from our free cash flow in the form of inter-company loans from SGC.

As of September 30, 2004, Seneca Allegany Casino featured:

•      over 53,000 square feet of gaming space with 1,701 slot machines and 24 table games, including blackjack, craps and roulette;

•      surface parking for approximately 1,250 vehicles;

•      the Thunder Mountain Buffet, an international buffet; and

•      a snack bar, retail store and bar and lounge.

Seneca Allegany Casino Expansion

In July 2004, we approved plans to construct a 1,850-space parking garage and a 225-room hotel, which we expect to complete in August  2005 and November 2006, respectively, for approximately $185.0 million, including furniture, fixtures and equipment. We expect to fund both of these expansion projects primarily from cash flow of Seneca Allegany Casino and the balance from borrowings from SGC.  The opening of the garage and hotel has been delayed due to weather and construction issues.  The construction issues have been resolved with no additional out of pocket cost to us.

In September 2004, we converted and divided Seneca Allegany Casino’s existing 450-seat bingo area into a non-smoking poker room with 16 tables and a non-smoking casino with 185 slot machines. At the same time, we relocated our existing 450-seat bingo operations at Seneca Allegany Casino to the site of Seneca Gaming & Entertainment’s former Class II gaming operations, or the Seneca Allegany Class II Facility, in Salamanca, New York, that included bingo, four poker tables and 200 Class II video gaming machines. The Seneca Allegany Casino Class II Facility is located less than a mile from Seneca Allegany Casino. Seneca Gaming & Entertainment ceased operating the Seneca Allegany Class II Facility prior to the opening of Seneca Allegany Casino. We currently lease the Seneca Allegany Class II Facility from the Nation.

Recent Developments Affecting Our Class II Operations

On November 2, 2004, the Nation held an election for its three Executive Branch officers, the President (Chief Executive Officer), Treasurer (Chief Financial Officer) and the Clerk, and 8 of the 16 members of its legislative branch, or the Council. As part of the initial actions taken by the new government (the “New Seneca Government”) at its first Council meeting on November 13, 2004, it appointed a Class II Management Committee to develop policies and procedures to govern the Nation’s Class II facilities located on its Allegany Territory, which include our operation of Seneca Gaming & Entertainment’s former Class II gaming operations, or the Seneca Allegany Class II Facility, in Salamanca, New York.  The November 13, 2004 resolutions further provide that all revenues generated by the Nation’s Class II facilities shall be transferred directly to the Nation instead of to us. Through subsequent discussions with executive officers of the Nation, we were informed that, notwithstanding the foregoing resolutions, the Council wanted the Seneca Allegany Class II Facility transferred to the Nation as of January 1, 2005. We were subsequently informed by Tribal executives that these resolutions were intended to include the transfer of all Class II operations back to the Nation, which include our poker operations, a Class II game, at the Seneca Niagara Casino and Seneca Allegany Casino.

As of January 1, 2005, we transferred Seneca Allegany Class II operations to the Nation.  We opened the Seneca Allegany Class II Facility on May 1, 2004.  During the five months ended September 30, 2004, we invested approximately $2.1 million in renovating and upgrading the Seneca Allegany Class II Facility and during the twelve months ended September 30, 2004, we received approximately $2.5 million of net revenue from this facility.

The transfer of the Class II operations is consistent with our understanding of Council’s intent that we manage and operate the Nation’s Class III operations and that Council directly manages and operates the Nation’s Class II operations as it has historically done.

Business and Marketing Strategy

Our strategy is to further expand and develop Seneca Niagara Casino and Seneca Allegany Casino and to establish an additional Class III gaming facility in Erie County, New York. We believe this strategy will enable us to maintain our position as the premier gaming operator in the region including New York, Pennsylvania and Ohio. We intend for all of our gaming facilities to provide a high-quality and diverse gaming experience that we believe will add to our patron base and strengthen patron loyalty in each segment of the gaming market. In order to maximize our income from operations, we will coordinate our advertising, promotions, entertainment and special events to minimize competition among our gaming facilities, and also integrate our administrative and information technology functions. We will continue to brand the Seneca name through advertising and promotion of our Seneca Link Player’s Card, which is accepted at all of our facilities.

The key components of our integrated marketing plan include the following:

Promote the Seneca Brand Name.   The successful opening and operation of Seneca Niagara Casino and Seneca Allegany Casino has established Seneca as a leading gaming brand in the region, including New York, Pennsylvania and Ohio. We plan to capitalize on this brand recognition by prominently incorporating the Seneca name at all of our gaming and entertainment facilities.

Incorporate the Seneca Link Player’s Card.   Until April 30, 2004, we offered the Seneca Players Club rewards program to patrons of Seneca Niagara Casino to foster patron loyalty. With the opening of Seneca Allegany Casino on May 1, 2004, we replaced the Seneca Players Club with the Seneca Link Player’s Card, which is accepted at all of our gaming facilities. Patrons may use the Seneca Link Player’s Card to earn points at each of our gaming facilities and redeem these points at any Seneca casino. Our player’s card provides us with valuable information about our patrons and enables us to better understand their preferences in order to more effectively serve them at each of our gaming facilities. As of September 30, 2004, we had over 560,000 members in the Seneca Link Player’s Card database.

Expand Target Markets and Patron Base.   We believe the completion of our planned luxury hotel at our Seneca Niagara Casino and the parking garage and hotel at our Seneca Allegany Casino will enable us to expand our marketing efforts to higher-value gaming patrons. We plan to substantially increase our marketing efforts in the region, including New York, Pennsylvania and Ohio, as well as Toronto. We intend to market to these areas by offering various promotions, including special events for preferred gaming patrons, motor coach tours and organized package group visits. We do not currently market aggressively to these areas because we do not offer certain types of amenities desirable to prospective patrons in these markets, such as overnight accommodations.

Offer Gaming Experience to Broadest Customer Base.   We intend to operate each of our gaming facilities in a manner that will be complementary. Seneca Niagara Casino will be our flagship resort property catering to mid to high value gaming patrons looking for a full service gaming resort destination. Seneca Allegany Casino targets and we believe Seneca Erie Casino will target mid-level gaming patrons with frequent visits. Seneca Erie Casino will specifically target the local Buffalo market.

Utilize an Integrated Marketing Strategy.   Our marketing strategy relies on an integrated approach of targeted direct mail, television, radio, print and outdoor advertising, promotions, slot and table tournaments, special events, bussing and entertainment, to attract and retain our patrons and to brand the Seneca name as the premier gaming and entertainment experience in Western New York. We coordinate our marketing events to maximize the quality and length of stay of patron visits and, in the future, to minimize competition among our gaming facilities. Our patron tracking system through the Seneca Link Player’s Card is sophisticated and scaleable and provides us with the ability to analyze our guests’ gaming preferences. Starting in May 2004, we began using a “promotional credit” program that provides slot credits to our patrons based on the amount of their gaming at our facilities. These credits are available on the patron’s Seneca Link Player’s Card when they return for visits. These credits must be played and cannot be redeemed for cash, which we believe will encourage repeat business.

Reinvest in and Expand our Gaming Facilities.   We believe our commitment to develop and reinvest in each of our gaming facilities is critical to our continued success and future growth. We intend to reinvest and expand our gaming facilities to ensure their attractiveness to our patrons. To achieve maximum profitability we intend to continue to upgrade our slot machines with the most popular products in order to create a more exciting gaming experience for our patrons. We will also reinvest in technology, including slot machine “ticket-in/ticket-out” technology, automated ticket redemption machines, player tracking system enhancements and the development of a Seneca brand inter-property progressive link. Reinvestment in our gaming facilities will help to ensure that our patrons have an enjoyable entertainment experience.

Offer the Highest Quality Service.   We believe that we can distinguish our gaming facilities with consistent superior patron service, which is a fundamental component of our business and marketing strategy. We attribute our success at Seneca

Niagara Casino to our employees’ ability to provide efficient and friendly service. We believe that patron care is integral to our continued success and we intend to provide the highest standard of service at each of our gaming facilities.

Market and Competition

Market.   Seneca Niagara Casino is conveniently located on the Nation’s Territory in the City of Niagara Falls, New York, approximately 20 miles north of Buffalo and approximately 90 miles west of Rochester. Our primary market includes the cities of Buffalo and Niagara Falls and covers the area in the United States within an estimated 50 miles of Seneca Niagara Casino. This area has an adult population of approximately 895,000 and a mean annual household income of more than $55,000. Our secondary market includes the City of Rochester and covers the area in the United States within an estimated 51 to 100 miles of Seneca Niagara Casino. This area has an adult population of approximately 1.6 million and a mean annual household income of more than $57,000. Our outer markets include Erie, Pennsylvania, Ohio, other areas of New York and Toronto. In addition, Niagara Falls is a major tourist destination, attracting an estimated 12.0 million visitors to the area annually. Seneca Allegany Casino is located immediately off Interstate 86. During its initial five months of operations, the primary market for this casino has been the area within 75 miles of Seneca Allegany Casino, which includes Erie, Pennsylvania, and the secondary market has been the area within 75 to 175 miles of Seneca Allegany Casino, which includes Cleveland and Akron, Ohio and Pittsburgh, Pennsylvania. Seneca Allegany Casino caters primarily to middle-market, drive-in patrons from the surrounding area.

As of September 30, 2004, we had over 560,000 members in the Seneca Link Player’s Card database. As of September 30, 2004, approximately 44.4% of the Seneca Link Player’s Card members lived in the Buffalo-Niagara area and the City of Rochester. In addition, approximately 13.5%, 12.7%, and 12.3% lived in Ohio, Pennsylvania and other areas of New York, respectively.

Competition.   The United States and Canadian gaming industries are highly regulated and the overall number of casino operations in the Northeast is limited. In recent years, there has been a trend to relax the legal restrictions on entry and to permit the development of additional gaming operations. Currently, there are two casino resorts, Casino Niagara and Niagara Fallsview Casino Resort, and two video gaming facilities, Finger Lakes Gaming and Racetrack and Buffalo Raceway, within the 100-mile radius that constitutes Seneca Niagara Casino’s immediate market. Batavia Downs is constructing an additional video gaming facility within Seneca Niagara Casino’s primary market and holds a license to operate video gaming machines, or VGMs. Buffalo Raceway, a racetrack facility within Seneca Allegany Casino’s primary market that offers 1,000 VGMs, is the only direct competition in this casino’s primary market. Existing gaming facilities within each of our casinos’ primary market area, as well as potentially new market entrants, have and will have a direct effect on our operations. In addition, casinos and gaming-related operations in the broader regional market may also affect us and may reduce our ability to draw patrons.

Canadian Competition.   Seneca Niagara Casino competes with Casino Niagara and Niagara Fallsview Casino Resort, both of which are located in Niagara Falls, Ontario and are within two miles of Seneca Niagara Casino. Casino Niagara and Niagara Fallsview Casino Resort are owned and operated by the Province of Ontario and managed by the Hyatt-led Falls Management Company. Casino Niagara offers 100,000 square feet of gaming space including more than 2,800 slot machines, 135 table games, four restaurants, and eight bars. Niagara Fallsview Casino Resort opened in June 2004. Niagara Fallsview Casino Resort features 180,000 square feet of gaming space including 3,000 slots, 150 table games, a 368-room Hyatt hotel, a spa and various restaurant and entertainment venues. To a lesser extent, we compete with Casino Rama, which is north of Toronto and approximately 150 miles north of Seneca Niagara Casino and is located on the Chippewas of Mnjikaning (Rama) First Nation’s Territory. Nordic Gaming Corporation also operates a racetrack and video gaming facility located in Fort Erie, Ontario. This facility features 1,200 VGMs and is located approximately 22 miles from Seneca Niagara Casino.

New York State Competition.   Despite the exclusivity in Western New York provided by the Compact, our casinos face competition in New York State from both Indian and non-Indian gaming operations. The Compact allows New York State to permit the Tuscarora Indian Nation and the Tonawanda Band of Seneca Indians to obtain the right to include gaming devices in a compact without abrogating the exclusivity provisions of the Compact, so long as either tribe locates its proposed gaming facility either on its existing reservations or more than 25 miles from a Nation Gaming Facility. In addition, New York State could allow other Indian gaming facilities to be located within our area of exclusivity, in which case it would forfeit its right to receive exclusivity fees for the types of Class III games in such competitor’s facility on which the Nation pays an exclusivity fee under the Compact. Of the seven federally recognized Indian nations in New York other than the Nation, only the St. Regis Mohawk Tribe and the Oneida Indian Nation of New York have signed compacts with New York State to open casinos.

The St. Regis Mohawk Tribe currently operates a small casino facility near Hogansburg, New York, approximately 350 miles and 390 miles from Seneca Niagara Casino and Seneca Allegany Casino, respectively, and the Oneida Indian Nation operates a gaming facility resort near Syracuse, New York, approximately 190 miles and 235 miles from Seneca Niagara Casino and Seneca Allegany Casino, respectively. In October 2001, New York State authorized six new casinos to be run by Native Americans in the state, each of which was to be permitted to feature Class III slot machines. The State’s legislation authorizing the six new Indian casinos was recently upheld by the New York Court of Appeals in Dalton v. Pataki, et al., and Karr v. Pataki, et al.  Three of these authorized casinos are or will be operated by us (Seneca Niagara Casino, Seneca Allegany Casino and Seneca Erie Casino). It was expected that the other three casinos would  be located in Sullivan and Ulster Counties in the Catskill region, approximately 330 miles and 320 miles from Seneca Niagara Casino and Seneca Allegany Casino, respectively.

The Governor previously reached settlement agreements, subject to numerous contingencies, with the following tribes for Class III gaming operations to be located in Sullivan or Ulster Counties in the Catskills region: the St. Regis Mohawk Tribe, the Seneca-Cayuga Tribe of Oklahoma, the Cayuga Nation of New York, the Oneida Nation of Wisconsin, and the Stockbridge Munsee Community.  In connection with these settlement agreements, the Governor introduced a bill in the New York State General Assembly which would have, among other things, authorized land claim settlements with the five tribes mentioned above and increased from three to five the number of authorized Class III gaming facilities in the Counties of Sullivan and Ulster.  In anticipation of the settlements, the Stockbridge-Munsee Community filed a trust land application for approximately 330 acres in Bridgeville, New York, and the Cayuga Indian Nation of New York announced a venture with the owner of the Monticello Raceway, Empire Resorts, to build a $500 million casino adjacent to the Monticello Raceway.  However, as a result of the United States Supreme Court’s recent decision in City of Sherrill, NY v. Oneida Indian Nation of New York, 125 S. Ct. 1478 (March 29, 2005), the Governor recently withdrew pending legislation and land claim settlements with the Seneca-Cayuga Tribe of Oklahoma, the Cayuga Nation of New York, the Oneida Nation of Wisconsin, and the Stockbridge Munsee Community. We are advised that the Governor has found it necessary to review and reevaluate the proposals with these four Indian tribes in light of the recent Supreme Court decision. The withdrawal does not include the St. Regis Mohawk Tribe proposal, whose land claim is not affected by the Sherrill case.  In light of these developments, the only casino development that seems imminent in Sullivan or Ulster Counties is the one planned by the St. Regis Mohawks.

In 2001, eight racetracks in New York State were awarded licenses to operate video gaming machines, or VGMs. In January 2004, Sportsystems opened a 1,300-machine video gaming facility at Saratoga Raceway in Saratoga Springs, New York, approximately 325 miles and 340 miles from Seneca Niagara Casino and Seneca Allegany Casino, respectively. This video gaming facility made Saratoga the first racetrack to offer VGMs under the law enacted over two years ago. Shortly thereafter, in February 2004, Finger Lakes Gaming and Race Track in Farmington, New York, approximately 100 miles and 140 miles from Seneca Niagara Casino and Seneca Allegany Casino, respectively, opened a 1,010-machine video gaming facility. Buffalo Raceway in Hamburg, New York, approximately 30 miles and 50 miles from Seneca Niagara Casino and Seneca Allegany Casino, respectively, opened a 27,000 square foot gaming facility in March 2004 and offers nearly 1,000 VGMs. Monticello Raceway in Monticello, New York, approximately 325 miles and 280 miles from Seneca Niagara Casino and Seneca Allegany Casino, respectively, opened a gaming facility on June 30, 2004, with approximately one-half of its planned 1,743 VGMs installed. Batavia Downs, in Batavia, New York, approximately 50 miles from Seneca Niagara Casino, on May 18, 2005, with 568 VGMs. The New York Racing Association granted a right to operate VGMs at the Aqueduct racetrack in Queens, New York, approximately 450 miles from Seneca Niagara Casino. After suspending work on the 4,500 video gaming machine facility from August to December 2003, the project is now scheduled for completion in 2005. In August 2003, Vernon Downs Racetrack in Vernon, New York, approximately 200 miles from Seneca Niagara Casino, commenced construction on a 1,100- to 1,200-machine video gaming facility. Originally scheduled to open in November 2003, the video gaming facility has experienced multiple delays and the timing for opening remains uncertain. Yonkers Raceway near Manhattan is engaged in financing and development plans for additional video gaming facilities and intends to commence operations by mid to late 2005. In January 2004, the Governor of New York proposed allowing up to eight additional VGM venues in the state. These eight licenses would be awarded in a competitive bid process and could go to the state-owned Off-Track Betting Corporation or other operators. On July 7, 2004, the mid-level appellate court held that the New York State legislation authorizing recently, in April 2005, the governor of New York signed a law providing race tracks with a larger share of proceeds from VGMs and extending VGM authorization through 2017. The new law addresses the mid-level appellate decision by omitting language providing payment to purses or breeding funds. VGMs was unconstitutional because a portion of the VGM revenue is used for horse-racing breeding funds and to increase track purses.

Other proposed gaming operations in New York State include a Cayuga tribe development in Union Springs, New York, approximately 140 miles from Seneca Niagara Casino, which has been approved for a Class II gaming license; a proposed high stakes bingo hall in Aurelius, New York, approximately 150 miles from Seneca Niagara Casino, which is being pursued by the Seneca-Cayuga Tribe of Oklahoma; and a proposed casino in Hampton Bays, New York, approximately 530 miles from Seneca Niagara Casino, which is being pursued by the Shinnecock Tribe. The likelihood and timing of these projects is uncertain at this point in time.

There are also several federally recognized Indian tribes and unrecognized Indian groups that are pursuing casino projects in New York State and other northeastern states, which, if successful and completed, could compete with us.

Other Regional Gaming Operations.   Foxwoods Resort Casino and the Mohegan Sun Casino are located in southeastern Connecticut (approximately 460 miles from Seneca Niagara Casino), operated by the Mashantucket Pequot Tribe of Connecticut and the Mohegan Indian Tribe of Connecticut, respectively. There are also numerous casinos in Atlantic City, New Jersey (approximately 480 miles from the Casino). In addition, there are VGM gaming operations in West Virginia located approximately 250 to 300 miles from Seneca Niagara Casino. In addition, on July 5, 2004, the governor of Pennsylvania signed a bill permitting up to an aggregate of 61,000 slot machines at 14 locations in Pennsylvania. The Pennsylvania legislation would permit up to 5,000 slot machines at proposed or existing racetracks, or 500 slot machines at two proposed resorts, respectively. These facilities could be located in Pittsburgh or Erie, Pennsylvania, which would be in the primary and secondary markets for Seneca Allegany Casino. We also face competition from non-gaming leisure activities and destinations.

If we are unable to compete successfully, our business, financial condition and results of operations could be materially adversely affected.

Class III Gaming Compact

The Nation’s Compact with New York State provides the Nation with the right to establish and operate three Class III gaming facilities in Western New York. The Compact grants the Nation the exclusive right to operate specifically defined gaming devices, including slot machines, within a 10,500 square-mile, geographic area in Western New York, beginning on Route 14, approximately 30 miles East of Rochester, and extending westerly throughout New York State. In exchange for this exclusivity, we pay exclusivity fees to New York State based on a percentage of the slot machine net drop (money dropped into the machines after payout but before our expenses). The exclusivity payment is 18% for the first four years, 22% for the years 5-7, and 25% for the remainder of the term; the exclusivity payment to New York State was $39.0 million for calendar year 2003. If New York State breaches the exclusivity arrangement by, for example, allowing a person or entity to operate Class III slot machines within the zone of exclusivity, then the State forfeits the exclusivity fees as to Class III slot machines. The Compact allows New York State to permit the Tuscarora Indian Nation and the Tonawanda Band of Seneca Indians to obtain the right to include gaming devices in a compact without abrogating the exclusivity provisions of the Compact, so long as either tribe located its proposed gaming facility either on its existing reservations or more than 25 miles from a Nation Gaming Facility. We do not believe that these tribes plan to open gaming facilities. The Compact provides that the Nation may acquire property and establish a gaming facility in the City of Niagara Falls within an approximately 50 acre area designated as land to be developed by the Nation. Seneca Niagara Casino is located on land within this designated area on lands held in restricted fee pursuant to the Seneca Nation Land Claims Settlement Act of 1990, or SNLCSA. The two additional Class III gaming facilities include the recently opened Seneca Allegany Casino on existing Nation Territory, and a third facility at a yet to be determined site in Erie County. The Nation’s exclusivity to establish a Class III gaming facility in Erie County may expire on December 9, 2005, if we do not commence construction for the facility by December 9, 2005 or fail to commence Class III Gaming operations within 60 months of December 9, 2002. The Compact expires in December 2016 and may be renewed by the Nation for an additional seven-year period.

The Nation’s Other Gaming Operations

The Nation, through its wholly owned business enterprise, Seneca Gaming & Entertainment, operates two Class II gaming facilities located on the Nation’s Territory in the City of Salamanca and Irving, New York. For the fiscal year ended September 30, 2004, (a) the Irving Class II facility generated $18.1 million in net revenue and income from operations of $11.9 million and (b) the Salamanca Class II facility generated $4.1 million in net gaming revenue and income from operations of $6.7 million.  From May 1, 2004 to December 31, 2004, we operated a Class II facility in the City of Salamanca. We transferred the Seneca Allegany Class II Facility and our poker assets and operations to the Nation on January 1, 2005. See “—Recent Developments Affecting Our Class II Operations.”

Employees

As of September 30, 2004, SGC employed 3,276 employees. Of those, Seneca Niagara Casino employed 2,305 employees, including 1,008 casino staff, 621 food and beverage employees, 130 security staff, 441 administrative employees, 83 parking and transportation employees, and a management team of 22; Seneca Allegany Casino employed 971 employees, including 448 casino staff, 219 food and beverage employees, 74 security staff, 182 administrative employees, 46 parking and transportation employees, and a management team of two.

We consider relations with our employees to be good.  None of our employees are currently members of any labor union or similar organization.

Seneca Gaming Corporation and the Nation

Seneca Gaming Corporation. SGC was established by the Nation in August 2002 for the purpose of developing, constructing, leasing, operating, managing, maintaining, promoting and financing all of the Nation’s gaming facilities. SGC is a governmental instrumentality of the Nation and was established by the Nation pursuant to Nation law by a duly enacted resolution of the Council. SGC is wholly owned by the Nation for economic and governmental purposes and shares in the

Nation’s sovereign immunity, which can be waived if the board of directors adopts a resolution waiving immunity in a specific situation and such waiver is approved by the Nation’s Council. SGC is managed by a board of directors with seven members, not less than five of whom must be enrolled members of the Nation. The Nation’s Council alone has the power to appoint and remove SGC’s directors.

There are three subsidiary entities under the control, operation and management of SGC: Seneca Niagara Falls Gaming Corporation, established in August 2002 to finance, develop, and operate the Nation’s gaming facility in downtown Niagara Falls, Seneca Niagara Casino; Seneca Erie Gaming Corporation, established in August 2003 to finance, develop, and operate the Nation’s gaming facility in Erie County; and Seneca Territory Gaming Corporation, established in September 2003 to finance, develop, and operate the Nation’s gaming facilities on Allegany or Cattaraugus Territory. The SNFGC operates the Nation’s Seneca Niagara Casino located on Nation lands in downtown Niagara Falls, New York. The STGC operates the Nation’s Seneca Allegany Casino, located in the City of Salamanca, New York on the Nation’s Allegany Territory. The Council appoints and has the power to remove the members of the subsidiary entities’ boards of directors. Each of the subsidiary corporations are required to make periodic financial reports and submit an annual report to the SGC board of directors. The SGC board of directors is required to make quarterly and annual reports to the Council regarding the financial condition of the companies, including but not limited to, significant problems and accomplishments, future plans, and such other information as the Council deems pertinent.  The members of the boards of directors for SGC and its subsidiaries are the same.

Gaming Authority.  SGC’s gaming operations are subject to the supervision and regulation of the Seneca Gaming Authority, or SGA, which was established by Nation ordinance and is responsible for overseeing regulation of the Nation’s gaming operations. The Nation’s gaming ordinance which provides regulatory authority to SGA for the Nation’s Class III gaming was adopted on August 1, 2002, subsequently amended on November 16, 2002 and approved by the National Indian Gaming Commission, or NIGC, on November 26, 2002. The Nation amended this gaming ordinance to extend SGA’s regulatory authority to include jurisdiction over Class II gaming. This amendment was approved by the NIGC. The SGA consists of five commissioners selected by the Nation and is responsible for, among other things, monitoring and regulating the standards of operation and standards of management of all authorized Class III gaming, protecting the assets and integrity of casino operations, overseeing the casino’s security and surveillance, monitoring the compliance of the Nation’s gaming operations with external accounting and audit control procedures, and supervising the licensure of all employees and vendors of the Nation’s gaming operations. The SGA functions independently and autonomously from the Council in all matters within its purview. While the SGA is responsible for regulatory matters relating to the Nation’s gaming activities, SGC (or one of its subsidiary entities) is responsible for the day-to-day management and operation of the Nation’s gaming activities other than the Class II gaming activities at the Irving, New York gaming facility, which is operated by Seneca Gaming & Entertainment.

The Nation.   The Seneca Nation of Indians is a federally recognized, self-governing Indian nation operating under a Constitution originally adopted in 1848 and most recently amended in 1993. The Nation’s current total enrollment population is approximately 7,300. The Seneca Nation is one of the Six Nations of the Iroquois Confederacy that consists of the Seneca, Cayuga, Onondaga, Oneida, Mohawk and Tuscarora nations. The members of the Nation originally lived in the area between the Genesee River and the Seneca Lake in the Finger Lakes region of New York. Today, the Seneca Nation holds title to four distinct Territories in Western New York State, including land in Niagara Falls and on land set aside by the 1794 Treaty of Canandaigua: the Allegany, Cattaraugus and Oil Spring Territories. These Territories encompass parts of four counties: the Allegany, Cattaraugus, Chautauqua, and Erie counties. The Oil Springs Territory is 640 acres, or one square mile, of land located 43 miles southeast of the Cattaraugus Territory and 24 miles east of the Allegany Territory. The Allegany Territory is composed of 31,097 acres and includes the City of Salamanca which is located within its territorial boundaries. The Cattaraugus Territory is 35 miles north of Allegany and encompasses 22,012 acres of land. In addition, approximately 24 acres of land (of the approximately 50 acre parcel identified in Appendix I of the Compact) have been converted into restricted fee lands pursuant to the Seneca Nation Land Claims Settlement Act of 1990, or SNLCSA. By operation of federal law, these lands and other parcels that may be acquired in the future pursuant to the SNLCSA, whether in Niagara Falls or Erie County, are subject to restrictions against alienation, constitute Indian country subject to the jurisdiction of the Nation, and qualify as gaming eligible Indian lands pursuant to IGRA.

Nation Governance.  The Nation came into formal existence in 1848 when the chief system was replaced by a constitution with elected officials. The Nation’s Constitution provides for three branches of government: executive, legislative and judicial. The Nation holds an election every two years for its three Executive Branch officers: the President, Treasurer and the Clerk. These officers alternate between the two principal Territories, Cattaraugus and Allegany, every two years. The next election of the Executive Branch Officers will be held in November 2006. The Legislative Branch, or the Council, has

sixteen members, of which eight members are elected from each of the two principal Territories. Each Councillor is elected to a four-year term, which is staggered. The next election of eight Council members will be in November 2006.

Nation Governmental Operations.  The Nation currently has 31 administrative departments located on both the Allegany and Cattaraugus Territories. The Nation’s programs include tribal administration functions as well as a wide array of community services, including health, environmental, education, recreation and community planning. In order to provide efficient services to the communities, many departments have offices located on both Territories. The tribal administrative executive offices are housed in the two central administration buildings located on the Allegany and Cattaraugus Territories: the G.R. Plummer and the William Seneca Buildings. The other Nation organizational departments are located in buildings adjacent to the main tribal administration building or surrounding area.

Nation Businesses.  The Nation enterprises, subdivisions of the Nation’s government, are responsible for the various economic development initiatives undertaken by the Nation other than SGC and its subsidiaries. The Nation enterprises are currently comprised of the following: Seneca Gaming & Entertainment, Seneca One Stop, Seneca-Iroquois National Museum, and Highbanks Campground. None of these enterprises is a part of SGC or its subsidiaries or otherwise contributes to its revenue. Individual Seneca entrepreneurs also operate their own businesses on Nation lands. The businesses include, but are not limited to, restaurants, retail shops, hotels, gas stations, and Internet-based businesses.

Regulation of the Nation, Seneca Gaming Corporation and its Subsidiaries

The conduct of all Class II and Class III gaming activities on Nation lands is subject to regulation by the Nation through its Gaming Ordinance and in accordance with the Compact between the Nation and New York State. The federal government also oversees Indian gaming generally pursuant to IGRA and exercises regulatory oversight through the National Indian Gaming Commission, or NIGC. The Department of Justice also possesses authority to enforce IGRA and the Gambling Devices Act, 15 U.S.C. ☐1171-78, more commonly known as the Johnson Act. The following description of the regulatory environment in which gaming takes place and in which SGC and its subsidiaries operate is intended as a summary and is not a complete recitation of all relevant laws. Moreover, because the regulatory environment is dynamic and evolving, it is impossible to predict how certain provisions will ultimately be interpreted or applied or how they may affect SGC and its subsidiaries. Changes in such laws or regulations could, under certain circumstances, have a material adverse effect on the operations of SGC and its subsidiaries.

Seneca Nation Law and Legal Systems

Applicability of State and Federal Law.   The Nation is an Indian tribal government with certain sovereign powers. The Nation’s ability to enact its own laws and regulations to regulate gaming activities derives from the exercise of the Nation’s inherent sovereign powers, recognized by the United States in the 1794 Treaty of Canandaigua and in subsequent federal court opinions. It is the position of the United States, and federal courts have uniformly held, that Indian nations are subject to certain federal laws and certain state laws where federal law so prescribes. It is therefore possible that a federal agency with whose regulations the Nation may not be currently complying could object to such noncompliance. If an agency sought to enforce compliance, such agency action and any resultant federal court ruling could result in the disruption of construction and related activities of SGC which events would have a material adverse effect on the operations and financial results of the casino operations.

Waiver of Sovereign Immunity; Court Jurisdiction; Exhaustion of Tribal Remedies.   Indian nations enjoy sovereign immunity from unconsented suit similar to that of the states and the United States. An Indian nation and its wholly owned tribal entities, such as SGC and its subsidiaries, share in the Indian nation’s sovereign immunity, but may formally waive their sovereign immunity with respect to suits against them. Courts have held waivers of sovereign immunity to be effective, if given explicitly with proper authorization.

The remedies available against an Indian nation also depend, at least in part, upon the jurisdiction of courts and the rules of comity and doctrines requiring initial exhaustion of remedies in tribal tribunals and, as to some judicial remedies, the particular nation’s consent to jurisdictional provisions contained in the disputed agreements. The U.S. Supreme Court has ruled that state courts do not have jurisdiction over actions involving Indians or Indian tribes and arising within Indian country unless Congress specifically grants jurisdiction to those courts. Congress has allowed the courts of New York State to hear certain matters involving Indians and occurring on Indian lands in New York, although each situation must be analyzed on a case-by-case basis.

The Nation’s judiciary branch is comprised of separate Peacemaker, Appellate, and Surrogate Courts. The Nation court system has its own clerks and facilities and has heard numerous civil cases.

The U.S. Supreme Court has held that, under certain circumstances, where a tribal court exists, the remedies and jurisdictional questions in that forum must first be exhausted before the claim can properly be heard by federal courts that would otherwise have jurisdiction. Generally, where a dispute as to the existence of jurisdiction in the tribal forum exists, the tribal court must first rule as to the limits of its own jurisdiction. In the event that a waiver of tribal court jurisdiction is held to be ineffective, third parties may be required to enforce their rights and remedies against the Nation or SGC in Nation court. In addition, unless the decisions of the Nation court violate some applicable state or federal law, there may be no effective right to appeal such decisions in state or federal court.

The Federal Court of Appeals for the Second Circuit (which has appellate jurisdiction over federal district courts located in New York State) has ruled that if a non-member of a tribe asserts a claim against a tribe based on state or federal law, and not on tribal law, and no prior tribal court proceedings are pending, a federal court generally may adjudicate the claim without requiring the plaintiff to exhaust tribal court remedies. A similar ruling by a New York State appellate court concluded that the state trial court properly proceeded with adjudicating a dispute rather than requiring the plaintiff to exhaust tribal court remedies where the dispute was among tribal members involving issues not concerning internal tribal affairs, the state court had jurisdiction concurrent with tribal courts over the issues and no case was currently pending before the tribal court. Courts in other states and federal judicial circuits have reached different conclusions, and it cannot be certain whether a court in New York State will defer exercising jurisdiction over a case until after the appropriate tribal court has had an opportunity to adjudicate the matter, even where there is a waiver of exhaustion of tribal court remedies.

The Indian Gaming Regulatory Act of 1988

IGRA.   All gaming activities on Indian lands are subject to IGRA. Congress enacted IGRA in order to establish a system for regulating gaming activities on Indian lands. IGRA’s purpose is to provide a statutory basis for the operation of gaming by Indian tribes as a means of promoting tribal economic development, self sufficiency, and strong tribal governments. Congress simultaneously sought to shield Indian gaming from organized crime and other corrupting influences, to ensure that the Indian tribe is the primary beneficiary of the gaming operation and that gaming is conducted fairly and honestly by both the operator and players.

Classes of Gaming.   IGRA divides gaming into three classes, each of which is regulated differently. Class I gaming encompasses social games solely for prizes of minimal value or traditional forms of Indian gaming engaged in by individuals as a part of, or in connection with, tribal ceremonies or celebrations. Such gaming is subject to the exclusive jurisdiction of the tribes and is not subject to regulation under IGRA. Class II gaming includes bingo and similar games, and is subject to tribal regulation and federal oversight by the NIGC. Class III gaming, the most heavily regulated of the three classes, encompasses all other forms of gaming, and includes slot machines, casino games, banking card games, dog racing, and lotteries. Class III gaming is lawful only if it is (1) authorized by a tribal ordinance, (2) located in a State that permits such gaming for any purpose by any person, organization, or entity, and (3) conducted in conformance with a Tribal-State compact.

National Indian Gaming Commission.   The NIGC, an independent executive agency located in the Department of the Interior, is vested with regulatory authority over gaming activities on Indian lands pursuant to IGRA and its implementing regulations. The NIGC is charged with the administration and enforcement of IGRA. The NIGC regulates gaming by Indian tribes, in order to shield tribes from organized crime and other corrupting influences, to ensure that the Indian tribe is the primary beneficiary of the gaming operation and that gaming is conducted fairly and honestly by both the operator and players. Congress aimed to make gaming a means of promoting tribal economic development, self-sufficiency, and strong tribal governments. To carry out these goals, Congress gave the NIGC substantial power, including the authority to initiate enforcement actions, close tribal gaming operations and levy civil fines. Moreover, the NIGC has authority to issue regulations governing gaming activities of Indian lands, review and approve Class II and Class III gaming ordinances, review and approve management agreements for tribal gaming operations, conduct investigations and generally monitor Indian gaming activities. IGRA also provides for federal criminal penalties for illegal gaming on Indian land and for theft from Indian gaming facilities. The Secretary of the Interior retains certain responsibilities under IGRA, such as the approval of tribal-state compacts and approval of per capita distribution plans.

NIGC regulations implement certain provisions of IGRA. These regulations govern, among other things, the submission and approval of tribal gaming ordinances or resolutions, and require an Indian tribe to have the sole proprietary interest in and responsibility for the conduct of gaming activities. Pursuant to NIGC regulations, tribes are required to issue gaming licenses only under certain articulated standards, to conduct or commission financial audits of their gaming enterprises, to perform or commission background investigations of primary management officials and key employees and to maintain facilities in a manner that adequately protects the environment and the public health and safety. NIGC regulations also set forth a review procedure for tribal licensing of all gaming operation employees and require tribes to report certain specified information, including information derived from background investigations, to the NIGC. The NIGC has recently promugated Comprehensive new regulations governing minimum internal control standards that must be met in the conduct of both Class II and Class III gaming operations. Some tribes have filed suit challenging the authority of the NIGC to apply these regulations to Class III gaming and their final status has not been resolved.

Tribal-State Compacts.   Under IGRA, Class III gaming activities are lawful on Indian lands only if such activities are conducted in conformance with a Tribal-State compact. A Tribal-State gaming compact is the product of negotiation by a tribe and a state which sets the terms by which the tribe may conduct Class III gaming. IGRA contemplates that states and tribes will utilize the compacting process to address public policy issues of mutual concern. IGRA provides a representative list of the types of provisions that may be included in a Tribal-State compact. Among other things, Congress sought through the compact process to accommodate significant governmental interests of the states. At the same time, IGRA’s compacting process affords reciprocal protection for the significant governmental interests of tribes by requiring a state to negotiate over a form of Class III gaming as long as the State permits it for any purpose by any person. The mechanism for entering into a Tribal-State compact is set forth in IGRA.

The Compact was executed on August 18, 2002, and deemed approved by the Secretary of the Interior on October 25, 2002 pursuant to IGRA. After taking effect on December 9, 2002 when notice was published in the Federal Register, the Compact authorized the Nation to own and operate three Class III gaming facilities, two off-Territory in the City of Niagara Falls and in Erie County, and one on current Nation Territory.

Tribal-state compacts have been the subject of litigation in thirteen states, including New York. In 1996, the U.S. Supreme Court ruled in the case of Seminole Tribe of Florida v. Florida that the provision of IGRA that permits Indian tribes to sue in federal court to force states to negotiate tribal-state gaming compacts in good faith is unconstitutional, as applied to an unconsenting State, by virtue of the Eleventh Amendment to the U.S. Constitution.

In 1999, certain legislators, organizations and individuals opposed to casino gambling brought a lawsuit: (1) challenging the validity of the 1993 gaming compact between New York State and the St. Regis Mohawk Tribe under the separation of powers provisions in the New York State Constitution; and (2) seeking a declaration that the New York State Constitution’s general prohibition on gambling covers Las Vegas-style gaming at casinos operated pursuant to IGRA by Indian tribes on their Territory lands in New York. The plaintiffs also requested an injunction prohibiting the New York State from expending any money in furtherance of the gaming compact.

In October 2001, the New York Legislature passed Chapter 383 of the Laws of 2001, or Chapter 383, which allowed Governor Pataki to enter into a gaming compact with the Seneca Nation of Indians and to enter into gaming compacts with other Indian tribes for the establishment of three additional casinos in the Catskills. Chapter 383 also approved the installation of VGMs at certain racetracks.

In January 2002, two actions were filed in the Supreme Court of the State of New York, County of Albany, challenging legislation that, among other things, authorized the Governor of New York to execute tribal-state gaming compacts, approved the use of slot machines as games of chance, approved the use of video lottery terminals at racetracks and authorized the participation of New York State in a multi-state lottery. The actions were consolidated and are captioned Dalton v. Pataki, et al., and Karr v. Pataki, et al. Plaintiffs seek a judgment declaring the legislation unconstitutional and enjoining its implementation. These two cases were consolidated and we refer to both cases below as Dalton v. Pataki.

On July 17, 2003, the New York Supreme Court dismissed the plaintiffs’ complaints in Dalton v. Pataki and held that the legislation is constitutional. The plaintiffs appealed the Court’s decision to the Third Department of the New York Supreme Court’s Appellate Division and oral argument was held on December 16, 2003. On July 7, 2004, a five judge panel issued its Opinion and Order declaring the legislation at issue, Chapter 383 of the Laws of 2001, constitutional as challenged. Notwithstanding the constitutionality of VGMs, the court declared the licensing of VGMs to racetracks to be unconstitutional due to the impermissible revenue distribution scheme set forth therein. Lastly, the court declared the provision of Chapter 383 of the Laws of 2001 authorizing the Division of the Lottery to participate in the multi-state lottery constitutional on May 3, 2005, The New York Court of Appeals held the legislation (including the licensing of VGMs to racetracks) to be constitutional. It is expected that the appellants will seek review by the United States Supreme Court. No assurance can be given that the ultimate result of this litigation will be to uphold the constitutionality of Chapter 383 and the validity of the Compact.

If the U.S. Supreme Court were to review the case and subsequently rule that Chapter 383 violates the New York Constitution and if there were a subsequent ruling that the Compact is invalid, the Nation could not continue to operate Class III gaming at Seneca Niagara Casino, Seneca Allegany Casino or any other casino it may establish. In that event the Nation could operate a Class II casino with various Class II electronic games. If New York State were to make various forms of gaming illegal or against public policy (that are lawful under the new regulations promulgated by the NIGC in 2003.  Although we can provide no assurances, the believe that any change in New York law will not retroactively invalidate what the State has agreed to in the Compact. or the courts were to similarly rule), or otherwise to take a legal position adverse to SGC, such actions could have a material adverse effect on our ability to conduct our gaming operations as currently conducted.

While no assurance can be given as to litigation in New York State, any invalidation of the Nation’s Compact would not affect the Nation’s ability to engage in Class II Gaming.

Indian Lands.   In order for the Nation to conduct gaming pursuant to the Compact, it must do so on Indian lands within its jurisdiction. Indian lands include, but are not limited to, lands located within the boundaries of an Indian Territory. For non-Territory lands to qualify as Indian lands under IGRA, the land must be held in either trust by the United States for the benefit of any Indian tribe or individual, or held by any Indian tribe or individual subject to restriction by the United States against alienation, and the tribe must exercise governmental power over those lands.

As it relates to lands that have been acquired in trust or restricted fee status for gaming purposes after October 17, 1988, IGRA generally prohibits gaming on such lands unless certain conditions are met. As relevant here, lands that are acquired as part of a settlement of a land claim are exempt from the prohibition against gaming on lands acquired after the enactment of IGRA.

Pursuant to the Compact, the Nation may acquire property and establish gaming facilities in the City of Niagara Falls within the boundaries of the approximately 50 acre area of land described in Appendix I of the Compact and designated as land to be developed by the Nation in connection with its gaming facilities. The Compact also authorizes the Nation to establish a gaming facility in Erie County and one on current Nation Territory. Moreover, the Compact authorizes the Nation to use funds appropriated under the SNLCSA to acquire parcels of land in Niagara Falls and Erie County for gaming purposes.

In 1990, Congress enacted the SNLCSA, which provides the Nation with fair compensation for use of its land and for the impact on the Nation from prior lease arrangements in the City of Salamanca, New York. The funds appropriated under the SNLCSA are available for the Nation to acquire additional land that could be placed into restricted fee status. The SNLCSA provides that unless the Secretary of the Interior determines that lands acquired pursuant to the SNLCSA should not be subject to restrictions against alienation, such lands shall be held in restricted fee status by the Nation.

As determined by the Secretary of the Interior in connection with the approval of the Compact, the Nation will have jurisdiction over lands placed into restricted fee status pursuant to the SNLCSA. Indeed, lands placed in restricted status pursuant to the SNLCSA are held in the same legal manner as existing Nation’s lands are held and thus, subject to the Nation’s jurisdiction. In addition, the Secretary determined that lands placed into restricted fee status pursuant to the SNLCSA are Indian lands as defined by IGRA, and the Nation is authorized to use such land for gaming purposes pursuant to IGRA, because such lands will be acquired as part of a settlement of a land claim.

As of September 30, 2004, the Nation had acquired approximately 24 acres (of the approximately 50 acre area of land described in Appendix I of the Compact) with funds appropriated under the SNLCSA. By operation of federal law, these lands and other parcels that may be acquired in the future pursuant to the SNLCSA (in Niagara Falls or Erie County), are subject to restrictions against alienation, constitute Indian country subject to the jurisdiction of the Nation, and qualify as gaming eligible Indian lands pursuant to IGRA. The Nation’s existing casino in Niagara Falls is situated on these lands.

In addition to the two off-Territory sites in Niagara Falls and Erie County, the Compact also authorizes the Nation to establish a gaming facility on current Nation Territory. The lands upon which the Nation owns, operates and manages its Territory-based Seneca Allegany Casino, are located within the Nation’s Territory boundaries, thus constituting Indian lands eligible for gaming pursuant to IGRA.

Possible Changes in Federal and State Law.   Several bills have been proposed during the current and recent sessions of Congress that could affect Indian gaming. Notably, although its proposed legislation has yet to be presented to Congress, the Policies and Procedures Subproject of the Bureau of Indian Affairs has proposed sweeping changes to the federal laws concerning Indians. Certain of such bills, if enacted, could impair the ability of the Nation and SGC to expand its gaming operations and adversely impact the future growth of the Nation’s revenue base. In addition, from time to time, various government officials have proposed taxing Indian casino gaming or otherwise limiting or restricting the conduct of gaming operations by Indian tribes. No assurance can be given that such legislation, if and when enacted by Congress, would not have a material adverse effect on the operations of SGC. Senator John McCain, Chairman of the Senate Indian Committee, has announced a series of hearings to consider a variety of possible amendments to IGRA. If Congress were to enact comprehensive amendments to IGRA, such legislation could have a material effect on the operations of SGC. In addition, under federal law, gaming on the Nation’s lands may be dependent upon the permissibility under New York law of certain forms of gaming or similar activities. If New York State were to make various forms of gaming illegal or against public policy (or the courts were to similarly rule), or otherwise to take a legal position adverse to SGC, such actions could have a material adverse effect on our ability to conduct our gaming operations as currently conducted.

Item 2.   Properties

Seneca Niagara Casino.  Seneca Niagara Casino is located on Nation Territory in Niagara Falls, New York, in the former Niagara Falls Convention and Civic Center, which we lease from the Nation. Seneca Niagara Casino is located approximately 20 miles north of Buffalo, New York and approximately 90 miles west of Rochester, New York.

Pursuant to the Compact, the Nation may acquire property and establish gaming facilities in the City of Niagara Falls within the boundaries of the approximately 50 acre area of land described in Appendix I of the Compact and designated as land to be developed by the Nation in connection with the Nation’s gaming facilities. The Compact also authorizes the Nation to establish a gaming facility in Erie County and one on current Nation Territory. The Compact authorizes the Nation to use funds appropriated under the Seneca Nation Land Claims Settlement Act of 1990, or SNLCSA, to acquire parcels of land in Niagara Falls and Erie County for gaming purposes.

As of September 30, 2004, the Nation had acquired approximately 24 acres (of the approximately 50 acre area of land described in Appendix I of the Compact) with funds appropriated under the SNLCSA in Niagara Falls. By operation of federal law, these lands and other parcels that may be acquired in the future pursuant to the SNLCSA (whether in Niagara Falls or Erie), are subject to restrictions against alienation, constitute Indian country subject to the jurisdiction of the Nation, and qualify as gaming eligible Indian lands pursuant to IGRA. Seneca Niagara Casino, its 2,300-space parking garage, and the contemplated luxury hotel, are situated on the Nation’s restricted fee lands. The Nation intends to acquire the remaining acres (of the approximately 50 acre area of land described in Appendix I of the Compact) pursuant to the Compact.

To the extent required under federal law, the United States Department of the Interior issued Findings of No Significant Impact with respect to the conversion of the approximately 24 acres (of the approximately 50 acres of land designated under our Compact for ownership and development by the Nation) into restricted fee lands, determining that the conversions would not result in significant impacts to the quality of the human environment.

Seneca Allegany Casino.  Seneca Allegany Casino is located on the Nation’s Allegany Territory in the City of Salamanca, New York. STGC leases the gaming facility in which Seneca Allegany Casino is located from the Nation. Seneca Allegany Casino is located immediately off Interstate 86, approximately 70 miles south of Niagara Falls, New York and is within 75 miles of Erie, Pennsylvania, and 165 miles of Cleveland and Akron, Ohio and Pittsburgh, Pennsylvania. The land upon which the Nation owns and operates Seneca Allegany Casino is within the Nation’s territorial boundaries, and is therefore eligible for gaming pursuant to IGRA.

On April 9, 2004, we entered into a non-binding letter of intent with Uniland to purchase the Cheektowaga Site, located in Erie County, New York. The purchase of the Cheektowaga Site has been delayed for various reasons, including ongoing litigation. See Legal Proceedings.

Item 3.  Legal Proceedings

In October 2001, the New York Legislature passed Chapter 383 of the Laws of 2001, or Chapter 383, which allowed Governor Pataki to enter into a gaming compact with the Seneca Nation of Indians and to enter into gaming compacts with other Indian tribes for the establishment of three additional casinos in the Catskills. Chapter 383 also approved the installation of VGMs at certain racetracks.

In January 2002, two actions were filed in the Supreme Court of the State of New York, County of Albany, challenging legislation that, among other things, authorized the Governor of New York to execute tribal-state gaming compacts, approved the use of slot machines as games of chance, approved the use of video lottery terminals at racetracks and authorized the participation of New York State in a multi-state lottery. The actions are captioned Dalton v. Pataki, et al., and Karr v. Pataki, et al. Plaintiffs seek a judgment declaring the legislation unconstitutional and enjoining its implementation. These two cases were consolidated and we refer to both cases below as Dalton v. Pataki.

On July 17, 2003, the New York Supreme Court dismissed the plaintiffs’ complaints in Dalton v. Pataki and held that the legislation is constitutional. The plaintiffs appealed the Court’s decision to the Third Department of the New York Supreme Court’s Appellate Division and oral argument was held on December 16, 2003. On July 7, 2004, a five-judge panel issued its Opinion and Order declaring legislation at issue, Chapter 383 of the Laws of 2001, constitutional as challenged. Notwithstanding the constitutionality of VGMs, the court declared the licensing of VGMs to racetracks to be unconstitutional due to the impermissible revenue distribution scheme set forth therein. Lastly, the court declared the provision of Chapter 383 of the Laws of 2001 authorizing the Division of the Lottery to participate in the multi-state lottery constitutional. On May 3, 2005, the New York Court of Appeals held the legislation (including the licensing of VGMs to racetracks) to be constitutional. It is expected that the appellants will seek review by the United States Supreme Court. No assurance can be given that the ultimate result of this litigation will be to uphold the constitutionality of Chapter 383 and the validity of the Compact.

If the U.S. Supreme Court were to review the case and subsequently rule that Chapter 383 violates the New York Constitution and if there were a subsequent ruling that the Compact is invalid, the Nation could not continue to operate Class III gaming at Seneca Niagara Casino, Seneca Allegany Casino or any other casino it may establish. In that event the Nation could operate a Class II casino with various Class II electronic games that are lawful under the new regulations promulgated by the NIGC in 2003.  Although we can provide no assurances, we believe that any change in New York law will not retroactively invalidate what the State has agreed to in the Compact.  If New York State were to make various forms of gaming illegal or against public policy (or the courts were to similarly rule), or otherwise to take a legal position adverse to SGC, such actions could have a material adverse effect on our ability to conduct our gaming operations as currently conducted.

The Compact provides that the Nation may acquire property and establish a gaming facility in Erie County, at a location in the City of Buffalo to be determined by the Nation, or at such other site as may be determined by the Nation in the event a site in the City of Buffalo is rejected by the Nation for any reason. In May 2004, various parties, including the Mayor of the City of Buffalo, filed a complaint against Governor Pataki, the State of New York, the Town of Cheektowaga and Uniland to prohibit the sale of the Cheektowaga Site to us on the basis that the Nation’s ability, pursuant to the Compact, to locate a Class III gaming facility anywhere in Erie County in the event a site in the City of Buffalo is rejected by the Nation for any reason is unconstitutional. On June 16, 2004, Justice Makowski of the Supreme Court of the State of New York agreed with the plaintiffs and held that the Compact provision allowing the Nation to locate a Class III gaming facility in Erie County outside the City of Buffalo is unconstitutional. The Court’s decision further permanently restrained and enjoined (1) Governor Pataki and the State of New York from any action or activity that would assist the Nation in owning and operating a Class III gaming casino in Erie County other than the City of Buffalo and (2) Uniland from the sale or transfer of the Cheektowaga Site to us. We disagree with the Court’s finding. On April 27, 2005, the Town of Cheektowaga filed a brief to appeal the Supreme Court decision and we support its decision to appeal. Subsequent to the Supreme Court decision, Uniland requested certain amendments to the executed letter of intent for the Cheektowaga Site. We are evaluating their requested changes, but can provide you with no assurance that we will be able to reach a mutually acceptable agreement with Uniland, that Justice Makowski’s decision will be successfully appealed, or that we will be able to commence construction or begin operation of our third Class III gaming facility in the City of Buffalo or Erie County prior to the termination of our exclusivity period. As a result of the ongoing litigation, the Nation and SGC may consider alternative sites.

On December 29, 2003, certain tribal members filed an action for a temporary restraining order in Peacemakers’ Court, the Nation’s trial level court, against G. Michael Brown, as President and CEO of SNFGC, and SNFGC attempting to enjoin Mr. Brown and SNFGC from making any exclusivity payments to New York State pursuant to the Compact. The plaintiffs alleged that New York State “materially breached” the Compact by promulgating rules regarding the collection of taxes on reservation sales to non-Indian purchasers. On December 31, 2003, the Peacemakers’ Court dismissed the plaintiffs’ complaint. On January 3, 2004, the plaintiffs filed an appeal to the Nation’s Court of Appeals, the Nation’s intermediate level court. On August 11, 2004, the Court of Appeals issued “bench rulings” and determined, among other matters, that SGC and its subsidiaries are unconstitutional and legal nullities. On August 17, 2004, the Nation’s Supreme Appellate Court, the Nation’s highest court of appeals, overturned the Court of Appeal’s bench rulings in their entirety and reaffirmed that the Nation’s Council had appropriately and validly established SGC and its subsidiaries and that these entities possessed sovereign immunity from suit. In addition, the Supreme Appellate Court noted that by filing an application for the Writ of Permission, the “bench rulings” were automatically stayed pursuant to Seneca Civil Procedure Rules and the Court of Appeals no longer has jurisdiction over the underlying matter pertaining to the payment of the exclusivity fee to New York State. Notwithstanding this decision, on September 16, 2004, the Court of Appeals held that the Supreme Appellate Court’s August 17, 2004 decision was illegal, invalid and of no force and effect due to the violation of Seneca Nation of Indians Rules of Appellate Procedure, among other reasons. The Court of Appeals remanded the case to the Peacemakers’ Court and ordered this court to convene and hear the original case with its bench rulings in effect within 30 days of the September 16, 2004 Court of Appeals Order. The Peacemaker’s court did not convene by October 16, 2004 to consider the matter, as required by the Court of Appeals’ Order, and as of this date has not convened to consider the matter.  However, the Senior Policy Advisor and Counsel to the Nation has delivered a legal opinion dated May 4, 2005 to the SGC board of directors stating the following:

Thus, the action of the Court of Appeals on September 16th purporting to set aside the Supreme Appellate Court’s decision of August 17th is of no force and effect because the Supreme Appellate Court’s decision of August 17th was “final” by its terms.  The Nation’s Constitution makes no provision for review of Supreme Appellate Court decisions by the Court of Appeals under any circumstances.  As a result, the Council’s decision of August 17th is final and the Nation’s gaming corporations are constitutional and valid legal entities.

On October 18, 2004, the Peacemakers’ Court, due to a perceived conflict of interest of elected Nation officials serving as members of the boards of directors of the SGC and its subsidiaries, ordered that all directors of SGC and its subsidiaries who are or plan to be candidates in the Nation’s elections scheduled for November 2, 2004 must resign as directors of the SGC and its subsidiaries. The Peacemakers’ Court further ordered that no present or newly elected Tribal Councilor may serve on the boards of directors of SGC and its subsidiaries due to a perceived conflict of interest and that any present Tribal Councilors who are directors of SGC and its subsidiaries must resign their directorships immediately. On November 10, 2004, the Peacemakers’ Court withdrew its October 18, 2004 order.

Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We have not issued or sold any equity securities.

Item 6. Selected Financial Data

The Nation established Seneca Gaming Corporation as a wholly owned entity to operate all of the Nation’s gaming and resort-related activities. The selected consolidated financial data set forth below as of and for the period ended September 30, 2002 and as of and for the years ended September 30, 2003 and 2004 have been derived from our audited financial statements. This information should be read with our financial statements and the related notes included in this report. You should also read the following information in conjunction with the “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Until May 1, 2004, our only operating casino was Seneca Niagara Casino.

	Fiscal Year Ended September 30,				Period from Inception to September 30,
(dollars in thousands)	2004		2003		2002

Statement of Operations Data:
Revenues:
Gaming	$337,536		$184,332		$—
Food and beverage	31,358		16,158		—
Retail and other	11,797		4,823		—
Gross revenues	380,691		205,313		—
Less: Promotional allowances	(24,295)		(9,557)		—
Net revenues	356,396		195,756		—
Expenses:
Gaming	92,531		53,686		—
Food and beverage	26,387		15,856		—
Retail, entertainment and other	7,184		2,732		—
Advertising, general and administrative	91,552		42,176		—
Preopening costs	4,228		7,155		2,961
Depreciation and amortization	17,638		8,723		—
Total operating expenses	239,520		130,328		2,961
Operating income (loss)	116,876		65,428		(2,961)
Other income and (expense):
Interest income	1,535		44		—
Interest expense	(33,702)		(15,515)		—
Net other income (expense)	(32,167)		(15,471)		—
Net income (loss)	$84,709		$49,957		$(2,961)
Other Financial Data:
EBITDA(1)	$134,514		$74,151		$(2,961)
Net cash provided by (used in) operating activities	143,803		97,720		(69)
Net cash used in investment activities	238,703		118,693		39
Net cash provided by financing activities	246,867		80,739		240
Ratio of earnings to fixed charges(2)	3.4	x	3.9	x	—

	Fiscal Year Ended September 30,		Period from Inception to September 30,
(dollars in thousands)	2004	2003	2002

Property Data(3):
Square footage of gaming space	$153,749	$90,454	$—
Average number of slot machines	4,724	2,741	—
Slot machine daily win per unit($)	196	213	—
Average number of table games	131	104	—
Table game daily win per unit($)	1,479	1,291	—

	September 30,
	2004	2003	2002

Cash and cash equivalents	$211,595	$59,628	$132
Total assets	584,056	181,749	2,883
Total long-term debt	380,325	86,157	—
Total liabilities	497,369	134,753	5,844
Total capital (deficit)	86,687	46,996	(2,961)

(1)     EBITDA represents earnings before interest, depreciation and amortization. We are not subject to U.S. federal income taxation under current interpretations of the U.S. federal tax code. EBITDA is presented to provide additional information that our management uses to assess our business and because we believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. However, other companies in our industry may calculate EBITDA differently than we do. EBITDA is not a measurement of financial condition or profitability under generally accepted accounting principles and should not be considered as an alternative to cash flow from operating activities or as a measure of liquidity or an alternative to net income as indicators of our operating performance or any other measures of performance derived in accordance with generally accepted accounting principles.

The following table sets forth a reconciliation of net income to EBITDA, which management believes is the most nearly equivalent measure under U.S. generally accepted accounting principles. The adjustments set forth below are those relevant to the periods presented.

	Fiscal Year Ended September 30,		Period from Inception to September 30,
(dollars in thousands)	2004	2003	2002

Net income (loss)	$84,709	$49,957	$(2,961)
Depreciation and amortization	17,638	8,723	—
Net interest expense	32,167	15,471	—
EBITDA	$134,514	$74,151	$(2,961)

(2)     The ratio of earnings to fixed charges is computed by dividing earnings by fixed charges. For purposes of determining the ratio of earnings to fixed charges, the term “earnings” is the amount resulting from adding (i) net income, (ii) fixed charges and (iii) amortization of capitalized interest, less the amount of interest capitalized. The term “fixed charges” is the amount resulting from adding (i) interest expense whether expensed or capitalized, and (ii) the amortization of debt financing costs.

(3)     The casino square footage is given as of the end of each period presented. The average number of slot machines and table games represents the average over the period presented. Slot machine win per unit refers to total slot machine revenue for a given period divided by the average number of slot machines operating in that period divided by the number of days in that period. Table game daily win per unit refers to total table games revenue for a given period divided by the average number of table games operating in that period divided by the number of days in that period.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with the section titled Selected Consolidated Financial and Other Data and the financial statements and related notes included in this report at “Item 8— Financial Statements and Supplementary Data.” References below to years are to fiscal years of Seneca Gaming Corporation unless otherwise noted. Seneca Gaming Corporation’s fiscal year is from October 1 through September 30.

Overview

Seneca Gaming Corporation is wholly owned by the Seneca Nation of Indians of New York and chartered to manage and direct all of the Nation’s Class III gaming operations. The Nation entered into a Compact with New York State on August 18, 2002 that provides the Nation with the right to establish and operate three Class III gaming facilities in Western New York. We opened our first Class III gaming facility on Nation Territory in the City of Niagara Falls, New York on December 31, 2002, featuring principally Class III slot machines and table games. This facility is operated by our wholly owned subsidiary SNFGC. From August 1, 2002 to September 30, 2002, SNFGC operated as a development stage company and devoted its efforts to obtaining regulatory and governmental approvals, securing financing, recruiting and training employees and overseeing the renovation of the Niagara Falls Convention and Civic Center. On May 1 2004, wse opened our second Class III gaming facility, Seneca Allegany Casino, on the Nation’s Territory in the City of Salamanca, New York. This facility principally features Class III slot machines and table games. We formed STGC on September 20, 2003 as a wholly owned subsidiary to operate this facility. Please note that our Selected Consolidated Financial and Other Data, the financial statements and related notes included elsewhere in this report and the following discussion and analysis only include five months of operating results for Seneca Allegany Casino.

Given our short operating history and limited operations at SNFGC in the fiscal year ended September 30, 2002, we believe comparisons between the fiscal year ended September 30, 2003 and the fiscal year ended September 30, 2002, are not meaningful. Therefore, these comparisons are not discussed below.

Under the Compact, the Nation has the right to establish and operate a third Class III gaming facility in Erie County, New York. If the Nation fails to commence construction of a Class III gaming facility in Erie County by December 9, 2005, or if the Nation fails to commence Class III Gaming operations by December 9, 2007, the Nation’s exclusive right under the Compact to own and operate a Class III gaming facility in Erie County may terminate. On April 9, 2004, we entered into a non-binding letter of intent with Uniland to purchase the Cheektowaga Site. The letter of intent provides that our purchase of this property is subject to our ability to enter into a definitive purchase agreement, have this land placed in restricted fee for gaming by the U.S. Department of the Interior and Uniland’s ability to enter into an agreement with the Town of Cheektowaga for various make-whole benefits for Uniland. In May 2004, various parties, including the Mayor of the City of Buffalo, filed a complaint against Governor Pataki, the State of New York, the Town of Cheektowaga and Uniland to prohibit the sale of the Cheektowaga Site to us on the basis that the Nation’s ability, pursuant to the Compact, to locate a Class III gaming facility anywhere in Erie County in the event a site in the City of Buffalo is rejected by the Nation for any reason is unconstitutional. On June 16, 2004, Justice Makowski of the Supreme Court of the State of New York agreed with the plaintiffs and held that the Compact provision allowing the Nation to locate a Class III gaming facility in Erie County outside the City of Buffalo is unconstitutional. The Court’s decision further permanently restrained and enjoined (1) Governor Pataki and the State of New York from any action or activity that would assist the Nation in owning and operating a Class III gaming casino in Erie County other than the City of Buffalo and (2) Uniland from the sale or transfer of the Cheektowaga Site to us. On April 27, 2005, the Town of Cheektowaga filed a brief to appeal the Supreme Court decision and we support its decision to appeal. Subsequent to the Supreme Court decision, Uniland requested certain amendments to the executed letter of intent for the Cheektowaga Site. We are evaluating their requested changes, but can provide you with no assurance that we will be able to reach a mutually acceptable agreement with Uniland, that Justice Makowski’s decision will be successfully appealed, or that we will be able to commence construction of our third Class III gaming facility in the City of Buffalo or Erie County prior to the termination of our exclusivity period.  As a result of the ongoing litigation, the Nation and SGC may consider alternative sites.

Executive Summary

 Our Current Operations.   We currently operate two Class III gaming facilities, Seneca Niagara Casino, in the City of Niagara Falls, New York, and Seneca Allegany Casino, in the City of Salamanca, New York. Our casino operations include gaming, dining, entertainment and retail. For the 12-months ended September 30, 2004, approximately 93%, of our net revenue was derived from our Class III gaming activities.

Key Performance Indicators.   Our operating results are dependent on the volume of profitable patrons at our casinos and our ability to attract them for repeat visits.

Seneca Niagara Casino.   Seneca Niagara Casino currently relies primarily on drive-in and bus patrons from the Buffalo, Niagara Falls, and Rochester areas in New York and secondarily from the Erie, Pennsylvania area, Ohio and other parts of New York. Since opening on December 31, 2002, Seneca Niagara Casino has experienced steady growth in its patron base, net revenue and profitability. We believe that the proposed expansion of Seneca Niagara Casino, including the addition of a luxury hotel and other amenities, will enable us to increase profitable patron volume and gaming activity, extend our geographic penetration and appeal to a more diverse demographic base. The first phase of this expansion is expected to open by December 2005, and will add over 35,000 square feet of gaming space, 300 rooms, a multi-purpose room for conventions, banquets and entertainment events, and an 18,000 square-foot spa.

As of September 30, 2004, we had paid for substantially all of our completed expansion projects out of cash flow from operations. Our completed expansion projects include the addition of Turtle Island, a non-smoking casino room, the Blue Heron Club, a gaming salon designed exclusively for high stakes table game patrons, a new 2,300-space parking garage, and the Western Door, an upscale steakhouse. In May 2004, we opened a non-smoking poker room with sixteen tables. In June 2004, we opened our Pennies from Heaven slot room located on the mezzanine level overlooking our main casino, adding approximately 6,600 square feet of gaming space and 242 additional ticketed slot machines. In addition, this project added approximately 7,800 square feet of banquet space for up to 350 patrons.

Seneca Allegany Casino.   During its first five months of operation, Seneca Allegany Casino experienced steady growth in its patron base, net revenue, and profitability. Seneca Allegany Casino has attracted patrons from the southern portion of Western New York, Erie and Pittsburgh Pennsylvania, and Ohio. Through September 30, 2004, 63.9% of its patrons have come from outside the State of New York.

In September 2004, we converted and divided Seneca Allegany Casino’s existing 450-seat bingo area into a non-smoking poker room with 16 tables and a non-smoking casino with 185 slot machines. At the same time, we relocated our existing 450-seat bingo operations at Seneca Allegany Casino to the site of Seneca Gaming & Entertainment’s former Class II gaming operations, or the Seneca Allegany Class II Facility, in Salamanca, New York, that included bingo, four poker tables and 200 Class II video gaming machines. The Seneca Allegany Class II Facility is located less than a mile from Seneca Allegany Casino. Seneca Gaming & Entertainment ceased operating the Seneca Allegany Class II Facility prior to the opening of Seneca Allegany Casino.

On November 2, 2004, the Nation held an election for its three Executive Branch officers, the President (Chief Executive Officer), Treasurer (Chief Financial Officer) and the Clerk, and 8 of the 16 members of its legislative branch, or the Council. As part of the initial actions taken by the new government (the “New Seneca Government”) at its first Council meeting on November 13, 2004, it appointed a Class II Management Committee to develop policies and procedures to govern the Nation’s Class II Facilities located on its Allegany Territory, which include our operation of the Seneca Allegany Class II Facility.  The November 13, 2004 resolutions further provide that all revenues generated by the Nation’s Class II facilities shall be transferred directly to the Nation instead of to us. Through subsequent discussions with executive officers of the Nation, we were informed that, notwithstanding the foregoing resolutions, the Council wanted the Seneca Allegany Class II Facility transferred to the Nation as of January 1, 2005. We were subsequently informed by the Tribal Executives that these resolutions were intended to include the transfer of all Class II operations back to the Nation, which include our poker operations, a Class II game, at the Seneca Niagara Casino and Seneca Allegany Casino.

As of January 1, 2005, we transferred Seneca Allegany Class II operations to the Nation.  We opened the Seneca Allegany Class II Facility on May 1, 2004.  During the five months ended September 30, 2004, we invested approximately $2.1 million in renovating and upgrading the Seneca Allegany Class II Facility and received approximately $2.5 million of net revenue from this facility during this period.

As of January 1, 2005, separate management selected by the Nation runs the poker operations at the Seneca Niagara Casino and Seneca Allegany Casino.  Leases for both poker rooms with the Nation are being finalized. These leases will cover the costs, among other things, of rental and services provided by us, including accounting, and food and beverage. We opened the poker rooms at the Seneca Niagara Casino and Seneca Allegany Class II Facility on May 14, 2004 and May 1, 2004, respectively.  We did not open a poker room at the Seneca Allegany Casino until October 1, 2004.  From the opening of the poker rooms at Seneca Niagara Casino and Seneca Allegany Class II Facility through September 30, 2004, we received approximately $2.7 million of net poker revenue.

The transfer of the Class II operations is consistent with our understanding of Council’s intent that we manage and operate the Nation’s Class III operations and that Council directly manages and operates the Nation’s Class II operations as it has historically done.

We intend to record the value of the improvements, video lottery terminals, and other costs we incurred to improve the Seneca Allegany Class II Facility as an equity distribution to the Nation. Our current estimate of the value to be distributed is approximately $2.2 million.

We have recently adopted plans to construct a 1,850-space parking garage and a 225-room hotel at Seneca Allegany Casino. We believe this expansion is necessary to provide a first-class gaming experience for our patrons and to maintain the competitive position of the facility in light of expected future competition in Pennsylvania. We expect that this expansion will cost between $180.0 million to $185.0 million and plan to fund this expansion with cash flows from operations and cash on hand. We expect the garage to open in August 2005 and the hotel to open by November 2006. The opening of the garage and hotel has been delayed due to weather and construction issues. The construction issues relate to a portion of the garage being out of acceptable plumb tolerance limits.  The SGC board of directors has accepted the recommendation of the garage’s construction manager to dismantle partially, to the extent necessary, and reassemble, to correct the out of plumb condition with the southeast portion of the garage. The Board accepted this recommendation because, based on the construction manager’s representation, it will correct the problem with certainty. We believe that any remedial work done on the garage by the construction manager will not result in any additional cost to us and any cost will be borne entirely by the construction manager.

We funded all the construction, equipment and preopening costs of Seneca Allegany Casino entirely from Seneca Niagara Casino’s free cash flow, in the form of inter-company loans from SGC. We intend to purchase the site of our future casino in Erie County from our cash flow. We currently rely and will continue to rely on our ability to generate cash flow from operations to repay our debt financing, fund the maintenance of our facilities and provide funds for our planned future expansions.

As of September 30, 2004, our results of operations had not been seasonal in nature.

Overall Outlook.   As discussed in more detail above, since inception, we have invested heavily in our operations and plan to continue to do so during fiscal 2005 and 2006. We believe that investments in additional gaming space and non-gaming amenities at our facilities and our exclusive ability to offer Class III gaming in Western New York, will enable us to capitalize on what we believe is an underserved market in Western New York, Pennsylvania and parts of Ohio.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our consolidated financial statements. To prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, we must make estimates and assumptions that affect the amounts reported in the consolidated financial statements. We regularly evaluate these estimates and assumptions, particularly in areas we consider to be critical accounting estimates, where changes in the estimates and assumptions could have a material impact on our results of operations, financial position and, to a lesser extent, cash flows. There can be no assurance that actual results will not differ from our estimates. To provide an understanding of the methodology we apply, our significant accounting policies and basis of presentation are summarized in Note 2 to our audited consolidated financial statements included at Item 8 for the year ended September 30, 2004. We believe the following accounting policies involve a higher degree of management judgment.

Liability for Unredeemed Seneca Link Player’s Card Points.   Patrons who are members of our Seneca Link Player’s Card rewards program earn promotional points based on the volume and type of their gaming activity. The Seneca Link Player’s Card accumulates points that are redeemable for food and beverages at our restaurants and products offered at our retail stores. Points are accrued and reflected as current liabilities on our balance sheets based upon expected redemption rates and the estimated cost of the service or merchandise to be provided. Management reviews the adequacy of the accrual for unredeemed points by periodically evaluating the historical redemption and projected trends. Actual results could differ from our estimates.

Self-Insurance Reserves.   We have financial exposures for portions of our employee benefits programs and general liability reserves. We accrue for liabilities based on filed claims and estimates of claims incurred but not reported. In our opinion our accruals to cover these costs are adequate, but actual results may vary from the amount accrued.

Property and Equipment.   We have a significant amount of capital invested in our property and equipment, which is stated at cost less accumulated depreciation and amortization. We use judgment in determining if or when assets have been impaired and the estimated useful lives of assets. The accuracy of these estimates affects whether or not impairment exists, and the depreciation and amortization expense recognized in our results of operations. Leasehold improvements represent a significant portion of our property and equipment balance. These assets are amortized over the lesser of the related lease term or the estimated life of the assets. The useful lives assigned to our other property and equipment assets are based on our standard policy, which we believe represents the useful life of each category of asset. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the carrying values of our long-lived assets are reviewed when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Assets are grouped at the property level when estimating future cash flows for determining whether an asset has been impaired. Management assesses the possibility of asset impairment by using the estimates of future cash flows, which are affected by current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors.

Our analysis of cash flows represents our best estimates at the time of the review. However, changes in these assumptions due to actual market conditions that cause less favorable results than our estimates may result in impairments in the future.

Operating Results

Operating Results

	Fiscal Year Ended September 30,		Period from Inception to September 30,
(dollars in thousands)	2004	2003	2002

Net revenue	$356,396	$195,756	$—
Operating expenses:
Gaming	92,531	53,686	—
Food and beverage	26,387	15,856	—
Retail, entertainment and other	7,184	2,732	—
Advertising, general and administrative	91,552	42,176	—
Preopening costs	4,228	7,155	2,961
Depreciation and amortization	17,638	8,723	—
Operating income	$116,876	$65,428	$(2,961)

The most important factors and trends contributing to our operating performance during the 12-months ended September 30, 2004 were:

•      Our ability to successfully market Seneca Niagara Casino and, since its May 1, 2004 opening, Seneca Allegany Casino, to our primary and secondary markets target.

•      Our ability to enroll over 560,000 patrons in our cross-property Seneca Link Player’s Card program, which has increased our ability to use effective direct mail and targeted marketing programs to establish patron loyalty to the Seneca brand at a profitable level.

•      Our mix of slot machines, which we believe is superior to our competition and includes the latest product introductions by leading United States and international slot manufacturers.

•      Our use of current information technology, including “ticket-in/ticket-out” slot machines, automated jackpot payment machines, electronic slot bonusing and database programs to increase operating efficiencies.

•      Our ability to operate at a high margin, which we achieve through the careful monitoring and control of labor costs and the effective use of our marketing and advertising expenditures.

•      Our continued expansion at and reinvestment in Seneca Niagara Casino and our May 1, 2004 opening of Seneca Allegany Casino.

Detailed Revenue Information

	Fiscal Year Ended September 30,		Period from Inception to September 30,
(dollars in thousands)	2004	2003	2002

Gaming revenue:
Slots	$275,129	$147,658	$—
Table games	57,045	36,479	—
Other	5,362	195	—
Gaming revenue	337,536	184,332	—
Non-gaming revenue:
Food and beverage	31,358	16,158	—
Retail, entertainment and other	11,797	4,823	—
Non-gaming revenue	43,155	20,981	—
Less promotional allowance	(24,295)	(9,557)	—
Net revenues	$356,396	$195,756	$—

Our gaming revenue for the 12-months ended September 30, 2004 increased relative to the last fiscal year due primarily to the opening of Seneca Allegany Casino on May 1, 2004, which added approximately 1,700 slot machines and 21 table games to our operations, the addition of 242 slot machines at Seneca Niagara Casino, an additional three months of operation in fiscal year 2004 at Seneca Niagara Casino, and an approximately 95% increase in our patron database. In addition, in July 2004 at Seneca Niagara Casino and in August 2004 at Seneca Allegany Casino, we implemented electronic slot bonusing which are included in slot revenues and promotional allowances. This program allows us to reward our slot patrons, based on their propensity to game, by providing free slot play directly at the slot machine through the use of their Seneca Link Player’s Card. The free slot play must be played at a slot machine, and cannot be redeemed for cash. The amount totaled $1.4 at Seneca Niagara Casino, and $67,000 at Seneca Allegany Casino through September 30, 2004. As of September 30, 2004, our casinos had an aggregate of 122 table games, 32 poker tables, and 4,942 slot machines available to our patrons, representing a net increase of 21 table games, 32 poker tables and 2,020 slot machines from September 30, 2003. During these periods the number of patrons enrolled in our Seneca Link Player’s Card program has steadily increased. As of September 30, 2004, we had over 560,000 patrons enrolled, an increase of approximately 273,000 patrons over the number enrolled at September 30, 2003.

Our net gaming revenue increased $151.7 million, or 82%, for the 12-months ended September 30, 2004 relative to the fiscal year ended September 30, 2003. During the 12-months ended September 30, 2004, Seneca Niagara Casino net gaming revenue increased $103.8 million, or 56%. The May 1, 2004 opening of Seneca Allegany Casino accounted for $47.9 million of our increased net gaming revenue for the fiscal year ended September 30, 2004.

Our food and beverage revenue and retail revenue have increased in direct relation to our increase in gaming revenue. There is a direct relation between our food and beverage revenue and retail revenue to our gaming revenue because a significant portion of this revenue is from players’ point redemptions. For the 12-months ended September 30, 2004, 53% of our food and beverage and 85% of our retail revenue represented players’ point redemptions. For the 12-months ended September 30, 2004, food and beverage revenue increased $15.2 million, or 94% to $31.4 million. For the 12-months ended September 30, 2004, Seneca Niagara Casino contributed $11.3 million of the increase due to higher gaming revenue and the opening in May 2004 of our steakhouse. Seneca Allegany Casino generated $3.9 million in food and beverage revenue since its May 1, 2004 opening.

For the 12-months ended September 30, 2004, our retail, entertainment and other revenue increased by $6.9 million, or 145% compared to the fiscal year ended September 30, 2003. The increase is primarily attributed to higher revenue at our Seneca and other Niagara Casino of $6.0 million for the 12-month period. The increase was due to higher gaming revenue, and the addition of retail revenue of $918,000 at Seneca Allegany Casino

Detailed Operating Expenses Information

	Fiscal Year Ended September 30,		Period from Inception to September 30,
(dollars in thousands)	2004	2003	2002

Operating expenses:
Gaming	$92,531	$53,686	$—
Food and beverage	26,387	15,856	—
Retail, entertainment and other	7,184	2,732	—
Advertising, general and administrative	91,552	42,176	—
Preopening costs	4,228	7,155	2,961
Depreciation and amortization	17,638	8,723	—
Operating expenses	$239,520	$130,328	$2,961

Gaming expenses principally consist of costs incurred from operating our table games and slot machines, of which the primary components are related payroll and employee benefit costs, and the slot exclusivity fee due to New York State pursuant to the Compact. For the fiscal years ended September 30, 2004 and 2003, the slot exclusivity fee was $51.6 million and $28.9 million, respectively and these amounts were transferred by SGC to the Nation in January 2004 and 2005, respectively. Seneca Allegany Casino incurred a slot exclusivity fee of $7.6 million during the period since its May 1, 2004 opening. The increase in the Seneca Niagara Casino portion of the slot exclusivity fee is attributed to higher slot revenue. Currently, the exclusivity fee is 18% of the slot machine net drop (money dropped into the machines after payout but before our expenses). This fee will increase to 22% on January 1, 2007 and to 25% on January 1, 2010.

Food and beverage expenses are costs we incur for the operation of our restaurants, snack bars and beverage outlets. The primary components of these expenses are the cost of food and beverages, and related payroll and employee benefit expenses.

For the 12-months ended September 30, 2004, our food and beverage costs increased $10.5 million, or 66% from the comparable 2003 period. This increase was due to the higher food and beverage revenue at Seneca Niagara Casino, and costs associated with the May 2004 opening and operating of our steakhouse, and $3.6 million of food and beverage costs at Seneca Allegany Casino incurred since its May 1, 2004 opening.

Retail, entertainment and other expenses represent our costs to operate our retail shops and entertainment offerings. The components of these expenses include related payroll and employee benefit costs, the purchase of products offered for sale in our retail outlets, and contract costs for entertainers. For the 12-months ended September 30, 2004 these costs increased approximately $4.5 million, or 163%. The increase is principally attributed to higher point redemptions by our patrons at Seneca Niagara Casino for retail merchandise.

Advertising, general and administrative expenses are incurred to support our operations. These expenses consist primarily of related payroll and employee benefits costs, regulatory, advertising, rent, marketing, insurance, legal and energy costs. For the 12-month period ended September 30, 2004, these expenses were $91.6 million compared to $42.2 million during the same period in 2003. This represents an increase of $49.4 million, or 117%. Seneca Allegany Casino incurred $15.2 million in such expenses since their May 1, 2004 opening.  For the 12-months ended September 30, 2004 regulatory costs increased $5.4 million or 93.4%. Special events and advertising expenses increased $5.2 million or 138.5%. In addition, we made lease payments to the Nation for the land upon which we operate Seneca Niagara Casino and Seneca Allegany Casino totaling $15.8 million and $3.0 million during the 12-months ended September 30, 2004 and 2003, respectively.

Seneca Niagara Casino advertising, general and administrative expenses increased $33.4 million for the 12-months ended September 30, 2004 relative to the same period in 2003. Of this increase, $9.0 million represents increased lease payments made to the Nation for the land and building used for the casino, the lease payments increased from $3.0 million in 2003 to $12.0 million in 2004. The remainder of the increase is attributable to higher advertising and promotional expenses to support increased gaming activities. Seneca Allegany Casino incurred $15.2 million in such expenses since their May 1, 2004 opening, including $3.8 million of lease payments made to the Nation for the land on which it operates.

Preopening expenses are costs we incurred principally in connection with the December 31, 2002 opening of the Seneca Niagara Casino and the May 1, 2004 opening of Seneca Allegany Casino. These expenses include employee costs, legal, marketing and advertising expenses and other direct expenses related to the opening of our casinos. Preopening expenses associated with the opening of Seneca Allegany Casino were approximately $3.8 million during the 12-month period ended September 30, 2004. In addition, we incurred pre-opening expenses at Seneca Niagara Casino of approximately $169,000 in connection with the opening of our steakhouse and poker room in May 2004. We also incurred approximately $286,000 for development expenses related to our future Erie County site that we are attempting to acquire for our third Class III casino.

Interest Income and Expense

The following table summarizes information related to interest on our long-term debt:

	Fiscal Year Ended September 30,		Period from Inception to September 30,
(dollars in thousands)	2004	2003	2002

Interest expense	$33,702	$15,515	$—
Interest income	1,535	44	—

Our interest cost for the 12-months ended September 30, 2004 is attributable to the $300 million aggregate principal amount of the Notes, issued in May 2004 by SGC, SNFGC’s term loan, equipment financing, net of capitalized interest, and the fair value adjustments for interest rate caps. The term loan requires us to make monthly interest payments on the outstanding balance at one-month LIBOR plus 29%. As of September 30, 2004 and 2003, $80.0 million and $57.3 million were outstanding respectively under the term loan. For the 12-months ended September 30, 2004, our net interest costs were $30.4 million, an increase of $15.9 million, or 109%, over the comparable period in 2003. This increase results from the issuance of the senior notes in May 2004 and the increased amount outstanding under the term loan.

Prior to the offering of the Notes, SNFGC and STGC had financing arrangements with slot machine vendors that initially provided approximately $37.3 million and $18.1 million, respectively, of gaming equipment financing. We used operating cash flow and proceeds from the Note offering to repay these loans in full in May 2004.

Liquidity and Capital Resources

Cash Flows

	Fiscal Year Ended September 30,		Period from Inception to September 30,
(dollars in thousands)	2004	2003	2002

Net cash provided by (used in) operations	$143,803	$97,720	$(69)
Investing cash flows
Capital expenditures	(168,704)	(111,607)	(39)
Payments for land acquisitions and other assets	(12,036)	(7,356)	—
Purchase of investments	(57,963)	—	—
Net cash used in investing activities	(238,703)	(118,963)	(39)
Financing cash flows
Proceeds from term loan	22,700	57,300	—
Proceeds from Notes	300,000	—	—
Proceeds from notes payable, equipment and other	19,266	37,344	250
Repayment of notes payable, equipment and other	(46,916)	(8,487)	—
Repayments from note payable to the Nation	—	(250)	—
Payment to sinking fund	(6,048)	—	—
Purchase of interest rate caps	(2,188)	—	—
Payment of deferred financing costs	(11,937)	(5,168)	(10)
Cash dividends to the Nation	(28,010)	—	—
Net cash provided by financing activities	246,867	80,739	240
Net increase in cash and cash equivalents	$151,967	$59,496	$132

Cash Flows—Operating Activities.   The increase in cash flows from operations during the 12-months ended September 30, 2004 compared to the same period in 2003 is primarily due to higher net income which resulted from three additional months of operations at Seneca Niagara Casino during this period, increased marketing and deeper market penetration, the opening of the 2,300-space connected parking garage at our Seneca Niagara Casino, the increase in the membership of our Seneca Link Player’s Card program, and the May 1, 2004 opening of Seneca Allegany Casino.

Cash Flows—Investing Activities.   Our capital expenditures of $168.7 million during the 12-months ended September 30, 2004 were comprised of $87.5 million of costs associated at the Seneca Niagara Casino related to the expansion projects discussed above and $81.2 million related to the construction and equipping of our Seneca Allegany Casino, We also incurred costs toward land acquisition in 2004 and 2003 of $12.0 million and $7.2 million, respectively.

During 2004, we invested $48.0 million in collateralized market auction preferred stock and $9.9 million in a U.S. Government entity short-term note. These investments do not meet the definition of a cash equivalent. Market auction preferred stock has a dividend rate determined periodically (typically less than 90 days) based on an auction mechanism. Notwithstanding the liquidity which may be provided by the auction process, market auction preferred stock generally does not have a scheduled maturity.

Cash Flows—Financing Activities.   We borrowed the remaining $22.7 million that was available under the term loan on April 15, 2004. We are obligated to pay interest on the outstanding balance at LIBOR plus 29%. In addition, SNFGC is obligated to maintain a minimum cash balance of $10.0 million and a pro rata share of the sinking fund obligation, which requires a payment of $12.0 million by December 31, 2004. In addition, we borrowed $37.3 million from vendors to finance the initial equipment for Seneca Niagara Casino at interest rates ranging from 6.0% to 6.42% for 36 months. The outstanding balance of these loans was paid in full in May 2004, and we recognized a gain, net of the write-off of deferred finance fees related to this financing of $415,000. This gain is included in Other Income in our Statement of Operations for the 12-months ended September 30, 2004.

In May 2004, SGC sold $300.0 million of Notes, with net proceeds to SGC of $288.7 million after financing costs. These proceeds are used principally to fund SNFGC’s construction and equipping of the luxury hotel, which we expect to (i) cost $200.0 million and (ii) be fully completed by March 31, 2006; the acquisition of the remaining approximately 26 acres of the approximately 50 acres in the City of Niagara Falls, New York, the payment of the Empire State Development Corporation, or ESDC, bonds to the State of New York, which were paid off on August 16, 2004 for $22.0 million, and the payment of the equipment notes mentioned previously.

We purchased two interest rate caps in May 2004 for $2.2 million that cap the term loan interest at 29% plus 4% on the thirty-day LIBOR. As part of the $300.0 million Note offering we paid the Nation a dividend of $25 million.

Principal Debt Arrangements.   As of September 30, 2004, our long-term debt consists of the Notes on which we pay a fixed interest rate of 7.25%, and the $80.0 million on our term loan, upon which we pay variable interest based on LIBOR plus 29%.   Following is a summary of certain material terms of the Notes and the term loan.

The Notes.  On May 5, 2004, SGC issued $300.0 million in senior notes with fixed interest payable at a rate of 7.25% per annum due 2012. These securities are guaranteed by STGC and SEGC.  SNFGC will guarantee the debt securities after repayment of the term loan in November 2007.  Interest on the Notes is payable semi-annually on November 1 and May 1. The Notes mature on May 1, 2012. The Notes are unsecured general obligations and are effectively junior to the term loan to the extent of the collateral securing the term loan. As of September 30, 2004, accrued interest on the Notes was $8.8 million.

The Notes indenture contains certain covenants, including limitations on restricted payments and the incurrence of indebtedness and reporting obligations. As of January 28, 2005, SGC has been in compliance with all of its respective covenant requirements, other than its financial reporting requirement, which it satisfied upon the filing of its Annual Report on Form 10-K for the year ended September 30, 2004, or the 2004 Form 10-K, with the Securities and Exchange Commission, or SEC, on May 9, 2005 and the filing of our Quarterly Report on Form 10-Q for the period ended December 31, 2004 with the SEC on May 9, 2005.  The reports were delayed due to the independent investigation called for by the Council, which we disclosed in a Current Report on Form 8-K filed with the SEC on December 3, 2004 and January 13, 2005.  See “Item 9B—Other Information” for a discussion regarding the conclusion of the independent investigation. The covenants contained in the indenture permit the Company to borrow an additional $15.0 million for equipment and obtain an unsecured subordinate credit facility up to $150.0 million less the amount remaining under the term loan.

Term Loan.  SNFGC entered into a five-year term loan with Freemantle Limited, or the Lender, dated November 22, 2002. The term loan requires that the Lender provide $80.0 million in financing for the initial construction of the SNFGC casino facility and other related costs. As of September 30, 2004 and 2003, $80.0 million and $57.3 million were outstanding respectively. The entire outstanding balance is due on November 22, 2007. SNFGC pays interest on a monthly basis in arrears at the one-month LIBOR (1.67% at September 30, 2004) plus twenty-nine percent (29%). In addition, SNFGC incurred an availability fee of 0.5% per month on any unborrowed balance. On April 15, 2004, SNFGC borrowed the remaining $22.7 million available under the term loan.

SNFGC has pledged substantially all of its assets as collateral for the outstanding amounts due under the term loan.  SNFGC is also obligated to make payments into a sinking fund account to be held for the benefit of and as additional collateral for the Lender. Payments of $6.0 million and $12.0 million were made in December 2003 and 2004, respectively, into the sinking fund.  Commencing January 1, 2005 and through December 31, 2006, equal quarterly payments for $5.5 million each are due on or before the last day of each calendar quarter, resulting in annual payments of $22.0 million. Commencing January 1, 2007 through the maturity date of the term loan, November 22, 2007, three equal quarterly payments are due on or before the last day of the first three calendar quarters and one final payment is due on the maturity date, of $4.5 million, or $18.0 million in total. SNFGC may satisfy these amounts by entering into an unconditional bank loan commitment or irrevocable standby letter of credit for the benefit of the lender.

The term loan contains various covenants; these include, but are not limited to, restrictions on SNFGC’s ability to pay dividends, guarantee of debt, limitations on additional borrowings, uses of cash, minimum debt coverage, and debt coverage threshold ratios. The term loan requires SNFGC to maintain, at all times through the maturity of the term loan, a minimum cash balance of $10.0 million. In addition, the term loan requires SNFGC to establish a segregated bank account where its operating and investment cash is maintained. In the event of default, as defined in the term loan, the Lender has recourse to these funds as additional collateral. SNFGC may obtain a release of the collateral pledged as support for the borrowings by depositing funds sufficient to cover the $80.0 million principal balance of the term loan and all cumulative successive interest payments due until the maturity date of the term loan. Based upon the $80.0 million principal amount borrowed under the term loan, the total funding required at September 30, 2004, in addition to the Sinking Fund balance of $6.0 million at that date, would be approximately $152.0 million. As of January 28, 2005, SGC has been in compliance with all of its respective covenant requirements, other than its financial reporting requirement, which it satisfied upon the filing of the 2004 Form 10-K with the SEC on May 9, 2005 and the filing of our Quarterly Report on Form 10-Q for the period ended December 31, 2004 with the SEC on May 9, 2005.  The reports were delayed due to the independent investigation called for by the Council, which we disclosed in a Current Report on Form 8-K filed with the SEC on December 3, 2004 and January 13, 2005.  See “Item 9B—Other Information” for a discussion regarding the conclusion of the independent investigation.

SNFGC, the Nation and the Lender, have reached a tentative agreement to terminate the term loan, allowing SNFGC to pay the term loan at a negotiated amount. The parties are still in the process of finalizing a definitive agreement to effectuate the payment of the negotiated amount. At this time, we cannot provide any assurance that the parties will be able to agree to a definitive agreement.

The above descriptions of the Notes and term loan agreement are only a summary.  You should review the Notes indenture and term loan agreement for an understanding of all of the terms and conditions of these financing arrangements.  The Notes indenture and term loan agreement are filed herewith as Exhibits 4.1 and 10.2, respectively, and are incorporated herein by reference.

During the next 18 to 20 months, we plan to make substantial capital improvements to our gaming facilities. In May 2004, at Seneca Niagara Casino we commenced construction of a new 604-room luxury hotel, including 35,000 square feet of additional gaming space and with approximately 950 slot machines. We expect the cost of constructing and equipping of this hotel to be approximately $200.0 million, which includes $153.0 million in construction costs pursuant to a guaranteed maximum fixed price design and construction contract for the luxury hotel, which includes a construction contingency of approximately $8.6 million, and approximately $47.0 million for furniture, fixtures and equipment. Seneca Niagara Casino will remain open during the construction and completion of the luxury hotel.

The Nation intends to acquire the remaining approximately 26 acres of the approximately 50 acres in the City of Niagara Falls, New York, designated by New York State under the Compact for ownership by the Nation. Under the Compact, the Nation is required to fund the acquisition of this property, including all related costs and expenses. As initial security for the Nation’s obligations to pay site acquisition costs and as a condition to the initiation of the condemnation proceeding, the Nation must deliver to the Empire State Development Corporation, or the ESDC, a letter of credit or cash escrow in the aggregate amount of the greater of (a) 150% of the estimate of the total remaining site acquisition costs not yet paid by the Nation, and (b) any other amount required by the court, or the Escrow Amount. We continue to attempt to acquire this land, if possible, through negotiations with current owners. We presently estimate 150% of site acquisition costs to be approximately $30.0 million.

Pursuant to agreements entered into in furtherance of the Compact, SNFGC was obligated to pay the ESDC the principal due on the bonds incurred in connection with the construction of the Niagara Falls Convention Center upon the opening of a permanent gaming facility in the City of Niagara Falls, New York. The principal amount due was $23.9 million. ESDC accepted an early, discounted payment of approximately $22.0 million in full satisfaction of our $23.9 million obligation under the Compact. This payment was made on August 16, 2004.

In July 2004, we commenced construction of a 1,850 space-parking garage and a 225-room hotel at our Seneca Allegany Casino. The estimated cost to construct and equip this expansion is between $180.0 million and $185.0 million. We expect the garage to open in August 2005 and the hotel by November 2006. We expect cash generated from our operations and available cash as of September 30, 2004 to be sufficient to fund our expansion plans described above, service our debt, and meet our working capital requirements for the near future. However, our ability to fund our operations, make planned capital expenditures and service our debt depends on our future operating performance and cash flow, which are in turn subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control. Additionally, unlike traditional corporations, we are prohibited by law from generating cash through an offering of equity securities and, our ability to incur additional indebtedness is limited under the terms of (i) the indenture governing the Notes, and (ii) the term loan.

We are highly leveraged and have significant interest and sinking fund payment requirements pursuant to our Notes and term loan agreement. As such, limitations on our capital resources could force us to delay or abandon capital projects as well as the construction and development of new properties.

Contractual Obligations and Commercial Commitments

The following table reflects our significant contractual obligations and other commercial commitments as of September 30, 2004:

	Payment due by period
Contractual Obligations (dollars in thousands)	Total	1 Year	2-3 Years	4-5 Years	After 5 Years

Deposits into sinking fund to be used for repayment of term loan	$74,000	$28,500	$41,000	$4,500	$—
Principal amount of term loan	80,000	—	—	80,000	—
Principal amount of 7.25% notes	300,000	—	—	—	300,000
Interest payments (1)	242,090	46,286	92,572	47,044	56,188
Seneca Niagara Casino hotel construction	122,000	84,900	37,100	—	—
Seneca Allegany Casino construction projects	145,000	73,100	71,900	—	—
Seneca Niagara Casino operating lease	231,000	12,000	24,000	24,000	171,000
Seneca Allegany Casino operating lease (2)	287,500	13,750	30,000	30,000	213,750
Total	$1,481,590	$258,536	$296,572	$185,544	$740,938

(1)            Interest on long-term debt consists of estimated interest on the term loan at the September 30, 2004 interest rate of 30.67% and interest at 7.25% on the Notes.

(2)            Amounts represent current commitment of $1.25 million per month beginning in March 2005 for the lease payment through the term of the Compact.

Regulation

Our operations are regulated by Nation laws, the Compact and federal statutes, most notably the Indian Gaming Regulatory Act, or IGRA. Several bills have been proposed during the current and recent sessions of U.S. Congress that could affect Indian gaming. Notably, though its proposed legislation has yet to be presented to Congress, the Policies and Procedures Subproject of the Bureau of Indian Affairs has proposed sweeping changes to the federal laws concerning Indians. Certain of such bills, if enacted, could impair the ability of the Nation and SGC to expand its gaming operations and adversely impact the future growth of the Nation’s revenue base. In addition, from time to time, various government officials have proposed taxing Indian casino gaming or otherwise limiting or restricting the conduct of gaming operations by Indian tribes. We cannot assure you that such legislation, if and when enacted by Congress, would not have a material adverse effect on the operations of SGC.  Senator John McCain, Chairman of the Senate Indian Committee, has announced a series of hearings to consider a variety of possible amendments to IGRA. If Congress were to enact comprehensive amendments to IGRA, such legislation could have a material affect on the operations of SGC. In addition, under federal law, gaming on the Nation’s lands may be dependent upon the permissibility under New York law of certain forms of gaming or similar activities. If New York State were to make various forms of gaming illegal or against public policy (or the courts were to rule similarly), or otherwise to take a legal position adverse to the Compact or any of its provisions, such actions could have a material adverse effect on the ability of our casinos to conduct their gaming operations as currently conducted. Moreover, a 1996 U.S. Supreme Court decision may permit a state to avoid or refuse to negotiate amendments to existing compacts such as the Compact.

New Accounting Pronouncements

There are no accounting standards that have not yet been adopted which are expected to have a material impact on our financial reporting.

Factors That May Affect Future Results

In addition to the other information in this Annual Report, you should consider carefully the following factors in evaluating Seneca Gaming Corporation and our business.

We have incurred a substantial amount of indebtedness, which could adversely affect our financial condition and prevent us from fulfilling our obligations under our outstanding obligations.

We have incurred substantial indebtedness and have significant fixed debt service obligations in addition to our operating expenses. As of September 30, 2004, we had $300.0 million of Notes and $80.0 million outstanding under a senior secured term loan entered into by SNFGC, or the term loan. The indenture governing the Notes and the term loan permit us and our subsidiaries to incur additional debt in certain limited circumstances. If we incur additional debt in the future, the related risks could intensify.

Our high level of indebtedness could have important consequences to our creditors and significant adverse effects on our business. For example, it could:

•                  increase our vulnerability to general adverse economic and industry conditions or a downturn in our business;

•                  limit our ability to obtain additional debt financing for working capital, capital expenditures or other purposes;

•                  require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, development projects and other general business purposes;

•                  limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•                  place us at a competitive disadvantage compared to our competitors that have less debt and/or more financial resources.

If our indebtedness affects our operations in these ways, our business, financial condition and results of operations could suffer, making it more difficult for us to satisfy our obligations under our outstanding debt arrangements.

Our failure to generate sufficient cash flow from our operations could adversely affect our ability to make payments on our outstanding debt obligations.

Our ability to make payments on our outstanding Notes and the term loan will depend on our ability to generate cash flow from our current and future operations. Our ability to generate sufficient cash flow to satisfy our obligations will depend on our future operating performance, which is subject to many economic, competitive, regulatory and business factors that are beyond our control. If we are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, sell assets or reduce or delay capital investments, or seek to raise additional capital. For the following reasons, among others, these measures may not be available to us on reasonable terms or at all, or, if available, they may not be adequate to enable us to satisfy our outstanding debt obligations:

•                  our ability to incur additional debt will be limited by the covenants of the indenture governing the Notes and by the term loan;

•                  the ability of SNFGC to pay cash dividends to us is limited by the financial covenants contained in the term loan;

•                  in the event additional financing is allowed under the indenture governing the Notes and the term loan, the encumbrances on our assets due to their use as security for the term loan may discourage financial institutions from agreeing to provide us with additional financing;

•                  the indenture governing the Notes and the term loan include covenants which limit our ability to create additional liens on or sell our assets;

•                  unlike non-governmental businesses, we are prohibited by law from generating cash through an offering of equity securities; and

•                  in the event of a sale of our assets as permitted under the indenture governing the Notes, our ability to maximize the value of our assets will be decreased because their value will be limited by the encumbrances on our assets due to their use as security for the term loan.

If our cash flow is insufficient and we are unable to raise additional capital, we may not be able to service our debt obligations, including making payments on the Notes and the term loan.

We are subject to greater risks than a geographically diverse company.

We currently rely exclusively on cash flow from Seneca Niagara Casino and Seneca Allegany Casino to service our obligations, including the Notes. While we expect to expand the geographic scope of our patron base as a result of our expansion project, our Seneca Niagara Casino relies primarily on patrons from within a 100-mile radius for its cash flow and Seneca Allegany Casino relies primarily on patrons from within an 80-mile radius for its cash flow. Further, our future expansion plans for additional casino operations as permitted by the Compact are limited to Western New York. As a result, in addition to our susceptibility to adverse global and domestic economic, political and business conditions, any economic downturn in the region could have a material adverse effect on our operations. An economic downturn would likely cause a decline in the disposable income of consumers in the region, which could result in a decrease in the number of patrons at Seneca Niagara Casino and Seneca Allegany Casino, the frequency of their visits and the average amount that they would each be willing to spend at the casinos. We are subject to greater risks than more geographically diversified gaming or resort operations and may continue to be subject to these risks upon completion of our expansion project, including:

•                  a downturn in national, regional or local economic conditions;

•                  an increase in competition in New York State or the Northeastern United States and Canada, particularly for day-trip patrons residing in New York State, including as a result of recent legislation permitting new Indian casinos and video gaming machines at certain racetracks;

•                  impeded access due to road construction or closures of primary access routes; and

•                  adverse weather, and natural and other disasters in the Northeastern United States and Canada.

Although we maintain insurance customary in our industry (including property, casualty, terrorism and business interruption insurance), we cannot assure you that such insurance will be adequate or available to cover all the risks to which our business and assets may be subject. The occurrence of any one of the events described above could cause a material disruption in our business and make us unable to generate sufficient cash flow to make payments on the Notes.

We compete with casinos, other forms of gaming and other resort properties. If we are unable to compete successfully, we will not be able to generate sufficient cash flow to make payments on our outstanding debt obligations.

Our casino operations compete with casinos, other forms of gaming and other resort properties located within and outside New York State. Currently, there are two casino resorts, Casino Niagara and Niagara Fallsview Casino Resort, and two video gaming facilities, Finger Lakes Gaming and Racetrack and Buffalo Raceway, within the 100-mile radius that constitutes Seneca Niagara Casino’s and Seneca Allegany Casino’s primary market. Existing gaming facilities within our casino’s primary market area, as well as potentially new market entrants, have and will have a direct effect on our operations. In addition, casinos and gaming-related operations in our broader regional market may also affect us and may reduce our ability to draw patrons.

Seneca Niagara Casino competes with Casino Niagara and Niagara Fallsview Casino Resort which are located in Niagara Falls, Ontario, and are both within two miles of Seneca Niagara Casino. Casino Niagara and Niagara Fallsview Casino Resort are owned and operated by the Province of Ontario and managed by the Hyatt-led Falls Management Company. Casino Niagara offers 100,000 square feet of gaming space including more than 2,800 slot machines, 135 table games, four restaurants, and eight bars. Niagara Fallsview Casino Resort opened in June 2004. Niagara Fallsview Casino Resort features 180,000 square feet of gaming space including 3,000 slots, 150 table games, a 368-room Hyatt hotel, a spa and various restaurant and entertainment venues. To a lesser extent, we compete with Casino Rama, which is north of Toronto and approximately 150 miles north of Seneca Niagara Casino and is located on the Chippewas of Mnjikaning (Rama) First Nation’s Territory. Nordic Gaming Corporation also operates a racetrack and video gaming facility located in Fort Erie, Ontario. This facility features 1,200 VGMs and is located approximately 22 miles from Seneca Niagara Casino.

Seneca Allegany Casino competes with Buffalo Raceway, a racetrack facility offering approximately 1,000 VGMs in a 27,000 square foot gaming facility. Buffalo Raceway is located approximately 50 miles from us. At the present time, there are no other direct gaming facilities that compete with Seneca Allegany Casino. To a lesser extent, we compete with other recreational amenities offered in the area.

Despite the exclusivity in Western New York provided by the Compact, our casinos face competition in New York State from both Indian and non-Indian gaming operations. The Compact allows New York State to permit the Tuscarora Indian Nation and the Tonawanda Band of Seneca Indians to obtain the right to include gaming devices in a compact without abrogating the exclusivity provisions of the Compact, so long as either tribe locates its proposed gaming facility either on its existing reservations or more than 25 miles from a Nation Gaming Facility. In addition, New York State could allow other Indian gaming facilities to be located within our area of exclusivity, in which case it would forfeit its right to receive exclusivity fees for the types of Class III games in such competitor’s facility on which the Nation pays an exclusivity fee under the Compact. Of the seven federally recognized Indian nations in New York other than the Nation, only the St. Regis Mohawk Tribe and the Oneida Indian Nation of New York have signed compacts with New York State to open casinos.

The St. Regis Mohawk Tribe currently operates a small casino facility near Hogansburg, New York, approximately 350 miles and 390 miles from Seneca Niagara Casino and Seneca Allegany Casino, respectively, and the Oneida Indian Nation operates a gaming facility resort near Syracuse, New York, approximately 190 miles and 235 miles from Seneca Niagara Casino and Seneca Allegany Casino, respectively. In October 2001, New York State authorized six new casinos to be run by Native Americans in the state, each of which was to be permitted to feature Class III slot machines. The State’s legislation authorizing the six new Indian casinos was recently upheld by the New York Court of Appeals in Dalton v. Pataki, et al., and Karr v. Pataki, et al.  Three of these authorized casinos are or will be operated by us (Seneca Niagara Casino, Seneca Allegany Casino and Seneca Erie Casino). It was expected that the other three casinos would  be located in Sullivan and Ulster Counties in the Catskill region, approximately 330 miles and 320 miles from Seneca Niagara Casino and Seneca Allegany Casino, respectively.

The Governor previously reached settlement agreements, subject to numerous contingencies, with the following tribes for Class III gaming operations to be located in Sullivan or Ulster Counties in the Catskills region: the St. Regis Mohawk Tribe, the Seneca-Cayuga Tribe of Oklahoma, the Cayuga Nation of New York, the Oneida Nation of Wisconsin, and the Stockbridge Munsee Community.  In connection with these settlement agreements, the Governor introduced a bill in the New York State General Assembly which would have, among other things, authorized land claim settlements with the five tribes mentioned above and increased from three to five the number of authorized Class III gaming facilities in the Counties of Sullivan and Ulster.  In anticipation of the settlements, the Stockbridge-Munsee Community filed a trust land application for approximately 330 acres in Bridgeville, New York, and the Cayuga Indian Nation of New York announced a venture with the owner of the Monticello Raceway, Empire Resorts, to build a $500 million casino adjacent to the Monticello Raceway.  However, as a result of the United States Supreme Court’s recent decision in City of Sherrill, NY v. Oneida Indian Nation of New York, 125 S. Ct. 1478 (March 29, 2005), the Governor recently withdrew pending legislation and land claim settlements with the Seneca-Cayuga Tribe of Oklahoma, the Cayuga Nation of New York, the Oneida Nation of Wisconsin, and the Stockbridge Munsee Community. We are advised that  the Governor has found it necessary to review and reevaluate the proposals with these four Indian tribes in light of the recent Supreme Court decision. The withdrawal does not include the St. Regis Mohawk Tribe proposal, whose land claim is not affected by the Sherrill case.  In light of these developments, the only casino development that seems imminent in Sullivan or Ulster Counties is the one planned by the St. Regis Mohawks.

In 2001, eight racetracks in New York State were awarded licenses to operate video gaming machines, or VGMs. In January 2004, Sportsystems opened a 1,300-machine video gaming facility at Saratoga Raceway in Saratoga Springs, New York, approximately 325 miles and 340 miles from Seneca Niagara Casino and Seneca Allegany Casino, respectively. This video gaming facility made Saratoga the first racetrack to offer VGMs under the law enacted over two years ago. Shortly thereafter, in February 2004, Finger Lakes Gaming and Race Track in Farmington, New York, approximately 100 miles and 140 miles from Seneca Niagara Casino and Seneca Allegany Casino, respectively, opened a 1,010-machine video gaming facility. Buffalo Raceway in Hamburg, New York, approximately 30 miles and 50 miles from Seneca Niagara Casino and Seneca Allegany Casino, respectively, opened a 27,000 square foot gaming facility in March 2004 and offers nearly 1,000 VGMs. Monticello Raceway in Monticello, New York, approximately 325 miles and 280 miles from Seneca Niagara Casino and Seneca Allegany Casino, respectively, opened a gaming facility on June 30, 2004, with approximately one-half of its planned 1,743 VGMs installed.

Batavia Downs, in Batavia, New York, approximately 50 miles from Seneca Niagara Casino, is scheduled to open on May 18, 2005, with 586 VGMs. The New York Racing Association granted a right to operate VGMs at the Aqueduct racetrack in Queens, New York, approximately 450 miles from Seneca Niagara Casino. After suspending work on the 4,500 video gaming machine facility from August to December 2003, the project is now scheduled for completion in late 2004 or early 2005. In August 2003, Vernon Downs Racetrack in Vernon, New York, approximately 200 miles from Seneca Niagara Casino, commenced construction on a 1,100- to 1,200-machine video gaming facility. Originally scheduled to open in November 2003, the video gaming facility has experienced multiple delays and the timing for opening remains uncertain. Yonkers Raceway near Manhattan is engaged in financing and development plans for additional video gaming facilities and intends to commence operations by mid to late 2005. In January 2004, the Governor of New York proposed allowing up to eight additional VGM venues in the state. These eight licenses would be awarded in a competitive bid process and could go to the state-owned Off-Track Betting Corporation or other operators. On July 7, 2004, the mid-level appellate court held that the New York State legislation authorizing VGMs Recently, in April 2005, the governor of New York signed a law providing race tracks with a larger share of proceeds from VGMs and extending VGM authorization through 2017.  The new law addresses the mid-level appellate decision by omitting language providing payment to purses breeding funds was unconstitutional because a portion of the VGM revenue is used for horse-racing breeding funds and to increase track purses.

Other proposed gaming operations in New York State include a Cayuga tribe development in Union Springs, New York, approximately 140 miles from Seneca Niagara Casino, which has been approved for a Class II gaming license; a proposed high stakes bingo hall in Aurelius, New York, approximately 150 miles from Seneca Niagara Casino, which is being pursued by the Seneca-Cayuga Tribe of Oklahoma; and a proposed casino in Hampton Bays, New York, approximately 530 miles from Seneca Niagara Casino, which is being pursued by the Shinnecock Tribe. The likelihood and timing of these projects is uncertain at this point in time.

There are also several federally recognized Indian tribes and unrecognized Indian groups that are pursuing casino projects in New York State and other northeastern states, which, if successful and completed, could compete with us. In addition, on July 5, 2004, the governor of Pennsylvania signed a bill permitting up to an aggregate of 61,000 slot machines at 14 locations in Pennsylvania. The Pennsylvania legislation would permit up to 5,000 slot machines at proposed or existing racetracks, or 500 slot machines at two proposed resorts, respectively. These facilities could be located in Pittsburgh or Erie, Pennsylvania, which would be in the primary and secondary market for Seneca Allegany Casino. We also face competition from non-gaming leisure activities and destinations.

We depend on our key personnel to manage our business effectively and if we are unable to hire additional personnel or retain existing personnel, our ability to execute our business strategy could be impaired.

Our future success depends upon the continued services of our executive officers. The loss of the services of certain key operating and executive personnel currently employed by us could have an adverse impact on us. There can be no assurance that the services of such personnel will continue to be made available to us. We do not maintain key person life insurance policies on any of our executives.

We could face difficulties in attracting and retaining qualified employees.

The operation of the expanded facilities of Seneca Niagara Casino and Seneca Allegany Casino and the opening of Seneca Erie Casino will require us to hire qualified executives, managers and a significant number of skilled employees with gaming and hospitality industry experience and qualifications. Currently, there is a shortage of skilled labor in the gaming industry in general. We can not assure you that we will be able to recruit, train and retain a sufficient number of qualified employees, particularly due to the very small number of workers skilled in the gaming industry that reside in the immediate vicinity of either casino.

The indenture governing the Notes and the term loan contains various covenants and provisions that limit our management’s discretion in the operation of our business.

The indenture governing the Notes and the term loan includes covenants and provisions that, among other things, restrict our ability to:

•                  incur additional debt;

•                  make investments;

•                  create liens;

•                  enter into transactions with affiliates;

•                  sell assets;

•                  merge, consolidate or sell substantially all of our assets; and

•                  make capital expenditures.

All of these restrictive covenants may limit our ability to expand our operations or to pursue our business strategies. Changes in business conditions or results of operations, adverse regulatory developments or other events beyond our control may affect our ability to comply with these and other provisions of the indenture governing the Notes and the term loan. The breach of any of these covenants could result in a default under our indebtedness, which could cause those obligations to become due and payable. If our indebtedness were to be accelerated, there can be no assurance that we would be able to pay it.

Our operations could be adversely affected during our expansion.

Although construction activities related to Seneca Niagara Casino and Seneca Allegany Casino are planned to minimize disruptions, construction noise and debris may disrupt Seneca Niagara Casino and Seneca Allegany Casino’s current operations. Unexpected construction delays could exacerbate or magnify these disruptions. We cannot assure you that construction activities will not have a material adverse effect on our results of operations.

Failure to complete our hotel and garage projects and other future development projects on budget and on time could adversely affect our financial condition.

Our current expansion project is, and any future expansion project will be, subject to significant development and construction risks, any of which could cause unanticipated cost increases and delays. These include, among others, the following:

•                  shortages of material and skilled labor;

•                  failure to generate sufficient operating cash flow to meet our expansion needs;

•                  labor disputes and work stoppages;

•                  weather interference or delays;

•                  engineering problems;

•                  environmental problems;

•                  regulatory problems;

•                  increased distributions or headlease payments to the Nation delaying construction timetables;

•                  changes to the plans or specifications;

•                  fire, earthquake, flood and other natural disasters; and

•                  geological, construction, excavation and equipment problems.

We have entered into a design/build guaranteed maximum price contract for the design and construction of our hotels. The guaranteed maximum price is based upon plans and specifications that are only partially complete. If we make a change to the plans or upgrade the quality of the fixtures, the final price may exceed our guaranteed maximum price. While we have the right under the guaranteed maximum price contract to challenge any change orders submitted by the contractor and we would expect the final amount of all change orders to be negotiated by us and the contractor, the final determination of any change order may increase the guaranteed maximum price causing us to exceed the allocated construction budget. There can be no assurance that changes in the scope of either project will not be required.

We cannot provide assurance that construction costs of our two new hotels will be completed within our budget or that new operations will open on schedule. Failure to complete the project on time and within our budget may cause us to devote additional resources to the project, which could divert our time and attention away from our operation of Seneca Niagara Casino and Seneca Allegany Casino and could cause our business to suffer.

In addition, we may not be able to complete our other expansion programs in a timely manner or at all. For example, in April 2004, we entered into a purchase and sale agreement to acquire a hotel located near Seneca Niagara Casino which would have provided us with 400 mid-tier hotel rooms to market to our patrons. After completing our due diligence, we were unable to complete the acquisition and in June 2004 we terminated the purchase and sale agreement.

We may not be able to generate enough cash flow to complete our current and future expansion projects.

We intend to fund a portion of our current and future expansion projects with cash flows from operations. We cannot provide assurance that we will be able to generate the required amount of cash from our operations to complete any or all of these projects. In addition, distributions or increased headlease payments to the Nation beyond what is currently anticipated will result in our cash flow being diverted from the construction of our hotels. If we are not able to generate enough cash to pay for our expansion projects, our projects may be delayed and we may need to find additional sources of funds, which may not be available on terms acceptable to us, if at all. Further, if we incur additional debt to cover the cost of our expansion projects, risks related to our indebtedness could intensify. If we cannot generate enough cash or find alternative sources of funding to expand our operations, our business, financial condition and results of operations could be materially adversely affected and we may not be able to make payments on the Notes.

We have limited experience operating casinos and hotels in Western New York.

While our current senior management has over 100 years of combined experience managing significant gaming facilities with hotels, our casinos have been in operation since December 31, 2002 and May 1, 2004, respectively and we do not have experience operating a hotel in Niagara Falls or Salamanca, New York. Our expansion plans include opening an additional casino in Western New York and the addition of a luxury hotel and other amenities for Seneca Niagara Casino and a resort hotel for Seneca Allegany Casino. We may experience difficulties in operating more than one casino in a limited geographic region. Further, the addition of two hotels and other new and untested amenities to our existing casinos have many of the same risks inherent in the establishment of a new business enterprise since we have no operating history in those activities. We may not be able to timely identify or anticipate all of the material risks associated with operating that business or additional casinos. Our lack of operating history in these new ventures may adversely affect our future operating results, ability to generate adequate cash flow and ability to make payments on the Notes.

Our business could be affected by weather-related factors and seasonality.

Our results of operations may be adversely affected by weather-related and seasonal factors. Since opening, Seneca Niagara Casino’s and Seneca Allegany Casino’s gaming revenue have not been materially impacted by severe weather conditions, but severe winter weather conditions may deter or prevent patrons from reaching our gaming facilities or undertaking day trips. In addition, some recreational activities, such as tourism, are curtailed during the winter months.

Although our cash flow management system assumes seasonal fluctuations in gaming revenue for both of our casinos to ensure adequate cash flow during expected periods of lower revenue, we cannot provide assurance that weather-related and seasonal factors will not have a material adverse effect on our operations. Our limited operating history makes it difficult to predict the future effects of seasonality on our business, if any.

There is pending litigation challenging the validity of our Compact and our right to conduct Class III gaming in New York State and our right to locate a Class III gaming facility in Erie County outside the City of Buffalo.

In October 2001, the New York Legislature passed Chapter 383 of the Laws of 2001, or Chapter 383, which allowed Governor Pataki to enter into a gaming compact with the Seneca Nation of Indians and to enter into gaming compacts with other Indian tribes for the establishment of three additional casinos in the Catskills. Chapter 383 also approved the installation of VGMs at certain racetracks.

In January 2002, two actions were filed in the Supreme Court of the State of New York, County of Albany, challenging legislation that, among other things, authorized the Governor of New York to execute tribal-state gaming compacts, approved the use of slot machines as games of chance, approved the use of video lottery terminals at racetracks and authorized the participation of New York State in a multi-state lottery. The actions are captioned Dalton v. Pataki, et al., and Karr v. Pataki, et al. Plaintiffs seek a judgment declaring the legislation unconstitutional and enjoining its implementation.  These two cases were consolidated and we refer to both cases below as Dalton v. Pataki.”

On July 17, 2003, the New York Supreme Court dismissed the plaintiffs’ complaints in Dalton v. Pataki and held that the legislation is constitutional. The plaintiffs appealed the Court’s decision to the Third Department of the New York Supreme Court’s Appellate Division and oral argument was held on December 16, 2003. On July 7, 2004, a five-judge panel issued its Opinion and Order declaring the legislation at issue, Chapter 383 of the Laws of 2001, constitutional as challenged. Notwithstanding the constitutionality of VGMs, the court declared the licensing of VGMs to racetracks to be unconstitutional due to the impermissible revenue distribution scheme set forth therein. Lastly, the court declared the provision of Chapter 383 of the Laws of 2001 authorizing the Division of the Lottery to participate in the multi-state lottery constitutional. On may 3, 2005, the New York Court of Appeals held the legislation (including the licensing of VGMs to racetracks) to be constitutional. It is expected that the appellants will seek review by the United States Supreme Court. No assurance can be given that the ultimate result of this litigation will be to uphold the constitutionality of Chapter 383 and the validity of the Compact.

If the U.S. Supreme Court were to review the case and subsequently rule that Chapter 383 violates the New York Constitution and if there were a subsequent ruling that the Compact is invalid, the Nation could not continue to operate Class III gaming at Seneca Niagara Casino Seneca Allegany Casino or any other casino it may establish. In that event the Nation could operate a Class II casino with various Class II electronic games that are lawful under the new regulations promulgated by the National Indian Gaming Commission in 2003. Although we can provide no assurances, we believe that any change in New York law will not retroactively invalidate what the State has agreed to in the Compact. If New York State were to make various forms of gaming illegal or against public policy (or the courts were to similarly rule), or otherwise to take a legal position adverse to SGC, such actions could have a material adverse effect on our ability to conduct our gaming operations as currently conducted.

The Compact provides that the Nation may acquire property and establish a gaming facility in Erie County, at a location in the City of Buffalo to be determined by the Nation, or at such other site as may be determined by the Nation in the event a site in the City of Buffalo is rejected by the Nation for any reason. In May 2004, various parties, including the Mayor of the City of Buffalo, filed a complaint against Governor Pataki, the State of New York, the Town of Cheektowaga and Uniland to prohibit the sale of the Cheektowaga Site to us on the basis that the Nation’s ability, pursuant to the Compact, to locate a Class III gaming facility anywhere in Erie County in the event a site in the City of Buffalo is rejected by the Nation for any reason is unconstitutional. On June 16, 2004, Justice Makowski of the Supreme Court of the State of New York agreed with the plaintiffs and held that the Compact provision allowing the Nation to locate a Class III gaming facility in Erie County outside the City of Buffalo is unconstitutional. The Court’s decision further permanently restrained and enjoined (1) Governor Pataki and the State of New York from any action or activity that would assist the Nation in owning and operating a Class III gaming casino in Erie County other than the City of Buffalo and (2) Uniland from the sale or transfer of the Cheektowaga Site to us. We disagree with the Court’s finding. On April 27, 2005, the Town of Cheektowaga filed a briefs to appeal the Supreme Court decision and we support its decisions to appeal. We support their decision to appeal. Subsequent to this decision, Uniland requested certain amendments to the executed letter of intent for the Cheektowaga Site. We are evaluating their requested changes, but can provide you with no assurance that we will be able to reach a mutually acceptable agreement with Uniland, that Justice Makowski’s decision will be successfully appealed, or that we will be able to commence construction of our third Class III gaming facility in the City of Buffalo or Erie County prior to the termination of our exclusivity period.

If our ability to operate Class III gaming facilities on land held in restricted fee were successfully challenged, it would have a material adverse effect on our ability to conduct gaming operations in Niagara Falls and Erie County pursuant to the Compact.

The Compact authorizes the Nation to use funds appropriated under the Seneca Nation Land Claims Settlement Act, or SNLCSA, to acquire parcels of land in Niagara Falls and Erie County for gaming purposes. In 1990, Congress enacted SNLCSA, which provides the Nation with fair compensation for use of its land and for the impact on the Nation from prior lease arrangements in the City of Salamanca, New York. The funds appropriated under the SNLCSA are available for the Nation to acquire additional land, which could be placed into restricted fee status. As previously determined by the U.S. Secretary of the Interior, the Nation possesses jurisdiction over lands placed into restricted fee status pursuant to SNLCSA, and such lands constitute gaming eligible Indian lands as defined by the Indian Gaming Regulatory Act, or IGRA. While there is substantial support for the Secretary’s determination that lands placed into restricted fee pursuant to SNLCSA qualify as gaming eligible Indian lands as defined by IGRA, including the lands upon which Seneca Niagara Casino is located, it is possible that some person or group could challenge the Secretary’s conclusion that the Nation is authorized to use such land for gaming purposes pursuant to IGRA. If the Secretary’s determination were successfully challenged, the Nation would be unable to conduct any gaming under IGRA in the current Niagara Falls facility. However, such an adverse determination would not affect the ability of the Nation to operate its Seneca Allegany Casino, which is located on existing Nation reservation territory.

Terrorism and war may directly or indirectly harm our business.

The strength and profitability of our business will depend on consumer demand for casino resorts in general and for the type of luxury amenities Seneca Niagara Casino offers. Changes in consumer preferences or discretionary consumer spending could harm our business. The terrorist attacks of September 11, 2001 and ongoing terrorist and war activities in the United States and elsewhere, have had a negative impact on travel and leisure expenditures, including lodging, gaming and tourism.

We cannot predict the extent to which the events of September 11, 2001 may continue to affect us, directly or indirectly, in the future. An extended period of reduced discretionary spending and/or disruptions or declines in travel, conferences and conventions could significantly harm our operations.

We may be subject to material environmental liability as a result of unknown environmental hazards.

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or chemical releases on or relating to its property and may be held liable to a governmental entity or to third parties for property damage, personal injury and for investigation and cleanup costs incurred by such parties in connection with the contamination. Such laws typically impose cleanup responsibility and liability without regard to whether the owner knew of or caused the presence of contaminants. The costs of investigation, remediation or removal of such substances may be substantial. Although the Nation has not waived its sovereign immunity with regard to such federal, state and local environmental legislation, the existence or discovery of an environmental hazard on any of its lands could result in an assertion of liability under federal environmental laws and have a significant adverse effect on the Nation’s relations with the state and the local community.

We rely in part on federal and in part on common law trade name protection to protect certain of our trademarks.

We rely in part on federal and in part on common law trade name protection to protect certain of our trademarks. We may face claims by third parties for alleged trade name infringement. Any resulting claims, if successful, could require us to cease using one or more of the names used in our business or require us to pay to use these names.

A change in our current tax-exempt status could have a material adverse effect on our ability to repay our obligations.

A change in our current tax-exempt status could have a material adverse effect on our ability to repay our debt obligations. Based on our current interpretations of federal tax law, we will continue to treat our income as not being subject to federal income tax. However, we have not sought a private letter ruling from the Internal Revenue Service, or the IRS, confirming that interpretation.

SGC and each of the subsidiaries are instrumentalities of the Nation’s government and chartered under the laws of the Nation. Under current law, the Nation is not subject to federal income tax and we do not believe that SGC or the guarantors, as instrumentalities of the Nation’s government, are so subject. The IRS, prior to 1996, took the position that tribal corporations wholly owned by a tribe were treated the same as the tribe and not subject to federal income tax. However, in 1996, the IRS publicly announced that it was taking the issue under submission and intended to study it further, and did not state whether any such future guidance would be prospective only or be retroactive. When the IRS changed its position on the federal tax status of state chartered corporations wholly owned by a tribe (stating that such entities were taxable), it made such change prospective and provided a transition period with retroactive relief if the form of the corporation was modified. Following the IRS public announcement in 1996, some tribal corporations have obtained private letter rulings from the IRS to the effect that their operations would not be subject to federal income tax. Private letter rulings cannot be relied upon by other taxpayers. As of May 2, 2005, the IRS had not issued definitive guidance upon which we could rely as to whether it agreed or disagreed that tribal corporations are subject to federal income tax, or, if subject to federal income tax in some circumstances and not others, the circumstances in which a tribal corporation would be subject to federal income tax. Consequently, there is no controlling legal authority that supports or is contrary to our position that we are not subject to federal income tax. If our interpretations are incorrect, or if the applicable tax law changes in this regard, our cash flow and ability to service our debt obligations may be adversely affected.

Efforts have been made in Congress over the past several years to tax the income of tribal business enterprises. These have included a House of Representatives bill that would have taxed gaming income earned by Indian tribes as business income subject to corporate tax rates. Although that legislation has not been enacted, similar legislation could be enacted in the future. Any future legislation permitting the taxation of the Nation or our business could have a material adverse effect on our business, financial condition, results of operations or ability to make payments on our debt obligations.

Any adverse changes in the laws regulating our gaming operations or failure to maintain licenses required under gaming laws and regulations and other permits and approvals required under applicable laws and regulations could have a material adverse effect on our ability to conduct gaming operations and on our ability to fulfill our outstanding debt obligations.

Gaming on the Nation’s land is regulated by Nation laws, the Compact and federal statutes, most notably the IGRA. Several bills have been proposed during the current and recent sessions of Congress that could affect Indian gaming. Notably, though its proposed legislation has yet to be presented to Congress, the Policies and Procedures Subproject of the Bureau of Indian Affairs has proposed sweeping changes to the federal laws concerning Indians. Certain of such bills, if enacted, could impair the ability of the Nation and SGC to expand its gaming operations and adversely impact the future growth of the Nation’s revenue base. In addition, from time to time, various government officials have proposed taxing Indian casino gaming or otherwise limiting or restricting the conduct of gaming operations by Indian tribes. No assurance can be given that such legislation, if and when enacted by Congress, would not have a material adverse effect on the operations of SGC. In addition, under federal law, gaming on the Nation’s lands may be dependent upon the permissibility under New York law of certain forms of gaming or similar activities. If New York State were to make various forms of gaming illegal or against public policy (or the courts were to similarly rule), or otherwise to take a legal position adverse to the Compact or any of its provisions, such actions could have a material adverse effect on our ability to conduct our gaming operations as currently conducted. Moreover, a 1996 U.S. Supreme Court decision may permit a state to avoid or refuse to negotiate amendments to existing compacts such as the Compact.

Currently, the operation of all gaming on Indian lands is subject to IGRA. For the past several years, legislation has been introduced in Congress designed to address numerous perceived problems with this Act. Most of the proposals that have been seriously considered would be prospective in effect and have contained clauses that would grandfather existing Indian gaming operations such as Seneca Niagara Casino. However, certain legislative acts have also proposed repealing many of the provisions of IGRA. While none of the substantive proposed amendments to IGRA has proceeded out of committee hearings to a vote by either house of Congress, we cannot predict the success of future legislative acts. Changes in applicable laws and regulations or an increase in the cost of compliance with applicable laws and regulations could limit or materially affect the types of gaming that we may offer and the revenue our operations generate. Furthermore, if Congress enacted legislation that was applied retroactively, our ability to meet our obligations under our outstanding debt obligations could be adversely affected.

Under the Compact and federal, state and Nation law we are required to maintain certain licenses, permits and approvals in order to conduct gaming operations. Failure to maintain such licenses, permits and approvals could have a material adverse affect on our ability to conduct gaming operations and on our ability to make payment on our outstanding debt obligations.

Changes in the membership of the Council, its policies or the Nation’s constitution could adversely affect our operations.

The Nation is governed by a Council, consisting of sixteen members, of which eight members are elected from each of the two principal Territories. Councillors are elected to four-year terms, which are staggered. The Nation holds an election every two years for its three executive branch officers: the President, the Treasurer and the Clerk. These officers alternate between the two principal Territories. The next election of the executive branch officers and eight Council members will take place in November 2006. If there is a significant change in the composition of the Council, the new Council may not pursue the same agenda or goals as the current government, in particular with respect and our public filings to us, our expansion project or compliance with the Compact and our other obligations including the covenants contained in the indenture governing the Notes (including, but not limited to, timely payment of the exclusivity fee and our ability to make timely public filings) . In addition, the Council acts by majority vote and with respect to any issue or policy, a change in views by one or more members could result in a change in the policy adopted by the Council. Changes in the Council or its policies could result in significant changes in our structure or operations or in our planned expansion. In addition, the Council appoints the members of SGC’s board of directors. The Council may also remove a member of SGC’s board of directors for cause either upon the recommendation of a majority of SGC’s board of directors, or upon its own initiative with a vote of at least twelve Councillors. The term cause has not been defined in SGC’s charter or in Nation law, and therefore, we do not know how this term will be interpreted. As a result, a change in the membership or views of existing members of Council adverse to the existing board or management could result in a change in SGC’s board of directors and potentially in SGC’s management. Any such changes could adversely affect our business plan or otherwise result in a material adverse effect in our business, financial condition, results of operations or ability to make payments on the Notes. See “Item 10—Directors and Executive Officers of the Registrant” for a discussion regarding the more active role the New Seneca Government has taken in managing our affairs.

Further, while we believe that under the Nation’s constitution, adopted in 1848 and last amended in 1993, a referendum may only be called by the Council, our interpretation of the Nation’s constitution could be incorrect or the constitution may be amended in the future to provide that the Seneca people may call a referendum without the approval of the Council. If the constitution were amended to allow the Seneca people to call for a referendum directly, the Nation may adopt laws adversely affecting our business and results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with the term loan. We currently have $80.0 million of variable rate debt based on LIBOR outstanding. Based on this $80.0 million balance a 100 basis-point (1.0%) increase in LIBOR would result in an increase to our annual interest expense of approximately $800,000. We purchased two interest rate caps on May 26, 2004 covering the entire $80.0 million balance of the term loan. The term loan bears interest at the one-month LIBOR (1.67% at September 30, 2004) plus 29%. These derivatives cap our LIBOR at 4%, effectively capping our interest rate at 33% and expire simultaneously with the termination of the term loan. Our outstanding Notes are fixed-rate indebtedness.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements and notes thereto, referred to in Item 15(a)(1) of this Form 10-K, are filed as part of this report and appear in this Form 10-K beginning on page F-1.

Item 9.  Changes and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15 and Rule 15d-15 under the Securities Exchange Act of 1934, as of September 30, 2004, which included an evaluation of disclosure controls and procedures applicable to the period covered by  this periodic report. This evaluation has allowed us to make conclusions, as set forth below, regarding the state of our disclosure controls and procedures.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including cost limitations, the possibility of human error, judgments and assumptions regarding the likelihood of future events, and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving the desired control objective.  We believe our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this annual report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. We also believe our disclosure controls and procedures are designed to ensure that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure, and that they are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements in conformity with generally accepted accounting principles.

We carried out an evaluation as of September 30, 2004, under the supervision and with the participation of our management, including our former President and Chief Executive Officer, who resigned effective April 6, 2005, and our interim President and Chief Executive Officer, Chief Financial Officer and Senior Vice President of Finance and Administration, of the effectiveness of our disclosure controls and procedures. Our evaluation process included the identification, review and evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2004.  Based on the foregoing evaluation by our management, including our former and interim President and Chief Executive Officer, Chief Financial Officer and Senior Vice President of Finance and Administration, we concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

As previously disclosed in our Current Report on Form 8-K filed with the SEC on April 6, 2005, effective April 6, 2005, G. Michael Brown resigned as our President and Chief Executive Officer. Our board of directors elected John Pasqualoni as interim President & CEO, effective April 6, 2005. Mr. Brown will continue to assist us as an outside consultant until the end of the year.

As we previously disclosed in our Current Report on Form 8-K filed on December 3, 2004 and January 13, 2005 (which are incorporated herein by reference), one of the initial actions taken by the newly elected government of the Seneca Nations of Indians was to appoint an independent and special counsel to investigate and review the management and operations of the Nation’s gaming facilities, including, but not limited to, all financing and construction transactions entered into by the Seneca Gaming Corporation and its subsidiaries.

On April 5, 2005, the Nation’s newly elected government concluded that based on the reports presented by independent and special counsel to date that they were satisfied and had no further concerns regarding the operation and management of the Nation’s gaming facilities, including the management and operations of the Nation’s Class III gaming facilities by us. The newly elected government was also satisfied that the financial transactions conducted by us in connection with our Class III gaming operations were conducted at arm’s length, in the best interest of the Nation, free of conflicts of interest, and in conformity with applicable laws. The newly elected government, however, having been satisfied with our management and operation of their Class III gaming operations had continuing concerns regarding unresolved issues raised by independent counsel pertaining to the construction of our gaming facilities. Having been satisfied with our management and financing of the Nation’s Class III gaming facilities, the newly elected government directed that independent and special counsel brief our board of directors of their findings to date.

On April 7, 2005, the independent and special counsel reported their findings to date to the audit committee of the SGC board of directors. This report included, but was not limited to a supposed lack of documentation for approximately $6.6 million of change orders in connection with the renovation of the Niagara Falls Convention Center in 100 days to open the Seneca Niagara Casino on December 31, 2002 and a potential interest free loan to our construction managers for the Seneca Niagara Casino and Seneca Allegany Casino.  The supposed lack of supporting documentation for the change orders also led to a concern by the independent counsel that this issue could be a concern with our other construction projects as well.  After the report, the audit committee directed senior management to further investigate the construction related issues raised by independent counsel. We subsequently discovered that the schedule presented and prepared by independent counsel and their forensic accountants contained a clerical error and that the finding regarding an interest free loan to our construction managers was incorrect. The independent counsel and their forensic accountants concurred with us on this and confirmed this in writing to the audit committee. We also extensively reviewed the files of our construction managers and the architects and were able to present and report to the audit committee sufficient supporting documentation for all of the $6.6 million of change orders cited by the independent counsel. The audit committee after being presented with our internal findings instructed that an external forensic accountant be engaged to confirm our findings, which they have done.

After hearing the report of the external forensic accountant on May 5, 2005, the audit committee concluded that there were no findings that impacted our financial statements or evidence of wrongdoing and that their internal review has been completed.

PART III

Item 10. Directors and Executive Officers of the Registrant

The following table sets forth information concerning our executive officers and directors as of April 30, 2005:

Name	Age	Position
John Pasqualoni(1)	59	Interim President and Chief Executive Officer
Joseph D’Amato	57	Senior Vice President of Finance and Administration
Annette Smith	44	Chief Financial Officer
Barry W. Brandon	45	Senior Vice President and General Counsel
Rajat R. Shah(2)	33	Senior Vice President of Corporate Development and Deputy General Counsel
Michael Speller	50	Senior Vice President of Table Games and Poker
Brian Hansberry	50	STGC Vice President and Chief Operating Officer
Barry E. Snyder, Sr.	65	Chairman of the Board of Directors
Bergal L. Mitchell III	31	Vice Chairman of the Board of Directors
Maurice A. John, Sr.	57	Treasurer and Director
Martin E. Seneca, Jr.	63	Secretary and Director
N. Cochise Redeye	48	Director
Maribel Printup	75	Director
G. Michael Brown(3)	58	President and Chief Executive Officer

(1)                                  Mr. Pasqualoni was appointed our interim President and Chief Executive Officer effective April 6, 2005.

(2)                                  Mr. Shah was appointed Senior Vice President of Corporate Development and Deputy General Counsel effective May 2, 2005.

(3)                                  Mr. Brown resigned as President and Chief Executive Officer on April 6, 2005.

The Council, alone has the power to appoint and remove directors from SGC and each of its subsidiaries.  Since the most recent election on November 2, 2004, the New Seneca Government has taken a more active role in managing our affairs. As previously discussed, the transfer of the Seneca Allegany Class II Facility to and the poker room leases at the Seneca Niagara Casino and Seneca Allegany Casino with the Nation as of January 1, 2005 was part of the initial actions taken by the New Seneca Government at its first meeting on November 13, 2004. In addition, the President of the Nation has subsequently issued two executive orders affecting the management of SGC and its subsidiaries. By executive orders in November 2004, the Nation’s President (1) established a Gaming Management Task Force to review the management and operation of the Nation’s Class III gaming facilities within 120 days of the executive order and (2) imposed certain temporary cost containment measures on the operations of the casinos requiring pre-approval from the Nation’s President or Treasurer before certain expenditures are made by us.

In addition, on December 20, 2004, the Council amended each of the charters of SGC and its subsidiaries requiring more oversight by the Council. These amendments include, but are not limited to, Council approval of:

(i)                                     SGC and/or its subsidiaries agreeing to (a) waive such corporation’s sovereign immunity and (b) submit to jurisdiction of non-Nation courts;

(ii)                                  any significant expenditure of corporate resources via approval of a comprehensive business plan regarding such activity requiring the expenditure;

(iii)                               termination of the operation of any gaming facility;

(iv)                              any amendments to any of the bylaws of SGC and its subsidiaries;

(v)                                 any agreements with any government or governmental agency or entity;

(vi)                              incurrence of any significant guarantees or liabilities by SGC or its subsidiaries;

(vii)                           any intercompany loans; purchase of real property and significant expenditures for personal property; and

(viii)                        obtaining financing and issuance of obligations by SGC or its subsidiaries.

These amendments also (i) prohibit SGC and its subsidiaries from engaging in any activities to politically influence any Indian nation, federal, state, or local government or their officials (ii) clarify that the requirement that board members shall not have been convicted of a “Felong” to involve only those offenses set forth under the Indian Major Crimes Act (18 U.S.C. §1153) and (iii) change the board membership requirement to require at least five members of each board to be enrolled members of the Nation and that no members of Council may serve on the boards of directors. The amended charters for each of SGC, SNFGC, STGC and SEGC are attached hereto as Exhibits 3.1, 3.3, 3.5 and 3.7, respectively.  The members of the boards of directors for SGC, SNFGC, STGC and SEGC are the same.

John Pasqualoni has been our interim President and Chief Executive Officer since April 6, 2005. Prior to his election to that position, Mr. Pasqualoni served briefly as Chief Operating Officer of all our gaming operations.  Prior to his appointment as Chief Operating Officer in February 2005, Mr. Pasqualoni was our Senior Vice President, Slot Operations/Marketing.  Mr. Pasqualoni has been with SGC since October 2002. Previously, Mr. Pasqualoni was employed by Resorts International Hotel and Casino in Atlantic City from November 2001 to October 2002 and attained the position of Senior Vice President of Slot Operations/Promotions. From June 1999 to November 2001, Mr. Pasqualoni was a gaming industry consultant to Louisiana Downs and Resorts International Hotel and Casino. From March 1998 to June 1999, Mr. Pasqualoni was a partner at Top Gun Gaming, LLC, a slot machine development company. From 1993 to 1998, Mr. Pasqualoni was Vice President of Slot Operations and Casino Marketing at the Foxwoods Resort Casino. Additionally, he has worked in slot management positions at several casinos and hotel gaming complexes, including the Frontier Hotel in Las Vegas, Bally’s Park Place Casino, Tropicana Casino, the Hilton/Trump’s Castle and Trump Plaza Hotel Casino in Atlantic City and the Lucayan Beach Hotel Resort in the Bahamas.

Joseph D’Amato has served as our Senior Vice President of Finance and Administration since July 2004 and has been with SGC since December 2002. Mr. D’Amato also serves as Senior Vice President of Finance and Administration of SNFGC, SEGC and STGC. From August 2000 to November 2002, he was Senior Vice President of Finance/ CFO of Resorts International Casino in Atlantic City. Prior to joining Resorts, he was employed for over three years by the Trump Organization, serving as the COO of Trump’s riverboat operation in Gary, Indiana and then as Vice President of Finance/CFO of Trump Marina. Prior to his employment at Trump, Mr. D’Amato held various financial management positions with Bally’s Casinos in Atlantic City, including Vice President of Finance and Administration, Vice President of Finance and Treasurer. Mr. D’Amato is a graduate of LaSalle University where he earned a Bachelor of Science in Accounting and a Master of Business Administration. He also earned a Master of Science in Taxation from Widener University. Mr. D’Amato is a Certified Public Accountant in New Jersey and Pennsylvania.

Annette Smith has been our Chief Financial Officer since July 2003.  Mrs. Smith was a member of the boards of directors of SGC and SNFGC from August 2002 to December 2004.  In February 2003, Ms. Smith was appointed Treasurer of both corporations and served in such capacity until December 2004.  Ms. Smith also serves as Chief Financial Officer of SEGC and STGC. From 1991 until joining SGC in 2003, Ms. Smith was employed by Chautauqua County, initially as its Budget Director, and subsequently as Director of Management and Budget. Ms. Smith received a Bachelor of Science degree in Business Administration and Accounting from Rochester Institute of Technology. Ms. Smith is an enrolled member of the Nation.

Barry W. Brandon has served as our Senior Vice President and General Counsel since August 2004. Prior to accepting his current position with SGC, he was a partner at the law firm of Akin Gump Strauss Hauer & Feld LLP where he practiced federal Indian law and policy. From April 1998 to December 2000, Mr. Brandon served first as the General Counsel and then the Chief of Staff of the National Indian Gaming Commission in Washington, D.C. From June 1997 to April 1998, he was the Deputy Director of the Secretary’s Office on Indian Water Rights at the U.S. Department of the Interior. From September 1994 to June 1997, Mr. Brandon served as Senior Trial Attorney at the U.S. Department of Justice, Indian Resources Section.

Rajat R. Shah has served as our Senior Vice President of Corporate Development and Deputy General Counsel since May 2005.  Prior to joining SGC, Mr. Shah was a counsel at the law firm of Akin Gump Strauss Hauer & Feld LLP where he practiced corporate and securities law, with a concentration in the areas of finance, securities, mergers and acquisitions and joint ventures. From September 1996 until July 1998, Mr. Shah worked as an associate at the law firm of

Pillsbury Winthrop Shaw Pittman LLP. Mr. Shah earned his B.A. in 1993 from Gettysburg College and his J.D. in 1996 from Vanderbilt University.

Michael F. Speller has served as our Senior Vice President of Table Games and Poker since June 2004. From September 2002 to June 2004, Mr. Speller served as our Vice President of Table Games. From 1999 to September 2002, Mr. Speller worked as an independent gaming consultant. Mr. Speller has over thirty years of gaming experience in both domestic and international gaming jurisdictions. He has worked with major casino operators including the Tropicana in Atlantic City, Coral Casino Group in London, England, Resorts International in Paradise Island, Bahamas, and Foxwoods Resort and Casino in Connecticut. He has extensive senior management experience at the chief executive officer, chief operating officer and general manager levels.

Brian Hansberry has served as STGC’s Vice President and Chief Operating Officer since December 2003. Mr. Hansberry joined us in October 2002 as a table games shift manager and subsequently as tables games manager. Mr. Hansberry has over twenty-five years of experience in the gaming industry. He has worked for several gaming corporations including Resorts International Casino and The Sands Casino Hotel in Atlantic City, and Players Island Casino Isle of Capri in Louisiana. Mr. Hansberry has experience in operations, marketing and administration, and has held the positions of Director of Operations and Vice President of Operations and Administration. He is a 1977 graduate of Rutgers University.

Barry E. Snyder, Sr.  has served as Chairman of the board of directors of SGC since December 2004.  Mr. Snyder is currently the President of the Nation and previously served the Nation in this capacity on two occasions.  Mr. Snyder is the owner of the Seneca Hawk Tobacco Shop.

Bergal L. Mitchell, III  has served as a member and Vice Chairman of the board of directors of SGC since August 2002 and December 2004, respectively. Mr. Mitchell was a member of Council from November 2000 to November 2004.  Mr. Mitchell has been employed by Ross John Enterprise since 1996 where he has held various business development positions.

Maurice A. John, Sr.  has served as Treasurer of the board of directors of SGC since December 2004.  Mr. John is currently the Treasurer of the Nation and previously served two terms in tribal Council.  Mr. John has also served the Nation as a judge in the Nation’s appellate court.  Mr. John was the former President of the Coalition of Indian Controlled School Boards, a national Indian Education Organization.  Mr. John has an existing tax lien imposed by the U.S. Government which is a result of his beliefs in the treaties between the United States of America and the Seneca Nation of Indians.

Martin E. Seneca, Jr. has served as Secretary of the board of directors of SGC since December 2004.  Mr. Seneca is a lawyer in private practice.  He received his J.D. from Harvard Law School.  He is a former White House Fellow and a former Deputy Commissioner of the Bureau of Indian Affairs.

Norman Cochise Redeye has served as a member of the board of directors of SGC since February 2005.  Mr. Redeye currently works as a detective in the Erie County Sheriff’s Office, a position he has held since 1981.  In addition, Mr. Redeye has served as a Lay Advocate in the Seneca Nation of Indians Peacemakers’ Court for the past 20 years.  Since 2004, Mr. Redeye has also served as a member of the board of directors of SEGC.  Prior to joining the Erie County Sheriff’s Office, Mr. Redeye served as a member of the U.S. Air Force from 1974 until 1980.

Maribel Printup has served as a member of the board of directors of SGC since February 2005.  Ms. Printup currently chairs the board of trustees of the Seneca Iroquois National Museum.  Ms. Printup also served as Councilor of the Council from 1998 to 2000 and was with the Bureau of Indian Affairs for 25 years.  During the last 10 years in which Ms. Printup was with the Bureau of Indian Affairs, she served as National Program Coordinator for the Johnson O’Malley Program.  Ms. Printup received a Bachelors degree in business administration from St Bonaventure University in 1971 and a Masters degree from Pennsylvania State University State College in education in 1975.

G. Michael Brown was our President and Chief Executive Officer from August 2002 until April 2005.  Until April 2005, Mr. Brown also served as President and Chief Executive Officer of SNFGC, SEGC and STGC. Prior to joining our company, Mr. Brown served as President and Chief Executive Officer of the Mashantucket Pequot Tribe’s Foxwoods Resort Casino in Connecticut from 1993 to 1997. Mr. Brown also practiced law at the law firm Brown & Carroll from April 1982 through December 2002, where he concentrated on gaming issues and has served as Director of the New Jersey Division of Gaming Enforcement from 1979 to 1982. Mr. Brown resigned as President and Chief Executive Officer effective April 6, 2005.

Audit Committee of the Board of Directors

Our board of directors has established an audit committee to assist it with its responsibilities. The board handles all compensation and other matters directly. The principal duties of our audit committee are as follows:

•                  to recommend board action related to the discharge of the board of directors’ responsibilities with respect to overseeing the integrity of our financial statements, our compliance with legal and regulatory requirements, our risk assessment and risk management policies and procedures, and the performance of our internal and external audit functions;

•                  to hire, monitor the performance of and, if necessary, replace the independent auditors;

•                  to approve any significant non-audit relationship with the independent auditors and assess the independent auditor’s qualifications and independence;

•                  to perform an annual evaluation of the committee itself; and

•                  to undertake any other action deemed appropriate or necessary by the board of directors or applicable rules or regulations.

Audit Committee Financial Expert

The board of directors has determined that it does not have an audit committee financial expert, meaning that no person has past employment experience in finance or accounting, requisite professional certification in accounting or any other comparable experience or background, which results in the individual’s financial sophistication, including being or having been a chief executive officer, chief financial officer or other senior officer with financial oversight responsibilities. The audit committee is comprised of members from the board of directors. The members of our audit committee are Martin E. Seneca, Jr., chairman of the committee, Bergal L. Mitchell III and Maurice A. John, Sr.

Director Compensation

Effective December 21, 2004, our board of directors receives the following compensation: (i) Chairman of the Board, receives a $100,000 annual fee; (ii) non-Nation employee directors receive a $40,000 annual fee; and (iii) Nation employee directors receive $500 per meeting.  Prior to December 21, 2004, our directors received a flat fee of $500 for in-person meetings per day for each meeting in which such director participated, including committee meetings held on days when the board of directors did not meet. In addition, we reimburse directors for travel and other expenses incurred in connection with their duties as directors of SGC and each director has complimentary privileges of $1,000 per month at each of our casinos.  Nation executives who also serve as directors have unlimited complimentary privileges at both of our casinos. The directors are also entitled to all other non-compensatory benefits available to our employees, including, but not limited to, health, dental and disability benefits. We have no employee directors. The amended charters of SGC and its subsidiaries prohibit any of our employees from serving as one of our directors.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics applicable to all of our employees, including our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and all other senior financial executives, and to our directors when acting in their capacity as directors. Our Code of Business Conduct and Ethics is designed to set the standards of business conduct and ethics and to help directors and employees resolve ethical issues. The purpose of our Code of Business Conduct and Ethics is to ensure to the greatest possible extent that our business is conducted in a consistently legal and ethical manner. Employees may submit concerns or complaints regarding audit, accounting, internal controls or other ethical issues on a confidential basis by means of a toll-free telephone call or an anonymous email. We investigate all concerns and complaints. Copies of our Code of Business Conduct and Ethics are available to investors on our website at www.senecagamingcorporation.com or free of charge upon written request. Any such request should be sent by mail to Seneca Gaming Corporation, 310 Fourth Street Niagara Falls, New York (Seneca Nation Territory) 14303, Attn: General Counsel or should be made by telephone by calling (716) 299-1100.

We intend to disclose on our website amendments to, or waivers from, any provision of our Code of Business Conduct and Ethics that apply to our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and persons performing similar functions and amendments to, or waivers from, any provision which relates to any element of our Code of Business Conduct and Ethics described in Item 406(b) of Regulation S-K.

Item 11. Executive Compensation

The following table sets forth the cash compensation paid by the Company to its Chief Executive Officer and each of its most highly compensated executive officers whose total cash compensation exceeded $100,000 for each of the two years in the period ended September 30, 2004:

Summary Compensation Table

				Other compensation
		Annual compensation		401(k) Plan Matching
Name and Principal Position	Year	Salary($)	Bonus($)(1)	Contributions

G. Michael Brown	2004	$625,000	$500,000	$4,250
Chief Executive Officer	2003	633,186	600,000	—

Annette Smith	2004	203,750	137,500	1,592
Chief Financial Officer	2003	50,000	100,000	—

John Pasqualoni	2004	266,250	262,500	2,606
Senior Vice President, Slot Operations/Marketing	2003	215,347	225,000	—

Joseph D’Amato	2004	249,327	262,500	3,531
Senior Vice President, Finance and Administration	2003	160,000	200,000	—

Michael F. Speller	2004	203,750	137,500	2,054
Senior Vice President of Table Games and Poker	2003	175,244	180,000	—

(1)          For 2003, bonuses were earned and paid on a calendar year basis and not a fiscal year basis.

Employment Agreements and Compensation Arrangements

SGC has entered into employment agreements with several of its executive officers, the material terms of which are summarized below.

G. Michael Brown.  Mr. Brown and SGC entered into a separation agreement and consulting agreement on April 6, 2005 pursuant to which Mr. Brown received a severance payment of $975,000 on April 6, 2005.  Pursuant to the agreement, Mr. Brown will serve as a consultant to SGC until the earlier of (i) December 31, 2005, (ii) the opening of the luxury spa hotel at Seneca Niagara Casino, (iii) a material breach by Mr. Brown’s obligations under the agreement, (iv) termination of the agreement by either party at their sole discretion, or (v) Mr. Brown’s revocation of certain releases contained in the agreement.

John Pasqualoni. Mr. Pasqualoni and SGC entered into a second amended and restated employment agreement on April 6, 2005, pursuant to which Mr. Pasqualoni will serve as interim President and Chief Executive Officer of each of SGC, SNFGC, STGC and SEGC.  SGC is currently in the process of conducting a limited search for an individual to serve as its permanent President and Chief Executive Officer, which search includes consideration of Mr. Pasqualoni for such position. In the event that SGC does not select Mr. Pasqualoni as its permanent President and Chief Executive Officer, then Mr. Pasqualoni shall, at the time such permanent President and Chief Executive Officer takes office, serve as the Chief Operating Officer of SGC.

Mr. Pasqualoni is entitled to an annual base salary of $390,000 for the period commencing June 1, 2004 and ending September 30, 2005, $415,000 for the fiscal year ending September 30, 2006, and $440,000 for the fiscal year ending September 30, 2007, with a salary review by the board of directors each fiscal year thereafter at which time the board of directors shall determine whether, in its sole discretion, Mr. Pasqualoni’s base salary shall be increased. Mr. Pasqualoni also receives a monthly retention bonus of $20,000 until such time as the permanent President and Chief Executive Officer takes office.  If Mr. Pasqualoni is not selected as permanent President and Chief Executive Officer, Mr. Pasqualoni will resume his position as Chief Operating Officer and be entitled to an annual base salary of $425,000 for the period commencing June 1, 2004 and ending September 30, 2005, $450,000 for the fiscal year ending September 30, 2006, and

$475,000 for the fiscal year ending September 30, 2007, with a salary review by the board of directors each fiscal year thereafter at which time the board of directors shall determine whether, in its sole discretion, Mr. Pasqualoni’s base salary shall be increased.

Mr. Pasqualoni is also eligible for an annual performance bonus.  For the fiscal year ending September 30, 2005, Mr. Pasqualoni will be eligible for an annual performance bonus equal to $187,500 if SGC’s Consolidated EBITDA for the 2005 fiscal year is at least $140.0 million. For the fiscal year ending September 30, 2006, Mr. Pasqualoni will be eligible for an annual performance bonus equal to (A) $200,000 and (B) $100,000 if SGC’s Consolidated EBITDA for the 2006 fiscal year is at least (Y) $145.0 million and (Z) $147.0 million.  For the fiscal year ending September 30, 2007, Mr. Pasqualoni will be eligible for an annual performance bonus equal to $212,500 if SGC’s Consolidated EBITDA for the 2007 fiscal year is at least $147.0 million.

If Mr. Pasqualoni’s employment is terminated for any reason other than for cause, his death or disability, the loss by the Nation of its ability to conduct gaming activities, or the loss by Mr. Pasqualoni of his license to work at the Nation’s gaming facilities, we are obligated to: (i) pay Mr. Pasqualoni his earned, but unpaid, base salary through the termination date, (ii) pay Mr. Pasqualoni a pro-rata performance bonus for the year of his termination, and (iii) continue to pay his base salary in effect as of the date of termination for a period following his termination equal to the lesser of (A) 18 months or (B) the remainder of the period ending on the termination date. Following the termination of his employment, Mr. Pasqualoni has a duty to mitigate damages by seeking employment with duties and salary comparable to those provided by us, and if he obtains such employment, he shall reimburse us the amount of the compensation he has received from such other entity for such period, but not to exceed the amount of the compensation we have paid him for such period.

Joseph D’Amato. Mr. D’Amato and SGC entered into an amended and restated employment agreement on July 13, 2004, pursuant to which Mr. D’Amato will serve as Senior Vice President of Finance and Administration of each of SGC, SNFGC, STGC and SEGC through September 30, 2007, unless his employment is earlier terminated pursuant to the terms of the agreement or renewed by subsequent written agreement. Mr. D’Amato is entitled to an annual base salary of $375,000 for the period commencing June 1, 2004 and ending September 30, 2005, $400,000 for the fiscal year ending September 30, 2006, and $425,000 for the fiscal year ending September 30, 2007, with a salary review by the board of directors each fiscal year thereafter at which time the board of directors shall determine whether, in its sole discretion, Mr. D’Amato’s base salary shall be increased. Mr. D’Amato is also eligible for an annual performance bonus. For the fiscal year ending September 30, 2005, Mr. D’Amato will be eligible for an annual performance bonus equal to $187,500 if SGC’s Consolidated EBITDA for the 2005 fiscal year is at least $140.0 million. For the fiscal year ending September 30, 2006, Mr. D’Amato will be eligible for an annual performance bonus equal to $200,000 if SGC’s Consolidated EBITDA for the 2006 fiscal year is at least $145.0 million. For the fiscal year ending September 30, 2007, Mr. D’Amato will be eligible for an annual performance bonus equal to $212,500 if SGC’s Consolidated EBITDA for the 2007 fiscal year is at least $147.0 million. Mr. D’Amato is eligible for a milestone bonus of (i) $50,000 if Seneca Erie Casino is opened for business to the public on or prior to September 30, 2006, and (ii) an additional $50,000 if the luxury hotel for Seneca Niagara Casino is opened for business to the public on or prior to September 30, 2006. In addition, Mr. D’Amato received a signing bonus of $75,000 in connection with entering into his employment agreement.

If Mr. D’Amato’s employment is terminated for any reason other than for cause, his death or disability, the loss by the Nation of its ability to conduct gaming activities, or the loss by Mr. D’Amato of his license to work at the Nation’s gaming facilities, we are obligated to: (i) pay Mr. D’Amato his earned, but unpaid, base salary through the termination date, (ii) pay Mr. D’Amato a pro-rata performance bonus for the year of his termination, and (iii) continue to pay his base salary in effect as of the date of termination for a period following his termination equal to the lesser of (A) 18 months or (B) the remainder of the period ending on the termination date. Following the termination of his employment, Mr. D’Amato has a duty to mitigate damages by seeking employment with duties and salary comparable to those provided by us, and if he obtains such employment, he shall reimburse us the amount of the compensation he has received from such other entity for such period, but not to exceed the amount of the compensation we have paid him for such period.

Annette Smith. Ms. Smith and SGC entered into an amended and restated employment agreement on July 13, 2004, pursuant to which Ms. Smith will serve as Treasurer and Chief Financial Officer of each of SGC, SNFGC, STGC and SEGC through September 30, 2007, unless her employment is earlier terminated pursuant to the terms of the agreement or renewed by subsequent written agreement. Ms. Smith is entitled to an annual base salary of $225,000 for the period commencing June 1, 2004 and ending September 30, 2004, $250,000 for the fiscal year ending September 30, 2005, $275,000 for the fiscal year ending September 30, 2006, and $300,000 for the fiscal year ending September 30, 2007, with a salary review by the board of directors each fiscal year thereafter at which time the board of directors shall determine whether, in its sole discretion, Ms. Smith’s base salary shall be increased. Ms. Smith is also eligible for an annual performance bonus. For the fiscal year ending September 30, 2005, Ms. Smith will be eligible for an annual performance bonus equal to $125,000 if SGC’s Consolidated EBITDA (as defined in the Indenture governing the Notes) for the 2005 fiscal year is at least $140.0 million. For the fiscal year ending September 30, 2006, Ms. Smith will be eligible for an annual performance bonus equal to $150,000 if SGC’s Consolidated EBITDA for the 2006 fiscal year is at least $145.0 million. For the fiscal year ending September 30, 2007, Ms. Smith will be eligible for an annual performance bonus equal to $175,000 if SGC’s Consolidated EBITDA for the 2007 fiscal year is at least $147.0 million. Ms. Smith is eligible for a milestone bonus of (i) $25,000 if Seneca Erie Casino is opened for business to the public on or prior to September 30, 2006, and (ii) an additional $25,000 if the luxury hotel for Seneca Niagara Casino is opened for business to the public on or prior to September 30, 2006. In addition, Ms. Smith received a signing bonus of $25,000 in connection with entering her employment agreement.

If Ms. Smith’s employment is terminated for any reason other than for cause, her death or disability, the loss by the Nation of its ability to conduct gaming activities, or the loss by Ms. Smith of her license to work at the Nation’s gaming facilities, we are obligated to: (i) pay Ms. Smith her earned, but unpaid, base salary through the termination date, (ii) pay Ms. Smith a pro-rata performance bonus for the year of her termination, and (iii) continue to pay her base salary in effect as of the date of termination for a period following her termination equal to the lesser of (A) 18 months or (B) the remainder of the period ending on the termination date. Following the termination of her employment, Ms. Smith has a duty to mitigate damages by seeking employment with duties and salary comparable to those provided by us, and if she obtains such employment, she shall reimburse us the amount of the compensation she has received from such other entity for such period, but not to exceed the amount of the compensation we have paid her for such period.

Barry W. Brandon. Mr. Brandon and SGC entered into an employment agreement on July 13, 2004, pursuant to which Mr. Brandon will serve as Senior Vice President and General Counsel of each of SGC, SNFGC, STGC and SEGC from August 1, 2004, through September 30, 2007, unless his employment is earlier terminated pursuant to the terms of the agreement or renewed by subsequent written agreement. Mr. Brandon is entitled to an annual base salary of $375,000 for the period commencing August 1, 2004 and ending September 30, 2005, $400,000 for the fiscal year ending September 30, 2006, and $425,000 for the fiscal year ending September 30, 2007, with a salary review by the board of directors each fiscal year thereafter, at which time the board of directors shall determine whether, in its sole discretion, Mr. Brandon’s base salary shall be increased. Mr. Brandon is also eligible for an annual performance bonus. For the fiscal year ending September 30, 2005, Mr. Brandon will be eligible for an annual performance bonus equal to $187,500 if SGC’s Consolidated EBITDA for the 2005 fiscal year is at least $140.0 million. For the fiscal year ending September 30, 2006, Mr. Brandon will be eligible for an annual performance bonus equal to $200,000 if SGC’s Consolidated EBITDA for the 2006 fiscal year is at least $145.0 million. For the fiscal year ending September 30, 2007, Mr. Brandon will be eligible for an annual performance bonus equal to $212,500 if SGC’s Consolidated EBITDA for the 2007 fiscal year is at least $147.0 million. Mr. Brandon is eligible for a milestone bonus of (i) $50,000 if Seneca Erie Casino is opened for business to the public on or prior to September 30, 2006, and (ii) an additional $50,000 if the luxury hotel for Seneca Niagara Casino is opened for business to the public on or prior to September 30, 2006. In addition, Mr. Brandon received a signing bonus of $75,000 in connection with entering into his employment agreement.

If Mr. Brandon’s employment is terminated for any reason other than for cause, his death or disability, the loss by the Nation of its ability to conduct gaming activities, or the loss by Mr. Brandon of his license to work at the Nation’s gaming facilities, we are obligated to: (i) pay Mr. Brandon his earned, but unpaid, base salary through the termination date, (ii) pay Mr. Brandon a pro-rata performance bonus for the year of his termination, and (iii) continue to pay his base salary in effect as of the date of termination for a period following his termination equal to the lesser of (A) 18 months or (B) the remainder of the period ending on the termination date. Following the termination of his employment, Mr. Brandon has a duty to mitigate damages by seeking employment with duties and salary comparable to those provided by us, and if he obtains such employment, he shall reimburse us the amount of the compensation he has received from such other entity for such period, but not to exceed the amount of the compensation we have paid him for such period.

We will also reimburse Mr. Brandon for reasonable travel expenses between his home in the Washington, D.C. metropolitan area and Niagara Falls New York. If either we or Mr. Brandon determine that it is necessary for Mr. Brandon to relocate to Niagara Falls, New York, we will reimburse Mr. Brandon for customary and reasonable relocation expenses.

Rajat R. Shah.  Mr. Shah and SGC entered into an employment agreement on April 28, 2005, pursuant to which Mr. Shah will serve as Senior Vice President of Corporate Development and Deputy General Counsel of each of SGC, SNFGC, STGC and SEGC through September 30, 2008, unless his employment is terminated earlier pursuant to the terms of the agreement or renewed by subsequent written agreement.  Mr. Shah is entitled to receive an amount equal to $296,625 from the period commencing May 2, 2005 and ending September 30, 2005, an annual salary of $700,000 for the fiscal year ending September 30, 2006, an annual salary of $637,500 for the fiscal year ending September 30, 2007 and an annual salary of

$725,000 for the fiscal year ending September 30, 2008, with a salary review by the board of directors each fiscal year thereafter at which time the board of directors shall determine whether, in its sole discretion, Mr. Shah’s base salary will be increased.

If Mr. Shah’s employment is terminated for any reason other than for cause, his death or disability, the loss by the Nation of its ability to conduct gaming activities, or the loss by Mr. Shah of his license to work at the Nation’s gaming facilities, we are obligated to: (i) pay Mr. Shah his earned, but unpaid, base salary through the termination date, (ii) pay Mr. Shah a pro-rata performance bonus for the year of his termination, and (iii) continue to pay his base salary in effect as of the date of termination for a period following his termination equal to the lesser of (A) 18 months (B) the remainder of the period ending on the termination date. Following the termination of his employment, Mr. Shah has a duty to mitigate damages by seeking employment with duties and salary comparable to those provided by us, and if he obtains such employment, he shall reimburse us the amount of the compensation he has received from such other entity for such period, but not to exceed the amount of the compensation we have paid him for such period.

We will also reimburse Mr. Shah for customary and reasonable relocation expenses associated with his relocation to Niagara Falls, New York.

Michael F. Speller. Mr. Speller and SGC entered into an amended and restated employment agreement on July 13, 2004, pursuant to which Mr. Speller will serve as Senior Vice President of Table Games and Poker of each of SGC, SNFGC, STGC and SEGC through September 30, 2007, unless his employment is terminated earlier pursuant to the terms of the agreement or renewed by subsequent written agreement. Mr. Speller is entitled to an annual base salary of $225,000 for the period commencing June 1, 2004 and ending September 30, 2004, $290,000 for the fiscal year ending September 30, 2005, $315,000 for the fiscal year ending September 30, 2006 and $340,000 for the fiscal year ending September 30, 2007, with a salary review by the board of directors each fiscal year thereafter at which time the board of directors shall determine whether, in its sole discretion, Mr. Speller’s base salary shall be increased. Mr. Speller is also eligible for an annual performance bonus. For the fiscal year ending September 30, 2005, Mr. Speller will be eligible for an annual performance bonus equal to $125,000 if SGC’s Consolidated EBITDA for the 2005 fiscal year is at least $140.0 million. For the fiscal year ending September 30, 2006, Mr. Speller will be eligible for an annual performance bonus equal to $150,000 if SGC’s Consolidated EBITDA for the 2006 fiscal year is at least $145.0 million. For the fiscal year ending September 30, 2007, Mr. Speller will be eligible for an annual performance bonus equal to $175,000 if SGC’s Consolidated EBITDA for the 2007 fiscal year is at least $147.0 million. Mr. Speller is eligible for a milestone bonus of (i) $25,000 if Seneca Erie Casino is opened for business to the public on or prior to September 30, 2006, and (ii) an additional $25,000 if the luxury hotel for Seneca Niagara Casino is opened for business to the public on or prior to September 30, 2006. In addition, Mr. Speller received a signing bonus of $25,000 in connection with entering into his employment agreement.

If Mr. Speller’s employment is terminated for any reason other than for cause, his death or disability, the loss by the Nation of its ability to conduct gaming activities, or the loss by Mr. Speller of his license to work at the Nation’s gaming facilities, we are obligated to: (i) pay Mr. Speller his earned, but unpaid, base salary through the termination date, (ii) pay Mr. Speller a pro-rata performance bonus for the year of his termination, and (iii) continue to pay his base salary in effect as of the date of termination for a period following his termination equal to the lesser of (A) 18 months or (B) the remainder of the period ending on the termination date. Following the termination of his employment, Mr. Speller has a duty to mitigate damages by seeking employment with duties and salary comparable to those provided by us, and if he obtains such employment, he shall reimburse us the amount of the compensation he has received from such other entity for such period, but not to exceed the amount of the compensation we have paid him for such period.

Medical Reimbursement Plan

We have in place an executive medical reimbursement plan pursuant to which members of our senior management are entitled to reimbursement for up to $100,000 in otherwise uncovered medical expenses. We pay all premiums for this plan on behalf of our senior executives. As of September 30, 2004 the annual cost was $8,200 for each member of senior management covered by this plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We are wholly owned by the Seneca Nation of Indians.

Item 13. Certain Relationships and Related Transactions

Transactions with the Nation

During the fiscal year ended September 30, 2004, SNFGC made lease payments to the Nation of $12.0 million.

STGC acquired and assumed long-term leases entered into by Sandra Abrams and Valent Farms, LLC with the Nation on December 29, 2003 and February 19, 2003, respectively. Seneca Allegany Casino was built on land occupied pursuant to such leases. Pursuant to the terms of the indenture governing the Notes, the monthly payments to the Nation under these leases are limited to $1.25 million with annual increases up to 3.0% beginning no earlier than October 2005.

From May through September 2004 STGC paid a monthly lease payment of $750,000 to the Nation; from October 2004 through February 2005 STGC paid a monthly lease payment of $1.0 million; thereafter, payments of $1.25 million per month have been made. STGC and the Nation are finalizing a written lease for the land upon which the Seneca Allegany Casino operates. During the fiscal year ended September 30, 2004, STGC made lease payments to the Nation of $3.8 million.

We reimburse the Nation for all of the regulatory costs of the SGA, the New York State Racing and Wagering Board and the New York State Police, which are incurred by the Nation. For the year ended September 30, 2004, we incurred approximately $11.2 million for regulatory costs.

In October 2003, SNFGC distributed land with an acquisition cost of approximately $11.9 million to the Nation.

In January 2004, STGC distributed land with an acquisition cost of approximately $4.5 million to the Nation.

We make distributions to the Nation pursuant to resolutions adopted by our board of directors for specific projects identified by the Nation and for general purposes. In March 2004, SGC declared a dividend to the Nation of $3.0 million, which amount was paid to the Nation in installments through September 2004. We also declared a dividend of $655,000 for a proposed water and sewer project of the Nation, which was paid in November 2004. We intend to continue to make distributions to the Nation subject to the restrictions set forth in the indenture governing the Notes and the term loan.

On May 5, 2004, we distributed $25.0 million of the Note proceeds to the Nation.

In January 2004, SGC distributed approximately $39.0 million to the Nation for payment of the exclusivity fee to New York State for revenue generated through December 31, 2003.

Related-Party Transactions

Mr. Brown is a partner at a law firm that provides legal service to SGC. During the fiscal year ended September 30, 2004, SGC incurred legal fees of $183,000, primarily for regulatory and Compact matters, from that firm. Mr. Brown did not receive any remuneration from the law firm during 2004 and was not actively involved in its management. We ceased doing business with this law firm effective November 8, 2004.

During the fiscal year ended September 30, 2004, SGC purchased an aggregate of $689,000 of tobacco products from KW Seneca Tobacco, which is owned by Kevin Seneca, a member of the Seneca Council and a previous Seneca Gaming Authority commissioner.

During the fiscal year ended September 30, 2004, SGC purchased an aggregate of $158,000 of bottled water from Wahta Springs, which is owned by Arthur Montour, Jr., a former member of the Council. As of November 2, 2004, Mr. Montour was no longer a member of the Council.

SGC agreed to sponsor the Native American Games, which is organized by the Buffalo Sports Society, of which Bergal Mitchell, one of our directors, is a member. During the fiscal year ended September 30, 2004, SGC provided the Buffalo Sports Society with an aggregate of $150,000 in cash and services.

During the fiscal year ended September 30, 2004, STGC paid M&M Allegany Junction approximately $118,000 for leasing the building used by STGC for administrative purposes.  M&M Allegany Junction is owned by Merke Watt, Sr., The brother of Maribel Printup, a member of our board of directors.

Item 14.  Independent Registered Public Accounting Firm Fees and Services

The following table sets forth the aggregate fees incurred by the Company related to the services of the Company’s independent registered public accounting firm, Ernst & Young LLP for the years indicated:

	Fiscal Year September 30,
	2004	2003

Audit fees(1)	$797,238	$172,600
Audit-related fees	—	—
Tax fees	7,400	2,848
All other fees(2)	65,201	78,606
Total	$869,839	$254,054

(1)          The audit fees relate to the audit of SGC’s annual financial statements and quarterly reviews. Audit fees also include services for agreed upon procedures reports in connection with the National Indian Gaming Commission requirements. For 2004, this amount also includes fees related to the 2004 note offering of $258,340, including Ernst & Young LLP consent included in the Registration Statement on Form S-4 and comfort letter procedures.

(2)          All other fees relate to post construction compliance and cost assessment procedure reports.

Preapproval of Services Required

Under the policies and procedures established by our audit committee, all engagements for audit and permissible non-audit services to be provided by our independent registered public accounting firm must be preapproved by the audit committee. The preapproval policy prohibits the independent registered public accounting firm from providing the following services: bookkeeping or other services related to our accounting records or financial statements; financial information systems design and implementation; appraisal or valuation services; fairness opinions or contribution-in-kind reports; actuarial services; internal audit outsourcing services; management function services; human resource services; broker-dealer, investment adviser or investment banking services; legal services; and expert services unrelated to the audit.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) & (2)

Financial statements as required as a part of this report are listed on the “Index to Consolidated Financial Statements” at page F-1 herein. All financial statements schedules are omitted since the required information is included in the financial statements or the notes thereto, or is not applicable.

(a)(3)                    Exhibits

3.1	*	Fifth Amended and Restated Charter of Seneca Gaming Corporation.

3.2	*	Second Amended and Restated By-Laws of Seneca Gaming Corporation.

3.3	*	Third Amended and Restated Charter of Seneca Niagara Falls Gaming Corporation

3.4	*	Third Amended and Restated By-Laws of Seneca Niagara Falls Gaming Corporation

3.5	*	Second Amended and Restated Charter of Seneca Territory Gaming Corporation

3.6	*	Amended and Restated By-Laws of Seneca Territory Gaming Corporation

3.7	*	Second Amended and Restated Charter of Seneca Erie Gaming Corporation

3.8	*	Amended and Restated By-Laws of Seneca Erie Gaming Corporation

4.1

Indenture, dated as of May 5, 2004, among SGC, the Guarantors as defined therein, SNFGC and Wells Fargo Bank, National Association, as Trustee, relating to our $300,000,000 principal amount 7.25% Senior Notes due 2012 (including form of note) (incorporated by reference to Exhibit 4.1 to SGC’s Registration Statement No. 333-117633 filed with the SEC on July 23, 2004).

4.2

Registration Rights Agreement, dated as of May 5, 2004, by and among SGC, the Guarantors party thereto and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities LLC and Wells Fargo Securities, LLC, as the Initial Purchasers (incorporated by reference to Exhibit 4.2 to SGC’s Registration Statement No. 333-117633 filed with the SEC on July 23, 2004).

4.3

Nation Agreement, dated May 5, 2004, between Seneca Nation of Indians, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bank of America Securities LLC and Wells Fargo Securities, LLC, collectively as the Initial Purchasers, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to SGC’s Registration Statement No. 333-117633 filed with the SEC on July 23, 2004).

4.4

Assignment and Plan of Distribution Agreement, entered into and effective as of May 5, 2004, by and between Seneca Nation of Indians and SGC (incorporated by reference to Exhibit 4.2 to SGC’s Registration Statement No. 333-117633 filed with the SEC on July 23, 2004).

10.1

Nation-State Gaming Compact between the Seneca Nation of Indians and the State of New York, effective December 9, 2002 (incorporated by reference to Exhibit 10.1 to SGC’s Registration Statement No. 333-117633 filed with the SEC on July 23, 2004).

10.2

Term Loan Agreement, dated as of November 22, 2002, between Freemantle Limited, as Lender, and SNFGC, as Borrower, as amended by Amendment No. 1 on December 6, 2002 (incorporated by reference to Exhibit 4.2 to SGC’s Registration Statement No. 333-117633 filed with the SEC on July 23, 2004).

10.3		Amendment No. 2 to Term Loan Agreement, dated April 22, 2004, between Freemantle Limited, as Lender, and SNFGC as Borrower (incorporated by reference to Exhibit 10.14 to SGC’s

Registration Statement No. 333-117633 filed with the SEC on August 18, 2004).

10.4

Nation Agreement, dated as of November 22, 2002, between Freemantle Limited, as Lender, and the Seneca Nation of Indians (incorporated by reference to Exhibit 10.3 to SGC’s Registration Statement No. 333-117633 filed with the SEC on July 23, 2004).

10.5

Amendment No. 1 to Nation Agreement, dated April 22, 2004, between Freemantle Limited, as Lender, and the Seneca Nation of Indians (incorporated by reference to Exhibit 10.15 to SGC’s Registration Statement No. 333-117633 filed with the SEC on August 18, 2004).

10.6

Agreement of Lease (“Head Lease Agreement”), dated as of October 25, 2002, between Seneca Nation of Indians, as Landlord, and SNFGC, as Tenant, as amended on December 23, 2002 (incorporated by reference to Exhibit 10.4 to SGC’s Registration Statement No. 333-117633 filed with the SEC on July 23, 2004).

10.7

Non-binding Letter of Intent regarding Offer to Purchase Airborne Business Park Site, executed on April 9, 2004, between Uniland Development Company and SEGC (incorporated by reference to Exhibit 10.5 to SGC’s Registration Statement No. 333-117633 filed with the SEC on July 23, 2004).

10.8

Agreement, dated as of October 15, 2003, between SNFGC, as Owner, and Klewin Building Company, Inc., as Design/Builder (incorporated by reference to Exhibit 10.6 to SGC’s Registration Statement No. 333-117633 filed with the SEC on August 18, 2004).

10.9

First Amendment to Design/Build Agreement, dated as of February 10, 2004, by and between SNFGC, as Owner, and Klewin Building Company, Inc., as Design/Builder (for Seneca Niagara Casino Hotel) (incorporated by reference to Exhibit 10.7 to SGC’s Registration Statement No. 333-117633 filed with the SEC on August 18, 2004).

10.10	*	Agreement, dated as of September 1, 2004, between STGC, as Owner, and Klewin Building Company, Inc., as Design/Builder (for Seneca Allegany Casino Parking Garage).

10.11	*	Agreement, dated as of September 1, 2004, between STGC, as Owner and Klewin Building Company, Inc., as Design/Builder (for Seneca Allegany Casino Phase II Hotel and Casino).

10.12	+

Amended and Restated Employment Agreement, dated April 13, 2004, between SGC and G. Michael Brown (incorporated by reference to Exhibit 10.8 to SGC’s Registration Statement No. 333-117633 filed with the SEC on July 23, 2004).

10.13	+

Separation and Consulting Agreement, dated April 6, 2005, between SGC and G. Michael Brown (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on April 6, 2005).

10.14	+

Employment Agreement, dated July 13, 2004, between SGC and Barry W. Brandon (incorporated by reference to Exhibit 10.9 to SGC’s Registration Statement No. 333-117633 filed with the SEC on July 23, 2004).

10.15	+

Amended and Restated Employment Agreement, dated July 13, 2004, between SGC and Annette Smith (incorporated by reference to Exhibit 10.10 to SGC’s Registration Statement No. 333-117633 filed with the SEC on July 23, 2004).

10.16	*+	Second Amended and Restated Employment Agreement, dated April 6, 2005, between SGC and John Pasqualoni.

10.17	+

Amended and Restated Employment Agreement, dated July 13, 2004, between SGC and Joseph D’Amato (incorporated by reference to Exhibit 10.12 to SGC’s Registration Statement No. 333-117633 filed with the SEC on July 23, 2004).

10.18	+

Amended and Restated Employment Agreement, dated July 13, 2004, between SGC and Michael F. Speller (incorporated by reference to Exhibit 10.13 to SGC’s Registration Statement No. 333-117633 filed with the SEC on July 23, 2004).

10.19	*+	Employment Agreement, dated April 28, 2005, between SGC and Rajat Shah.

12.1	*	Statement regarding Computation of Ratios.

21.1	*	List of Subsidiaries of SGC.

24.1	*	Power of Attorney (included on page 53).

31.1	*	Certification of John Pasqualoni, Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2	*	Certification of Joseph A. D’Amato, Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1	*

Certification of John Pasqualoni, Principal Executive Officer and Joseph A. D’Amato, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                   Filed herewith.

+                   Management contract or compensatory plan or arrangement.

(b)                                 See item (a)(1) & (2) above

(c)                                  See item (a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in Niagara Falls, State of New York, on the 9th day of May 2005.

SENECA GAMING CORPORATION

By:	/s/ John Pasqualoni
John Pasqualoni
Interim President and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John Pasqualoni and Barry W. Brandon, and each or any of them, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities to sign any and all amendments to this report on Form 10-K and any other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof. This Power of Attorney may be signed in several counterparts.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Pasqualoni	Interim President and Chief Executive Officer (Principal Executive Officer)	May 9, 2005
John Pasqualoni

/s/ Annette M. Smith	Chief Financial Officer	May 6, 2005
Annette M. Smith

/s/ Joseph A. D’Amato	Senior Vice President, Finance and Administration (Principal Financial and Accounting Officer)	May 9, 2005
Joseph A. D’Amato

/s/ Barry E. Snyder, Sr.	Chairman of the Board of Directors	May 5, 2005
Barry E. Snyder, Sr.

/s/ Bergal L. Mitchell III	Vice Chairman of the Board of Directors	May 5, 2005
Bergal L. Mitchell III

/s/ Maurice A. John, Sr.	Treasurer and Director	May 5, 2005
Maurice A. John, Sr.

/s/ N. Cochise Redeye	Director	May 5, 2005
N. Cochise Redeye

/s/ Maribel Printup	Director	May 5, 2005
Maribel Printup

/s/ Martin E. Seneca, Jr.	Director	May 5, 2005
Martin E. Seneca, Jr.

SENECA GAMING CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Audited Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets, as of September 30, 2004 and 2003	F-3

Consolidated Statement of Operations and Changes in Capital, for the years ended September 30, 2004 and 2003 and the period from August 1, 2002 (inception) to September 30, 2002	F-4

Consolidated Statements of Cash Flows, for the years ended September 30, 2004 and 2003 and the period from August 1, 2002 (inception) to September 30, 2002	F-5

Notes to Consolidated Financial Statements	F-6

SENECA GAMING CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Seneca Gaming Corporation

We have audited the accompanying consolidated balance sheets of Seneca Gaming Corporation as of September 30, 2004 and 2003, and the related consolidated statements of operations and changes in capital, and cash flows for each of the two years in the period ended September 30, 2004, and for the period from August 1, 2002 (inception) through September 30, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Seneca Gaming Corporation at September 30, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the two years in the period ended September 30, 2004, and for the period from August 1, 2002 (inception) through September 30, 2002, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

November 12, 2004,

except for Note 14

as to which the date

is May 5, 2005

SENECA GAMING CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30
	2004	2003
	(In Thousands)
Assets
Cash and cash equivalents	$211,595	$59,628
Short-term investments	57,963	—
Receivables, net	1,348	1,792
Inventories	2,123	1,059
Other current assets	3,171	2,174
Total current assets	276,200	64,653
Property and equipment, net	282,797	105,499
Other long-term assets	25,059	11,597
Total assets	$584,056	$181,749

Liabilities and capital
Current portion of long-term debt	$325	$12,214
Trade payables	3,415	1,243
Accrued interest	10,866	1,440
Construction payables	28,807	2,575
Exclusivity fees	41,549	28,858
Dividend payable to the Nation	655	—
Other current liabilities	31,752	14,480
Total current liabilities	117,369	60,810
Long-term debt	380,000	73,943
Total liabilities	497,369	134,753
Capital:
Retained earnings	86,687	46,996
Total liabilities and capital	$584,056	$181,749

See accompanying notes.

SENECA GAMING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND CHANGES IN CAPITAL

	Year ended September 30, 2004	Year ended September 30, 2003	Period from Inception to September 30, 2002
	(In Thousands)
Revenues
Gaming	$337,536	$184,332	$—
Food and beverage	31,358	16,158	—
Retail, entertainment and other	11,797	4,823	—
Less promotional allowances	(24,295)	(9,557)	—
Net revenues	356,396	195,756	—

Expenses
Gaming	92,531	53,686	—
Food and beverage	26,387	15,856	—
Retail, entertainment and other	7,184	2,732	—
Advertising, general and administrative	91,552	42,176	—
Pre-opening costs	4,228	7,155	2,961
Depreciation and amortization	17,638	8,723	—
Total operating expenses	239,520	130,328	2,961
Operating income (loss)	116,876	65,428	(2,961)
Interest income	1,535	44	—
Interest expense	(33,702)	(15,515)	—
Net income (loss)	84,709	49,957	(2,961)
Beginning capital balance (deficit)	46,996	(2,961)	—
Dividends to the Nation	(28,665)	—	—
Real property and leasehold rights distributions to the Nation	(16,353)	—	—
Ending capital balance (deficit)	$86,687	$46,996	$(2,961)

See accompanying notes.

SENECA GAMING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30, 2004	Year ended September 30, 2003	Period from Inception to September 30, 2002
	(In Thousands)
Cash flows provided by (used in) operating activities
Net income (loss)	$84,709	$49,957	$(2,961)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	17,638	8,723	—
Amortization of deferred financing costs	1,735	937	—
Provision for bad debts	96	70	—
Fair market value adjustment of interest rate cap	1,328	—	—
Gain on extiguishment of long-term debt	(415)	—	—
Loss on land option expiration	151	—	—
Changes in operating assets and liabilities:
Current assets	(1,713)	(5,092)	(3)
Long-term assets	(1,287)	—	—
Current liabilities	41,561	45,533	487
Due to Nation for developmental and organizational costs	—	(2,408)	2,408
Net cash provided by (used in) operating activities	143,803	97,720	(69)

Investing activities
Purchases of property and equipment	(168,704)	(111,607)	(39)
Payments for real property acquisitions to be distributed to the Nation and other assets	(12,036)	(7,356)	—
Purchase of short-term investments	(57,963)	—	—
Net cash used in investing activities	(238,703)	(118,963)	(39)

Financing activities
Proceeds from senior notes	300,000	—	—
Proceeds from term loan	22,700	57,300	—
Payments to sinking fund	(6,048)	—	—
Purchase of interest rate caps	(2,188)	—	—
Proceeds from notes payable—equipment	19,266	37,344	250
Repayments of notes payable—equipment	(46,916)	(8,487)
Net repayments from note payable to Nation	—	(250)	—
Payment of deferred financing costs	(11,937)	(5,168)	(10)
Dividends paid to the Nation	(28,010)	—	—
Net cash provided by financing activities	246,867	80,739	240
Increase in cash and cash equivalents	151,967	59,496	132
Cash and cash equivalents at beginning of year	59,628	132	—
Cash and cash equivalents at end of year	$211,595	$59,628	$132
Supplemental disclosures of cash flow information
Cash paid for interest, net of amounts capitalized	$21,213	$13,138	$—
Noncash investing activies:
Real property and leasehold rights distributions to the Nation	$16,353	$—	$—
Discount received upon extinguishment of long-term debt	$882	$—	$—

See accompanying notes.

SENECA GAMING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended September 30, 2004 and 2003

1. Organization and Basis of Presentation

The consolidated financial statements include the accounts of Seneca Gaming Corporation (SGC) and its wholly owned subsidiaries (collectively, the Company). In consolidation, all intercompany balances and transactions have been eliminated.

SGC, which was formed on August 1, 2002, is wholly owned by the Seneca Nation of Indians (the Nation). The Nation is a federally recognized Indian tribe with total territorial land comprising approximately 54,000 acres in the Western New York region. SGC was organized by the Nation to operate and manage its Class III Gaming activities pursuant to the Indian Gaming Regulatory Act of 1988 (IGRA). Under IGRA, federally recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal land, subject to, among other things, the negotiation of a compact with the affected state. Pursuant to IGRA, the Nation entered into the Nation-State Gaming Compact with the State of New York dated April 12, 2002 (the Compact), which has been approved by the Bureau of Indian Affairs, Department of the Interior. The Compact provides the Nation the exclusive right to conduct Class III gaming activities at three sites in the western region of the State of New York.

The Nation’s Constitution established the Tribal Council (the Council) to act as the Nation’s legislative authority. The Council acts on the Nation’s behalf with respect to SGC, and the Council established the Seneca Gaming Authority (SGA) to regulate the gaming activities of SGC under the Compact.

The Council, at the request of the SGC Board of Directors, chartered three subsidiary corporations of SGC to operate the three sites authorized by the Compact. In addition, the SGC Board of Directors hired the executive management of SGC, including the President/Chief Executive Officer, to oversee, develop, and manage the three sites. The subsidiary corporations are as follows:

•                  Seneca Niagara Falls Gaming Corporation (SNFGC)

•                  Seneca Territory Gaming Corporation (STGC)

•                  Seneca Erie Gaming Corporation (SEGC)

SNFGC was formed on August 1, 2002 to operate the Nation’s gaming activities in Niagara Falls, New York and was in the development stage through December 30, 2002, as it devoted most of its efforts to obtaining regulatory and governmental approvals, securing financing, recruiting and training personnel, and overseeing facility renovation. Operations at SNFGC’s casino (Seneca Niagara Casino) commenced December 31, 2002.

In connection with the approval of the Compact on October 25, 2002, the State of New York transferred to the Nation certain property upon which the former Niagara Falls, New York, Convention Center (the Facility) was located. The Nation leased the property to SNFGC pursuant to a lease agreement dated October 25, 2002. SNFGC then leased the property to the Empire State Development Corporation (ESDC) pursuant to a sublease agreement dated October 25, 2002. The ESDC then subleased the property back to SNFGC under a sub-sublease agreement also dated as of October 25, 2002. The SNFGC casino is located on this leased property site and operates in the renovated facility. The sub-sublease agreement with ESDC required the Company to pay Supplemental Rent of approximately $24 million in the event SNFGC conducted Class III gaming in a structure within the City of Niagara Falls outside of the Facility. The Supplemental Rent represents the remaining general obligation bonds outstanding issued by ESDC in connection with original financing of the Facility. Based on the Company’s expansion plans, which includes expanded Class III gaming, the liability for payment of the Supplemental Rent became probable. As a result, the Company negotiated a discounted payment of $22.0 million, which was paid to ESDC in August 2004. This payment fulfilled the Nation’s and SNFGC’s obligation under the Compact with respect to such Supplemental Rent and results in the termination of both the sublease and sub-sublease. The Company has recorded the $22.0 million payment as leasehold improvements.

STGC was formed on September 20, 2003, to operate the Nation’s gaming activities in Salamanca, New York on its territorial land. From its formation until the May 1, 2004, opening of STGC’s casino in Salamanca (Seneca Allegany Casino), STGC dedicated its efforts to the construction and equipping of the casino, and the hiring and training of staff.

SEGC was formed on August 9, 2003, to operate the Nation’s gaming activities in Erie County, New York and has selected a site for this facility near the Buffalo-Niagara International Airport in Cheektowaga, New York. The purchase of this site is currently subject to litigation and SEGC is considering alternative sites. The exclusive right, under the Compact, for the third site may terminate if the Nation or SEGC fails to commence construction of a Class III gaming facility in Erie County, New York by December 9, 2005, or if the Nation or SEGC fails to commence Class III gaming operations by December 9, 2007.

SGC’s fiscal year-end is September 30. References to 2004, 2003, and 2002 represent the years ended September 30, 2004, September 30, 2003, and the period from August 1, 2002 to September 30, 2002, respectively. SGC’s financial position at September 30, 2003 and 2002, and results of operations and cash flows for 2003 and 2002, consist principally of SNFGC’s activities. The Company believes that all expenses incurred by the Nation on behalf of the Company have been properly allocated to the Company.

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents include investments with initial maturities of three months or less. Cash and cash equivalents are carried at cost, which approximates market value.

Short-Term Investments

Investments with an original maturity of greater than three months to one year, and collateralized market auction preferred stock, are stated at fair value. There were no short-term investments at September 30, 2003.

Short-term investments at September 30, 2004 consist of the following:

	Cost	Fair Value
	(In Thousands)

U.S. Government agency notes	$9,963	$9,963
Market auction preferred stock	48,000	48,000
Total short-term investments	$57,963	$57,963

U.S. Government agency notes have maturities of less than one year. Market auction preferred stock has a dividend rate determined periodically (typically less than 90 days) based on an auction mechanism. Notwithstanding the liquidity which may be provided by the auction process, market auction preferred stock generally does not have a scheduled maturity.

Receivables

Receivables consist primarily of gaming receivables and nongaming receivables. Gaming receivables represent credit extended to approved casino customers. The Company maintains an allowance for doubtful accounts which is based on management’s estimate of the amount expected to be uncollectible considering experience and the information management obtains regarding the creditworthiness of the customer. The collectibility of these receivables could be affected by future business or economic trends.

Inventories

Inventories consist principally of food and beverage, retail, and operating supplies. Inventories are stated at the lower of cost or market. Cost is determined using the first-in first-out method for retail and warehouse inventories and using the average cost method for food and beverage inventories.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets using the straight-line basis. Amortization of leasehold improvements is over the lesser of the term of the lease or the estimated useful life. Useful life estimates of asset categories are as follows:

Buildings	40 years
Leasehold improvements – casino	10–21 years
Leasehold improvements – other	4–5 years
Furniture and equipment	3–7 years

The cost of significant improvements is capitalized. Costs of normal repairs and maintenance are charged to expense as incurred. Gains or losses on disposition of property and equipment are included in the determination of income. Interest incurred for construction related projects are capitalized and amortized over the life of the related asset using the straight-line method. The interest rate used was 7¼% and 30½% during 2004 and 2003, respectively. The amount of interest capitalized for 2004 and 2003 was approximately $654,000 and $1,416,000, respectively.

In accordance with the Financial Accounting Standard Board’s Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), the carrying value of the Company’s assets are reviewed when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment loss has occurred based on current and future levels of income and expected future cash flows as well as other factors, then an impairment loss is recognized as a deduction in determining operating income. SGC management concludes that no such impairment exists at September 30, 2004.

Deferred Financing Costs

Deferred financing costs include costs incurred in connection with issuance of long-term debt. These costs are amortized over the term of the related financing agreement. Amortization expense for 2004, 2003, and 2002, was $1,735,000, $937,000, and $0, respectively.

Other Current Liabilities

Accruals for estimates of vested employee benefits, unredeemed Seneca Link Player’s Card points, marketing, and regulatory costs are classified in other current liabilities on the accompanying balance sheet. Management reviews the adequacy of the unredeemed Seneca Link Player’s Card accrual by periodically evaluating the historical redemption experience and projected trends. Actual results could differ from those estimates.

Advertising

The Company expenses advertising costs as incurred. Total advertising expenses for 2004, 2003, and 2002 were $5,665,000, $2,454,000, and $0, respectively.

Preopening Costs

In accordance with the American Institute of Certified Public Accountants’ Statement of Position 98-5, Reporting on the Costs of Start-up Activities, preopening costs are expensed as incurred. Preopening costs in 2004, 2003, and 2002 consist of development costs in obtaining Class III gaming approval as well as employee costs, legal, marketing and advertising expenses, and other direct expenses related to the opening of SNFGC and STGC. For the years ended September 30, 2004, 2003, and 2002, such costs totaled $4,228,000, $7,155,000, and $2,961,000, respectively.

Casino Revenues

SGC recognizes casino revenue as gaming wins less gaming losses. Revenues from food and beverage, retail, entertainment, and other services are recognized at the time the service is performed.

Promotional Allowances

SGC operates a complimentary program in which food and beverage, retail, entertainment, and other services are provided to guests based on points that are earned through the Company’s Seneca Link Player’s Card. The retail value of these complimentary items is included in gross revenues and then deducted as promotional allowances to arrive at net revenues.

The retail value of providing such promotional allowances was included in revenues as follows:

	Years Ended September 30
	2004	2003	2002
	(In Thousands)

Food and beverage	$15,636	$7,037	$—
Retail, entertainment, and other	8,659	2,520	—
Promotional allowances	$24,295	$9,557	$—

The estimated cost of providing such promotional allowances was as follows:

	Years Ended September 30
	2004	2003	2002
	(In Thousands)

Food and beverage	$13,299	$6,913	$—
Retail, entertainment, and other	5,205	1,862	—
Promotional allowances	$18,504	$8,775	$—

Gaming Expenses

Gaming expenses include the slot exclusivity fee which the Company is required to pay to the State of New York based on its Compact (see Note 12), casino operations, and earned Seneca Link Player’s Card points. The Company accrues for Seneca Link Player’s Card points expected to be redeemed in the future based on the cost of items expected to be redeemed.

Income Taxes

The Nation is a sovereign Indian nation with independent legal jurisdiction over its people and its lands. As an enterprise owned by the Nation, SGC is not subject to federal or state income taxes.

Fair Value of Financial Instruments

The fair value amounts presented below are reported to satisfy the disclosure requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments and are not necessarily indicative of the amount SGC could realize or settle its financial instruments for in a current market exchange.

The carrying amount of cash and cash equivalents, short-term investments, receivables, accounts payable, and accrued expenses, and the equipment financing loans approximate fair value.

The estimated fair value of the $80.0 million Term Loan defined in Note 10 has been calculated based on the future cash flows to be made under the Term Loan. Due to the unique nature of the sovereign nation status of SGC’s ownership, and restrictions on gaming applicable to organizations without approved tribal status, current market interest rates for a similar loan provided under similar circumstances, are not readily determinable. Applying interest rates of 7% to 15% to the future cash flows, based on the $80.0 million outstanding balance at September 30, 2004, results in fair values ranging from $136.8 million (a 7% interest rate) to $116.6 million (a 15% interest rate). These amounts are less than the aggregate payments, which would be required to obtain satisfactory defeasance of the Term Loan (see Note 10). The fair value of the 2004 Senior Notes, described in Note 10, is $310.0 million, and is based on quoted market price.

Management’s Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The most significant estimates included in the accompanying financial statements relate to the liability associated with unredeemed Seneca Link Player’s Card points, vested employee benefits, and regulatory costs. Actual amounts could differ from these estimates.

Reclassification

Certain amounts from the prior year have been reclassified to conform to the current year presentation.

3. Cash and Cash Equivalents

At September 30, 2004 and 2003, the Company had cash and cash equivalents of $211.6 million and $59.6 million, respectively. For reporting purposes, cash and cash equivalents include all operating cash and in-house funds.

4. Concentration of Credit Risk

Financial instruments that potentially subject SGC to concentrations of credit risk consist principally of cash and cash equivalent accounts in financial institutions. SGC maintains its cash balances in several financial institutions. Accounts are insured by the Federal Deposit Insurance Corporation up to $100,000. Cash and cash equivalents exceeding federally insured limits totaled approximately $190.6 million and $44.8 million at September 30, 2004 and 2003, respectively.

5. Receivables, Net

Components of receivables, net are as follows:

	September 30
	2004	2003
	(In Thousands)

Gaming	$936	$454
Nongaming	579	1,408
	1,515	1,862
Allowance for doubtful accounts	(167)	(70)
Receivables, net	$1,348	$1,792

6. Other Current Assets

Components of other current assets are as follows:

	September 30
	2004	2003
	(In Thousands)

Prepaid expenses	$2,919	$1,515
Deposits	80	559
Other	172	100
Other current assets	$3,171	$2,174

7. Property and Equipment, Net

Components of property and equipment are as follows:

	September 30
	2004	2003
	(In Thousands)

Buildings	$69,011	$—
Leasehold improvements – casino	103,889	64,146
Leasehold improvements – other	345	345
Furniture and equipment	88,175	46,837
Construction-in-progress	47,738	2,894
	309,158	114,222
Less accumulated depreciation and amortization	(26,361)	(8,723)
Property and equipment, net	$282,797	$105,499

8. Other Long-Term Assets

Components of other long-term assets are as follows:

	September 30
	2004	2003
	(In Thousands)

Deferred financing costs, net	$13,976	$4,241
Restricted Cash – Sinking Fund	6,048	—
Land to be distributed to Nation	2,888	7,155
Deposits	1,287	—
Other	860	201
	$25,059	$11,597

In 2004, the Company incurred costs toward the acquisition of land totaling $2.9 million which is included in other long-term assets on the accompanying balance sheet. The Company is in the process of acquiring approximately 24 acres of real property adjacent to its existing property in Niagara Falls. At September 30, 2004, costs totaling $1.1 million relating to these acquisitions are included in other long-term assets. In addition, the Company acquired two parcels of land for $1.7 million adjacent to the Nation’s Cattaraugus Territory for future development. It is intended that these land parcels will be distributed to the Nation.

In 2003, the Company acquired approximately 5.25 acres of land adjacent to its existing property in Niagara Falls for approximately $2.0 million from the City of Niagara Falls. This land is used for guest parking. This property was distributed to the Nation in October 2003.

In September 2003, the Company acquired approximately 3.9 acres of land adjacent to its existing property in Niagara Falls for approximately $5.1 million. The Company acquired this land from the City of Niagara Falls, Niagara Frontier Transportation Authority, and leasehold interests from a private corporation. The Company constructed a parking garage on this site. This property was also distributed to the Nation in October 2003.

9. Other Current Liabilities

Components of other current liabilities are as follows:

	September 30
	2004	2003
	(In Thousands)

Accrued salaries, wages, and benefits	$6,770	$5,055
Regulatory fees and police and sheriff services	5,186	2,764
Gaming liabilities	7,792	4,075
Other accrued expenses	12,004	2,586
Other current liabilities	$31,752	$14,480

10. Long-Term Debt

Long-term debt, as described below, consists of the following:

	September 30
	2004	2003
	(In Thousands)

2004 7¼% Senior Notes due 2012	$300,000	$—
Term loan	80,000	57,300
Equipment financing and other	325	28,857
	380,325	86,157
Less current maturities of long-term debt	(325)	(12,214)
Long-term debt	$380,000	$73,943

2004 7¼% Senior Notes due 2012

On May 5, 2004, SGC issued $300.0 million in senior notes with fixed interest payable at a rate of 7¼% per annum due 2012 (2004 Senior Notes). These securities are guaranteed by SGC, STGC, and SEGC (collectively, the Guarantors). SNFGC (the Non-Guarantor) will guarantee the debt securities after repayment of its Term Loan in November 2007.

The proceeds from this financing were used to repurchase all of the outstanding equipment notes and will be used principally to fund SNFGC’s construction and equipping of a 604-room hotel, and the acquisition of land in Niagara Falls, as provided in the Compact. In addition, the Company used $22.0 million of the proceeds to satisfy the obligation to ESDC described in Note 1. Interest on the 2004 Senior Notes is payable semi-annually on November 1 and May 1. The 2004 Senior Notes mature on May 1, 2012. The 2004 Senior Notes are uncollateralized general obligations and effectively junior to the Term Loan to the extent of the value of the assets securing the Term Loan. As of September 30, 2004, accrued interest on the 2004 Senior Notes was $8.8 million.

The 2004 Senior Notes indenture contains certain financial and nonfinancial covenants. The financial covenants include limitations on restricted payments and the incurrence of indebtedness, while the nonfinancial covenants include reporting obligations and compliance with laws and regulations. As of September 30, 2004, SGC complied with all of its respective covenant requirements, except as discussed in Note 14. The covenants contained in the indenture permit the Company to borrow an additional $15.0 million for equipment and obtain a secured or unsecured credit facility up to $150.0 million less the amount remaining under the Term Loan.

Term Loan

SNFGC entered into a five-year Term Loan with Freemantle Limited (Lender) dated November 22, 2002. The Term Loan requires that the Lender provide $80.0 million in financing for the initial construction of the SNFGC casino facility and other related costs. As of September 30, 2004 and 2003, $80.0 million and $57.3 million were outstanding respectively. The entire outstanding balance is due on November 22, 2007.

SNFGC pays interest on a monthly basis in arrears at the one-month LIBOR (1.67% for September 2004) plus 29%. In addition, SNFGC incurred an availability fee of 0.5% on any unborrowed balance. On April 15, 2004, SNFGC, as required, borrowed the remaining $22.7 million available under the Term Loan.

SNFGC has pledged substantially all of its assets as collateral for the outstanding amounts due under the Term Loan. SNFGC is also obligated to make payments into a sinking fund account to be held for the benefit of and as additional collateral for the Lender. A payment of $6.0 million was made in December of 2003 into the sinking fund. An annual payment to the sinking fund of $12.0 million is due on or before December 31, 2004. Commencing January 1, 2005 and through December 31, 2006, equal quarterly payments for $5.5 million each are due on or before the last day of each calendar quarter, resulting in annual payments of $22.0 million. Commencing January 1, 2007 through the maturity date of the Term Loan, November 22, 2007, three equal quarterly payments are due on or before the last day of the first three calendar quarters and one final payment is due on the maturity date, of $4.5 million, or $18.0 million in total. At the maturity date the sinking funds balance will be equal to the outstanding Term Loan balance of $80 million. SNFGC may satisfy these amounts by entering into an unconditional bank loan commitment or irrevocable standby letter of credit for the benefit of the Lender.

The Term Loan contains various covenants; these include, but are not limited to, restrictions on SNFGC’s ability to pay dividends, guarantee of debt, limitations on additional borrowings, uses of cash, minimum debt coverage, and debt coverage threshold ratios. As of September 30, 2004, SNFGC complied with all its respective covenant requirements, except as discussed in Note 14. In addition, the Term Loan requires SNFGC to maintain, at all times through the maturity of the Term Loan, a minimum cash balance of $10.0 million, plus an amount equal to the pro rata quarterly or annual required amount of unpaid deposits to the sinking fund. In addition, the Term Loan requires SNFGC to establish a segregated bank account where its operating and investment cash is maintained. In the event of default, as defined in the Term Loan, the Lender has recourse to these funds as additional collateral. SNFGC may obtain a release of the collateral pledged as support for the borrowings by depositing funds sufficient to cover the $80.0 million principal balance of the Term Loan and all cumulative successive interest payments due until the maturity date of the Term Loan. Based upon the $80.0 million principal amount borrowed under the Term Loan, the total funding required at September 30, 2004, in addition to the Sinking Fund balance, would be approximately $152.0 million.

Equipment Financing

SNFGC entered into five financing arrangements with certain slot machine vendors providing approximately $37.3 million to finance SNFGC’s gaming equipment, including its slot machines. Interest rates on these loans ranged from 6.0% to 6.42%. These loans were retired in May 2004 using proceeds from the Company’s 2004 Senior Notes. A gain of $415,000 was recognized, net of a $467,000 write-off of deferred financing costs related to these loans.

STGC entered into four financing arrangements with certain slot machine vendors providing approximately $18.1 million to finance STGC’s slot machine purchases. Interest rates on these loans ranged from 6.0% to 8.0%. These notes were retired in May 2004 from the proceeds of the Company’s 2004 Senior Notes.

Derivative Instruments

SGC is considered an “end user” of derivative instruments and engages in derivative transactions for risk management purposes only. Effective May 25, 2004, SGC entered into two interest rate cap agreements for an aggregate notional amount of $80.0 million, equal to the outstanding balance of the Term Loan. The instruments were purchased for approximately $1.1 million each, $2.2 million in total. Both instruments terminate on November 22, 2007, simultaneously with the Term Loan. Interest rate caps limit the Company’s exposure on the Term Loan to 29% plus 4% on the 30-day LIBOR, effectively capping the interest rate on the Term Loan at 33%.

The aggregate fair market value change of SGC’s derivative instruments was $1.3 million and is recorded as a component of interest expense for the fiscal year ended September 30, 2004, as the Company is not using hedge accounting. The fair value of the interest rate caps at September 30, 2004, is $860,000 and is classified as other long-term assets in the accompanying balance sheet.

Maturities of the Company’s long-term debt and required sinking fund deposits are as follows:

	Maturities	Required Sinking Fund Deposits
	(In Thousands)

Fiscal year ended September 30:
2005	$325	$28,500
2006	—	22,000
2007	—	19,000
2008	80,000	4,500
2009	—	—
Thereafter	300,000	—
	$380,325	$74,000

11. Related-Party Transactions

Land Leases from the Nation

The Nation entered into an operating lease agreement (Head Lease) with SNFGC on October 25, 2002, for use of the land and the building which is currently the Seneca Niagara Casino. The Seneca Niagara Casino lease term is for 21 years and requires monthly rent payments of $1.0 million. Rent payments commenced July 1, 2003. Rent is payable only to the extent that sufficient funds are available from the net proceeds derived from the operation of the casino facility and other commercial activities related to the operation of the casino. Rent payments are subordinate to the payment required under the Term Loan. During the fiscal years ended September 30, 2004 and 2003, SNFGC made lease payments to the Nation of $12.0 million and $3.0 million, respectively.

STGC leases the land upon which the Seneca Allegany Casino operates from the Nation pursuant to an oral agreement. From May through September 2004, STGC paid a monthly lease payment of $750,000. STGC and the Nation are finalizing a written lease for this land. During the fiscal year ended September 30, 2004, STGC made lease payments to the Nation of $3.8 million.

Other Related-Party Transactions

During 2004, the Company declared dividends to the Nation of $28.7 million of which $28.0 million was paid in 2004.

During 2004, the Company distributed real property and leasehold rights acquired, for use in its casino operations to the Nation. The distribution amounts of $16.4 million are based on the acquisition costs.

The Company is charged by the Nation for SGA costs, which are incurred by the Nation. SGA costs charged to the Company were approximately $6.2 million in 2004 and $3.6 million in 2003. The Company also incurs costs which are passed through the Nation for New York State gaming regulatory services and New York State Police and Cattaraugus County Sheriff Department services. The Company has recorded expenses of approximately $5.0 million in 2004 and $2.6 million in 2003 in connection with these services. At September 30, 2004 and 2003, approximately $5.2 million and $2.8 million, respectively, of the SGA, other regulatory, and police costs are recorded as other current liabilities.

SGC incurred legal fees of $183,000 and $229,000 primarily for regulatory and compact matters during 2004 and 2003, respectively, from a law firm that specializes in gaming regulatory issues in which the President/CEO of SGC is a partner. The President/CEO did not receive any remuneration from the law firm during 2004, and is not actively involved in its management. The Company ceased using the services of this law firm effective November 8, 2004.

During 2004 and 2003, the Company purchased $689,000 and $317,000, respectively, of tobacco products from an entity in which the owner is an SGA Commissioner.

During 2004 and 2003, the Company purchased $158,000 and $38,000 of bottled water from an entity, which is owned by a member of the Council. As of November 2, 2004, this individual is no longer a member of the Council.

In November 2002, the Company reimbursed the Nation $2,408,000 representing the development costs incurred by the Nation in obtaining Class III gaming approval and other SGC formation costs. This amount was recorded as a liability at September 30, 2002. In addition, the Nation advanced $1 million to the Company on a short-term basis through October 2002 for operating cash needs; this advance was repaid by the Company to the Nation in November 2002.

12. Commitments and Contingencies

Litigation

In October 2001, the New York Legislature passed legislation, which allowed Governor Pataki to enter into a gaming compact with the Seneca Nation of Indians and to enter into gaming compacts with other Indian tribes for the establishment of three additional casinos.

In January 2002, anti-gaming activists filed suit, Dalton v. Pataki, seeking a declaratory judgment that the legislation is unconstitutional in light of the New York State Constitution’s general prohibition on gambling. On July 17, 2003, the New York Supreme Court dismissed the plaintiffs’ complaints in Dalton v. Pataki and held that the legislation is constitutional. On July 7, 2004, following appeal by the plaintiffs, the Appellate Division likewise found the legislation enabling the Compact to be constitutional. The plaintiffs may seek review by the United States Supreme Court. No assurance can be given that the ultimate result of this litigation will be to uphold the constitutionality of the legislation and the validity of the Compact. The State of New York is defending the validity of the legislation and the validity of compacts entered into under its authority.

The Company is a defendant in certain litigation in the normal course of business. In the opinion of management, based on the advice of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse effect on the Company’s financial condition or results of operations.

The Seneca Nation Compact

As part of its Compact, the Nation agrees to contribute to the State of New York a portion of the proceeds from the operation and conduct of each category of Gaming Device for which exclusivity exists, based on the win of such machines (cash dropped into machines, after payouts but before expenses) and totaled on a cumulative quarterly basis to be adjusted annually at the end of the relevant calendar year. The exclusivity fee to the State of New York for years 1–4 (through December 31, 2006), is 18.0% paid on an annual basis. Thereafter, the exclusivity fee is 22% for years 5–7 (through December 31, 2009), on a semi-annual basis and 25.0% for years 8–14 (through December 31, 2016), on a quarterly basis.

Amounts due to New York State were $41.5 million and $28.9 million at September 30, 2004 and 2003, respectively, and are recorded as exclusivity fees on the accompanying balance sheet. The exclusivity fee expense was $51.6 million and $28.9 million for the years ended September 30, 2004 and 2003, respectively.

Additional Casino Locations and Expansion

As described in Note 1, the Compact provides the Nation the exclusive right to conduct Class III gaming activities at three sites in the western region of the State of New York. The Nation is in the process of site selection for the third site in Erie County, New York. This facility as well as expansion to SNFGC and STGC will require significant capital outlays. The amount and timing of these capital expenditures are dependent on various factors including financing availability, certain Nation and governmental approvals, construction timelines, and the performance of its two operating casinos.

Capital Projects

On May 18, 2004, the Company began construction of a hotel connected to the existing Seneca Niagara Casino featuring 604 rooms, approximately 950 slot machines, and various amenities. The hotel will cost approximately $200.0 million to complete, including all construction costs and costs associated with furniture, fixtures, and equipment.

During 2004, the Company began to construct a parking garage and perform site preparation work for a hotel connected to the existing Seneca Allegany Casino featuring approximately 225 rooms. The Company estimates that the parking garage and hotel will cost between $180.0 million and $185.0 million to complete, including all construction costs and costs associated with furniture, fixtures, and equipment.

The Company has capitalized, as construction-in-progress, $47.7 million during the fiscal year ended September 30, 2004 for these projects. The Seneca Niagara Casino hotel is expected to partially open by November 2005 and be completely opened by March 2006, while the estimated completion dates for the Seneca Allegany Casino parking garage and hotel are January 2005 and April 2006, respectively.

Operating Leases

In addition to its Head Lease with the Nation (Note 11), the Company rents land and building space for the SNFGC casino facility, an employee parking lot, and warehouse space; and administrative space for its STGC casino facility, under various operating leases. The lease terms vary from yearly to 21 years with renewal options. Total rent expense under all operating leases for 2004 and 2003 was approximately $21.0 million $4.0 million, respectively. As described in Note 11, STGC is currently negotiating a written land lease with the Nation. The Company has included in the following schedules $1.0 million per month from October 2004 through February 2005, and $1.25 million per month from March 2005 through the remainder of the Compact term as the estimated payments for this lease. The terms of the 2004 Senior Notes limit the monthly payments under the SNFGC Head Lease and STGC land lease to $1.25 million with annual increases up to 3.0% beginning no earlier than October 2005. Estimated minimum rents due under the operating leases (including the Head Lease and STGC land lease) are as follows:

Fiscal year ended September 30:	(In Thousands)
2005	$29,154
2006	28,104
2007	27,746
2008	27,334
2009	27,236
Thereafter	385,809
$525,383

13. Condensed Consolidating Financial Statement Information

SGC (the Parent) is the issuer of the 2004 Senior Notes. These Notes are guaranteed by SGC, STGC, and SEGC (collectively the Guarantors). SNFGC (the Non-Guarantor) will not guarantee the debt securities until after repayment of its existing Term Loan in November 2007.

Condensed consolidating financial information for the Parent and Guarantors and Non-Guarantor is as follows:

	Condensed Consolidating Balance Sheet September 30, 2004
	Parent and Guarantors	Non-Guarantor	Eliminations	Total
	(In Thousands)

Assets
Cash and cash equivalents	$157,288	$54,307	$—	$211,595
Short-term investments	57,963	—	—	57,963
Other current assets	1,204	5,438	—	6,642
Total current assets	216,455	59,745	—	276,200
Property and equipment, net	95,629	187,168	—	282,797
Other long-term assets	13,244	11,815	—	25,059
Investment in non-guarantor subsidiary	111,166	—	(111,166)	—
Total assets	$436,494	$258,728	$(111,166)	$584,056

Liabilities and capital
Current liabilities	$49,807	$67,562	$—	$117,369
Long-term debt	300,000	80,000	—	380,000
Total capital	86,687	111,166	(111,166)	86,687
Total liabilities and capital	$436,494	$258,728	$(111,166)	$584,056

	Condensed Consolidating Statement of Income for the Year Ended September 30, 2004
	Parent and Guarantors	Non-Guarantor	Eliminations	Total
	(In Thousands)

Net revenues	$50,518	$305,878	$—	$356,396
Expenses
Gaming and other operations	17,802	108,300	—	126,102
Advertising, general, and administrative	15,969	75,583	—	91,552
Preopening costs	4,059	169	—	4,228
Depreciation and amortization	2,925	14,713	—	17,638
Total operating expenses	$40,755	$198,765	—	$239,520
Operating income	9,763	107,113	—	116,876
Interest income	1,385	150		1,535
Interest expense	(9,489)	(24,213)		(33,702)
Equity in earnings of non-guarantor subsidiary	83,050	—	(83,050)	—
Net income	$84,709	$83,050	$(83,050)	$84,709

	Condensed Consolidating Statement of Cash Flows for the Year Ended September 30, 2004
	Parent and Guarantors	Non-Guarantor	Total
	(In Thousands)

Net cash flows provided by operations	$32,762	$111,044	$143,806
Net cash used in investing activities	(143,515)	(95,191)	(238,706)
Financing activities:
Proceeds from term loan and notes payable	19,266	22,700	41,966
Proceeds from senior notes	300,000	—	300,000
Payments to sinking fund	—	(6,048)	(6,048)
Purchase of interest rate cap	—	(2,188)	(2,188)
Repayment of notes payable	(18,941)	(27,975)	(46,916)
Payment of deferred financing costs	(11,276)	(661)	(11,937)
Dividends paid to the Nation	(28,010)	—	(28,010)
Intercompany transactions	7,002	(7,002)	—
Net cash provided by (used in) financing activities	268,041	(21,174)	246,867
Net increase (decrease) in cash and cash equivalents	157,288	(5,321)	151,967
Cash and cash equivalents at beginning of period	—	59,628	59,628
Cash and cash equivalents at end of period	$157,288	$54,307	$211,595

As of September 30, 2003, the consolidated financial statements consist almost entirely of the financial position and results of operations and cash flows of SNFGC (the Non-Guarantor).

14. Subsequent Events

On November 13, 2004, the Tribal Council appointed an independent counsel and special counsel to conduct a review of all actions taken by the Company with respect to the building, financing, management, and operation of the Company’s gaming facilities, for the expressed purpose of determining if these actions occurred in accordance with the respective company charters and the laws of the Nation, New York State, and the United States of America.

On April 5, 2005, the Tribal Council passed a resolution stating that based on the evidence presented by the independent counsel and special counsel the Tribal Council conclusively determined that the Nation’s gaming facilities managed by the Company have been financed, operated, and managed in accordance with their respective company charters and the laws of the Nation, New York State, and the United States of America.  The Tribal Council referred certain unresolved matters involving the construction of SNFGC and STGC casinos to the audit committee of SGC for further action.

On May 5, 2005, the audit committee of SGC, after obtaining the report of forensic accountants retained by the audit committee of SGC to further review such construction matters, concluded that there were no findings affecting the financial statements.  The audit committee of SGC also determined that were no unresolved financial reporting matters arising from the internal review and the internal review was therefore complete.

The Company, including its subsidiary SNFGC, was in compliance with all covenants of the 2004 Senior Notes and the Term Loan except for its financial reporting covenants which are satisfied with the issuance of the Company’s and SNFGC’s financial statements for the year ended September 30, 2004, and the filing of the Company’s Annual Report on Form 10-K for the year ended September 30, 2004, and the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 with the Securities and Exchange Commission. The filings of the Forms 10-K and 10-Q which management expects to complete by May 9, 2005, will cure these violations.

On November 27, 2004, the Company was notified by the Tribal Council that the Class II gaming activities (poker, bingo, and video gaming machines) currently operated by the Company would be transferred to the Nation’s Class II gaming division. The Company had net revenues from the Class II gaming operations of approximately $4.7 million in 2004. The transfer was completed on January 1, 2005.