Form 10-Q
period 2004-12-31
Seneca Gaming Corp
filed 2005-05-09
CIK 1296785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission File Number:

SENECA GAMING CORPORATION

(Exact name of registrant as specified in its charter)

Not Applicable	7990	54-2122988
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

310 Fourth Street

Niagara Falls, New York (Seneca Nation Territory) 14303

(716) 299-1100

(Address, including zip code, and telephone number,
including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant has (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐          No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐          No  ☒

At April 30, 2005, the registrant had no outstanding shares of common stock. The registrant is wholly-owned by the Seneca Nation of Indians, or Nation.

Part I.     FINANCIAL INFORMATION

Item I.     Financial Statements

SENECA GAMING CORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

	December 31, 2004	September 30, 2004
	(dollars in thousands)

Assets
Cash and cash equivalents	$152,340	$211,595
Short-term investments	91,869	57,963
Receivables	1,466	1,348
Inventories	2,249	2,123
Other current assets	3,371	3,171
Total current assets	251,295	276,200

Property and equipment, net	312,836	282,797
Other long-term assets	36,576	25,059
Total assets	$600,707	$584,056

Liabilities and capital
Liabilities:
Current portion of long-term debt	$187	$325
Trade payables	2,238	3,415
Construction payables	17,401	28,807
Dividends payable – Nation	—	655
Exclusivity fees	57,101	41,549
Accrued interest	5,780	10,866
Other current liabilities	30,253	31,752
Total current liabilities	112,960	117,369

Long-term debt	380,000	380,000
Total liabilities	492,960	497,369

Capital:
Retained earnings	107,747	86,687
Total liabilities and capital	$600,707	$584,056

See accompanying notes.

SENECA GAMING CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	Three Months Ended December 31,
	2004	2003
	(dollars in thousands)

Revenues
Gaming	$104,291	$67,858
Food and beverage	9,676	6,072
Retail, entertainment and other	4,234	2,627
Less-promotional allowances	(10,325)	(4,823)
Net revenues	107,876	71,734

Expenses
Gaming	28,627	18,782
Food and beverage	8,691	5,089
Retail, entertainment and other	2,881	1,624
Advertising, general and administrative	29,231	18,722
Pre-opening costs	63	102
Depreciation and amortization	6,367	3,158
Total operating costs and expenses	75,860	47,477

Operating income	32,016	24,257
Interest income	1,003	39
Interest expense	11,956	5,185
Net income	$21,063	$19,111

See accompanying notes.

SENECA GAMING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended December 31,
	2004	2003
	(dollars in thousands)
Cash flows from operating activities
Net income	$21,063	$19,111
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,367	3,158
Amortization of deferred financing costs	620	299
Provision for bad debts	20	25
Fair market value adjustment of interest rate cap	117	—
Changes in operating assets and liabilities:
Other current assets	(465)	(23)
Long-term assets	10	—
Current liabilities	7,790	9,613
Net cash provided by operating activities	35,522	32,183

Cash flows from investing activities
Purchases of property and equipment	(47,812)	(4,778)
Payments for land acquisitions	(198)	(3,612)
Purchase of investments	(33,906)	—
Net cash used in investing activities	(81,916)	(8,390)

Cash flows from financing activities
Payments to sinking fund	(11,973)	(6,000)
Repayments of notes payable	(138)	(3,081)
Payment of deferred financing costs	(95)	(209)
Dividends paid to the Nation	(655)	—
Net cash used in financing activities	(12,861)	(9,290)

(Decrease) increase in cash and cash equivalents	(59,255)	14,503
Cash and cash equivalents at beginning of the period	211,595	59,628

Cash and cash equivalents at end of the period	$152,340	$74,131

See accompanying notes.

SENECA GAMING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.             Organization and Basis of Presentation

The consolidated financial statements include the accounts of Seneca Gaming Corporation, or SGC or the Company, and its wholly owned subsidiaries, or collectively, the Company. In consolidation, all intercompany balances and transactions have been eliminated. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ended September 30, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the period ended September 30, 2004, or the 2004 Form 10-K.

SGC, which was formed on August 1, 2002, is wholly owned by the Seneca Nation of Indians, or the Nation. The Nation is a federally recognized Indian tribe with total territorial land comprising approximately 54,000 acres in the Western New York region. SGC was organized by the Nation to operate and manage its Class III Gaming activities pursuant to the Indian Gaming Regulatory Act of 1988, or IGRA. Under IGRA, federally recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal land, subject to, among other things, the negotiation of a compact with the affected state. Pursuant to IGRA, the Nation entered into the Nation-State Gaming Compact with the State of New York dated April 12, 2002, or the Compact, which has been approved by the Federal Bureau of Indian Affairs, U.S. Department of the Interior. The Compact provides the Nation the exclusive right to conduct Class III gaming activities at three sites in the western region of the State of New York.

The Nation’s Constitution established the Tribal Council, or the Council, to act as the Nation’s legislative authority. The Council acts on the Nation’s behalf with respect to SGC, and the Council established the Seneca Gaming Authority, or SGA, to regulate the gaming activities of SGC under the Compact.

The Council, at the request of the SGC Board of Directors, chartered three subsidiary corporations of SGC to operate and manage the three sites authorized by the Compact. In addition, the SGC Board of Directors hired the executive management of SGC, including the President and Chief Executive Officer, to oversee, develop, and manage the three sites. The subsidiary corporations are as follows:

•                  Seneca Niagara Falls Gaming Corporation, or SNFGC

•                  Seneca Territory Gaming Corporation, or STGC

•                  Seneca Erie Gaming Corporation, or SEGC

SNFGC was formed on August 1, 2002 to operate the Nation’s gaming activities in Niagara Falls, New York. Operations at SNFGC’s casino, or Seneca Niagara Casino, commenced December 31, 2002.

STGC was formed on September 20, 2003 to operate the Nation’s gaming activities in Salamanca, New York on its territorial land. From its formation until the May 1, 2004 opening of the STGC’s casino in Salamanca, or the Seneca Allegany Casino, STGC dedicated its efforts to the construction and equipping of the Seneca Allegany Casino, hiring and training of staff, and obtaining regulatory approvals.

SEGC was formed on August 9, 2003 to operate the Nation’s gaming activities in Erie County, New York and has selected a site for this facility near the Buffalo-Niagara International Airport in Cheektowaga, New York. The purchase of this site is currently subject to litigation and SEGC is considering alternative sites. The exclusive right, under the Compact, for the third site may terminate if the Nation or SEGC fails to commence construction of a Class III gaming facility in Erie County, New York by December 9, 2005, or if the Nation or SEGC fails to commence Class III gaming operations by December 9, 2007.

2.             Long-Term Debt

Long-term debt, as described below, consist of the following:

	December 31, 2004	September 30, 2004
	(In Thousands)
7¼% senior notes	$300,000	$300,000

Term Loan	80,000	80,000

Other	187	325
	380,187	380,325
Less current maturities of long-term debt	187	325
Long-term debt	$380,000	$380,000

2004 7¼% Senior Notes

On May 5, 2004, SGC issued $300.0 million in senior notes with fixed interest payable at a rate of 7¼% per annum due 2012, or the 2004 senior notes. These securities are guaranteed by STGC and SEGC, or collectively, the Guarantors. SNFGC, or the Non-Guarantor, will guarantee the debt securities after repayment of its existing Term Loan (defined below) in November 2007.

The proceeds from the 2004 senior notes were used to repurchase all of the outstanding equipment financing (discussed below) and is being used principally to fund SNFGC’s construction and equipping of a 604-room hotel and the acquisition of land in Niagara Falls, as provided for in the Compact. In addition, $22.0 million of the proceeds was used to satisfy the obligation to the Empire State Development Corporation in connection with the transfer of certain property to the Nation for use by the Nation as the location for the Seneca Niagara Casino. Interest on the 2004 senior notes is payable semi-annually on November 1 and May 1. The 2004 senior notes are uncollateralized general obligations and are effectively junior to the Term Loan to the extent of the value of the assets securing the Term Loan. As of December 31, 2004, accrued interest on the 2004 senior notes was $3.6 million.

The 2004 senior notes indenture contains certain financial and non-financial covenants. The financial covenants include limitations on restricted payments and the incurrence of indebtedness, while the non-financial covenants include reporting obligations and compliance with laws and regulations. As of January 28, 2005, SGC has been in compliance with all of its respective covenant requirements, other than its financial reporting requirement, which it satisfied upon the filing of its 2004 Form 10-K with the Securities and Exchange Commission, or SEC, on May 9, 2005 and the filing of our Quarterly Report on Form 10-Q for the period ended December 31, 2004 with the SEC on May 9, 2005. The reports were delayed due to the independent investigation called for by the Council, which we disclosed in a Current Report on Form 8-K filed with the SEC on December 3, 2004 and January 13, 2005.  See “Item 5—Other Information” for a discussion regarding the conclusion of the independent investigation. The covenants contained in the indenture permit the Company to borrow an additional $15.0 million for equipment and obtain a secured or unsecured credit facility up to $150.0 million less the amount outstanding under the Term Loan.

Term Loan

SNFGC entered into a five-year Term Loan with Freemantle Limited, or the Lender, dated November 22, 2002, or the Term Loan. The Term Loan provided $80.0 million in financing for the initial construction of the Seneca Niagara Casino and other related costs. As of December 31, 2004, $80.0 million was outstanding. The entire outstanding balance is due on November 22, 2007.

SNFGC pays interest on a monthly basis in arrears at the one-month LIBOR plus twenty-nine percent (29%). In addition, SNFGC incurred an availability fee of 0.5% on any unborrowed balance. On April 15, 2004, SNFGC borrowed the remaining $22.7 million available under the Agreement.

SNFGC has pledged substantially all of its assets as collateral for the outstanding amounts due under the Term Loan. SNFGC is also obligated to make payments into a sinking fund account to be held for the benefit of and as additional collateral for the Lender. A payment of $6.0 million was made in December 2003 and $12.0 million was made in December 2004 into the sinking fund. Commencing January 1, 2005 and through December 31, 2006, equal quarterly payments for $5.5 million each are due on or before the last day of each calendar quarter, resulting in annual payments of $22.0 million. Commencing January 1, 2007 through the maturity date of the Term Loan, November 22, 2007, three equal quarterly payments are due on or before the last day of the first three calendar quarters and one final payment is due on the maturity date, of $4.5 million, or $18.0 million in total. At the maturity date of the Term Loan,

$80.0 million of payments will have been made to the sinking fund that will be used to fully satisfy the outstanding balance. SNFGC may satisfy these amounts by entering into an unconditional bank loan commitment or irrevocable standby letter of credit for the benefit of the Lender.

The Term Loan contains various covenants; these include, but are not limited to, restrictions on SNFGC’s ability to pay dividends, guarantee debt, limitations on additional borrowings, uses of cash, minimum debt coverage, and debt coverage threshold ratios. In addition, the Term Loan requires SNFGC to maintain, at all times through the maturity of the Term Loan, a minimum cash balance of $10.0 million. In addition, the Term Loan requires SNFGC to establish a segregated bank account where its operating and investment cash is maintained. In the event of default, as defined in the Term Loan, the Lender has recourse to these funds as additional collateral. SNFGC may obtain a release of the collateral pledged as support for the borrowings by depositing funds sufficient to cover the $80.0 million principal balance of the Term Loan and all cumulative successive interest payments until the maturity date of the Term Loan. Based upon the $80.0 million principal amount borrowed under the Term Loan, the total funding required at December 31, 2004, in addition to the Sinking Fund balance, would be approximately $138.1 million. As of January 28, 2005, SGC has been in compliance with all of its respective covenant requirements, other than its financial reporting requirement, which it satisfied upon the filing of its 2004 Form 10-K with the Securities and Exchange Commission, or SEC, on May 9, 2005 and the filing of our Quarterly Report on Form 10-Q for the period ended December 31, 2004 with the SEC on May 9, 2005. The reports were delayed due to the independent investigation called for by the Council, which we disclosed in a Current Report on Form 8-K filed with the SEC on December 3, 2004 and January 13, 2005. See “Item 5—Other Information” for a discussion regarding the conclusion of the independent investigation..

Equipment Financing

SNFGC entered into five financing arrangements with certain slot machine vendors providing approximately $37.0 million of loans to finance SNFGC’s gaming equipment, including its slot machines. Interest rates on these loans ranged from 6.0% to 6.42%. These notes were retired in May 2004 using the proceeds from the 2004 senior notes. A gain of $415,000 was recognized, net of a $467,000 write-off of deferred financing fees related to the settlement of these financing arrangements.

Derivative Instruments

SGC is considered an “end user” of derivative instruments and engages in derivative transactions for risk management purposes only. Effective on May 25, 2004, SGC entered into two interest rate cap agreements for an aggregate notional amount of $80.0 million, equal to the outstanding balance of the Term Loan. The instruments were purchased for approximately $1.1 million each, $2.2 million in total. Both instruments terminate on November 22, 2007 simultaneously with the Term Loan. Interest rate caps limit the Company’s exposure on the Term Loan to 29% plus 4% on the thirty-day LIBOR, effectively capping the interest rate on the Term Loan at 33%.

The aggregate fair market value change of SGC’s interest rate caps during the quarter ended December 31, 2004 was an increase of $117,000 and is recorded as a reduction of interest expense since the Company is not using hedge accounting. The value of the interest rate caps at December 31, 2004 is $743,000 and is classified as other long-term assets in the accompanying balance sheet.

3.             Related-Party Transactions

Land Lease from the Nation

The Nation entered into an operating lease agreement, or Head Lease, with SNFGC on October 25, 2002, for use of the land and the building, which is currently the Seneca Niagara Casino. The Seneca Niagara Casino lease term is for 21 years and requires monthly rent payments of $1.0 million. Rent payments commenced July 1, 2003. Rent is payable only to the extent that sufficient funds are available from the net proceeds derived from the operation of the Seneca Niagara Casino and other commercial activities related to the operation of the Casino. Rent payments are subordinate to the payment required under the Term Loan. During the three month periods ended December 31, 2004 and 2003, SNFGC made lease payments to the Nation of $3.0 million and $3.0 million, respectively.

STGC leases the land upon which the Seneca Allegany Casino operates from the Nation pursuant to a verbal agreement. STGC and the Nation are finalizing a written lease for the land. During the three month period ended December 31, 2004 and 2003, STGC made lease payments to the Nation of $3.0 million and $0, respectively. On February 16, 2005, the lease payments were increased to $1.25 million per month effective March 1, 2005.

Other Related-Party Transactions

The Company is charged by the Nation for SGA regulatory costs, which are incurred by the Nation. SGA regulatory costs charged to the Company were approximately $1.9 million and $1.2 million for the three months ended December 31, 2004 and 2003, respectively. The Company also incurs costs, which are passed through the Nation for New York State gaming regulatory services, and New York State Police and Cattaraugus County Sheriff Department services. The Company has recorded approximately $2.1 million and $771,000 for the three months ended December 31, 2004 and 2003, respectively, in connection with these services.

SGC incurred legal fees of $22,000 and $53,000 primarily for regulatory and Compact matters during the three months ended December 31, 2004 and 2003, respectively, from a law firm that specializes in gaming regulatory issues in which the former President/CEO of SGC, G. Michael Brown, is a partner. The former President/CEO did not receive any remuneration from the law firm during 2004, and was not actively involved in its management. The Company ceased using the services of this law firm effective November 8, 2004.

During the three months ended December 31, 2004 and 2003, the Company purchased $107,000 and $109,000, respectively, of tobacco products from an entity where the owner is a member of the Council and a former SGA Commissioner.

During the three months ended December 31, 2004 and 2003, the Company purchased $63,000 and $26,000 of bottled water from an entity, which is owned by a member of the Council. As of November 2, 2004 this individual is no longer a member of Council.

4.             Commitments and Contingencies

The Seneca Nation Compact

As part of its Compact, the Nation agrees to contribute to the State of New York a portion of the proceeds from the operation and conduct of each category of gaming device for which exclusivity exists, based on the win of such machines (cash dropped into machines, after payouts but before expenses) and totaled on a cumulative quarterly basis to be adjusted annually at the end of the relevant calendar year. The exclusivity fee to the State of New York for years 1-4 is 18.0% paid on an annual basis. Thereafter, the exclusivity fee is 22.0% for years 5-7 on a semi-annual basis and 25.0% for years 8-14 on a quarterly basis.

Amounts due to New York State were $57.1 million and $41.5 million as of December 31, 2004, and September 30, 2004, respectively, and are recorded as exclusivity fees on the accompanying balance sheet. The SNFGC and STGC portions’ of the December 31, 2004 liability are $44.8 million and $12.3 million, respectively. SGC transferred $57.1 million in January 2005 to the Nation for the exclusivity fee owed to New York State. The Nation transferred the exclusivity fee to the State of New York on April 28, 2005.

Additional Casino Location and Expansions

As described in Note 1, the Compact provides the Nation the exclusive right to conduct Class III gaming activities at three sites in the western region of the State of New York. On April 9, 2004, we entered into a non-binding letter of intent with Uniland to purchase approximately 57.1 acres of property for the Cheektowaga Site. In May 2004, various parties, including the Mayor of the City of Buffalo, filed a complaint against Governor Pataki, the State of New York, the Town of Cheektowaga and Uniland to prohibit the sale of the Cheektowaga Site to SEGC. On June 16, 2004, Justice Makowski of the Supreme Court of the State of New York agreed with the plaintiffs and held that the Compact provision allowing the Nation to locate a Class III gaming facility anywhere in Erie County in the event a site in the City of Buffalo is rejected by the Nation for any reason is unconstitutional. On April 27, 2005, the Town of Cheektowaga filed a brief to appeal the Supreme Court decision.

This facility as well as planned expansions of Seneca Niagara Casino and Seneca Allegany Casino will require significant capital outlays. The amount and timing of these capital expenditures are dependent on various factors including financing availability, certain Nation and governmental approvals, construction timelines, and the performance of its two operating facilities.

5.             Class II Gaming Operations Transfer

Effective January 1, 2005, at the direction of the Council, the Class II gaming operations at Seneca Niagara Casino and Seneca Allegany Casino, were transferred to the Nation’s Class II gaming division.  The Company had total revenues from these Class II gaming operations of approximately $3.4 million in the three months ended December 31, 2004 and none in the three months ended December 31, 2003.  Also equipment with a net book value of $2.2 million was transferred to the Nation on January 1, 2005; this was recorded as a distribution to the Nation in January 2005.

6.             Condensed Consolidating Financial Statement Information

SGC, or the Parent, issued $300 million of senior notes in May 2004. These securities are guaranteed by STGC and SEGC or collectively, the Guarantors. SNFGC, or the Non-Guarantor, will guarantee the debt securities after repayment of its existing Term Loan.

Condensed consolidating financial information for the Parent and Guarantors and Non-Guarantor is as follows:

Condensed Consolidating Balance Sheet
December 31, 2004

	Parent and Guarantors	Non-Guarantor	Eliminations	Total

Assets
Cash and cash equivalents	$93,828	$58,512	$—	$152,340
Short-term investments	91,869	—	—	91,869
Other current assets	813	6,273	—	7,086
Total current assets	186,510	64,785	—	251,295
Property and equipment, net	111,397	201,439	—	312,836
Other long-term assets	13,046	23,530	—	36,576
Investment in non-guarantor subsidiary	128,951	—	(128,951)	—
Total assets	$439,904	$289,754	$(128,951)	$600,707

Liabilities and Capital

Current liabilities	$32,157	$80,803	$—	$112,960
Long-term debt	300,000	80,000	—	380,000
Total capital	107,747	128,951	(128,951)	107,747
Total liabilities and capital	$439,904	$289,754	$(128,951)	$600,707

Condensed Consolidating Balance Sheet
September 30, 2004

	Parent and Guarantors	Non-Guarantor	Eliminations	Total

Assets
Cash and cash equivalents	$157,288	$54,307	$—	$211,595
Short-term investments	57,963	—	—	57,963
Other current assets	1,204	5,438	—	6,642
Total current assets	216,455	59,745	—	276,200
Property and equipment, net	95,629	187,168	—	282,797
Other long-term assets	13,244	11,815	—	25,059
Investment in non-guarantor subsidiary	111,166	—	(111,166)	—
Total assets	$436,494	$258,728	$(111,166)	$584,056

Liabilities and Capital

Current liabilities	$49,807	$67,562	$—	$117,369
Long-term debt	300,000	80,000	—	380,000
Total capital	86,687	111,166	(111,166)	86,687
Total liabilities and capital	$436,494	$258,728	$(111,166)	$584,056

Condensed Consolidating Statement of Income
For the Three Months Ended December 31, 2004

	Parent and Guarantors	Non-Guarantor	Eliminations	Total

Net revenue	$32,326	$75,550	$ —	$107,876
Expenses
Gaming and other operations	11,840	28,359	—	40,199
Advertising, general and administrative	10,450	18,781	—	29,231
Pre-opening costs	51	12	—	63
Depreciation and amortization	2,015	4,352	—	6,367
Total operating expenses	24,356	51,504	—	75,860

Operating income (loss)	7,970	24,046	—	32,016
Interest income	884	119	—	1,003
Interest expense	(5,579)	(6,377)	—	(11,956)
Equity in earnings of non-guarantor subsidiary	17,788	—	(17,788)	—

Net income	$21,063	$17,788	$ (17,788)	$21,063

Condensed Consolidating Statement of Income
For the Three Months Ended December 31, 2003

	Parent and Guarantors	Non-Guarantor	Eliminations	Total

Net revenue	$—	$71,734	$—	$71,734
Expenses
Gaming and other operations	—	25,496	—	25,496
Advertising, general and administrative	64	18,657	—	18,721
Pre-opening costs	102	—	—	102
Depreciation and amortization	—	3,158	—	3,158
Total operating expenses	166	47,311	—	47,477

Operating income	(166)	24,423	—	24,257
Interest income	—	39	—	39
Interest expense	—	(5,185)	—	(5,185)
Equity in earnings of non-guarantor subsidiary	19,277	—	(19,277)	—

Net income	$19,111	$19,277	$(19,277)	$19,111

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended December 31, 2004

	Parent and Guarantors	Non-Guarantors	Total
Net cash flows provided by operations	$1,271	$34,251	$35,522
Net cash used in investing activities	(64,187)	(17,729)	(81,916)
Repayment of notes payable	(138)	—	(138)
Payment to sinking fund	—	(11,973)	(11,973)
Payment of deferred financing costs	(64)	(31)	(95)
Intercompany transactions	313	(313)	—
Transfers to Nation	(655)	—	(655)
Net cash used in financing activities	(544)	(12,317)	(12,861)
Net increase (decrease) in cash and cash equivalents	(63,460)	4,205	(59,255)
Cash and cash equivalents at beginning of period	157,288	54,307	211,595
Cash and cash equivalents at end of period	$93,828	$58,512	$152,340

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended December 31, 2003

	Parent and Guarantors	Non-Guarantors	Total
Net cash flows provided by (used in) operations	$(148)	$32,331	$32,183
Net cash used in investing activities	(3,575)	(4,815)	(8,390)
Repayment of notes payable	—	(3,081)	(3,081)
Payment to sinking fund	—	(6,000)	(6,000)
Payment of deferred financing costs	—	(209)	(209)
Intercompany transactions	39	(39)	—
Distribution to SGC	15,000	(15,000)	—
Net cash provided by (used in) financing activities	15,039	(24,329)	(9,290)
Net increase in cash and cash equivalents	11,316	3,187	14,503
Cash and cash equivalents at beginning of period	—	59,628	59,628
Cash and cash equivalents at end of period	$11,316	$62,815	$74,131

Item 2.                                   Management’s Discussion of Financial Condition and Results of Operation

You should read the following discussion and analysis in conjunction with the sections titled “Financial Statements and Notes to Consolidated Financial Statements” included elsewhere in this Form 10-Q. References below to years are to fiscal years of Seneca Gaming Corporation unless otherwise noted. Seneca Gaming Corporation’s fiscal year is from October 1 through September 30.

Overview

Seneca Gaming Corporation is wholly owned by the Seneca Nation of Indians of New York and chartered to manage and direct all of the Nation’s Class III gaming operations. The Nation entered into a Compact with New York State on August 18, 2002 that provides the Nation with the right to establish and operate three Class III gaming facilities in Western New York. We opened our first Class III gaming facility on Nation Territory in the City of Niagara Falls, New York on December 31, 2002, featuring both Class III slot machines and table games. This facility is operated by our wholly owned subsidiary SNFGC. On May 1, 2004, we opened our second Class III gaming facility, Seneca Allegany Casino, on the Nation’s Territory in the City of Salamanca, New York. This facility features Class III slot machines and table games. The Nation formed this facility on September 20, 2003. This facility is operated by our wholly owned subsidiary STGC.

Our consolidated results of operations for the quarter ended December 31, 2004 are impacted by the May 1, 2004 opening of our Seneca Allegany Casino. Comparisons of consolidated results of operations are not meaningful due to this fact.

Under the Compact, the Nation has the right to establish and operate a third Class III gaming facility in Erie County, New York. If the Nation fails to commence construction of a Class III gaming facility in Erie County by December 9, 2005, or if the Nation fails to commence Class III Gaming operations by December 9, 2007, the Nation’s exclusive right under the Compact to own and operate a Class III gaming facility in Erie County may terminate. On April 9, 2004, we entered into a non-binding letter of intent with Uniland to purchase the Cheektowaga Site. The letter of intent provides that our purchase of this property is subject to our ability to enter into a definitive purchase agreement, have this land placed in restricted fee for gaming by the U.S. Department of the Interior and Uniland’s ability to enter into an agreement with the Town of Cheektowaga for various make-whole benefits for Uniland. In May 2004, various parties, including the Mayor of the City of Buffalo, filed a complaint against Governor Pataki, the State of New York, the Town of Cheektowaga and Uniland to prohibit the sale of the Cheektowaga Site to us on the basis that the Nation’s ability, pursuant to the Compact, to locate a Class III gaming facility anywhere in Erie County in the event a site in the City of Buffalo is rejected by the Nation for any reason is unconstitutional. On June 16, 2004, Justice Makowski of the Supreme Court of the State of New York agreed with the plaintiffs and held that the Compact provision allowing the Nation to locate a Class III gaming facility in Erie County outside the City of Buffalo is unconstitutional. The Court’s decision further permanently restrained and enjoined (1) Governor Pataki and the State of New York from any action or activity that would assist the Nation in owning and operating a Class III gaming casino in Erie County other than the City of Buffalo and (2) Uniland from the sale or transfer of the Cheektowaga Site to us. On April 27, 2005, the Town of Cheektowaga and Uniland filed a brief to appeal the Supreme Court decision and we support its decision to appeal. Subsequent to this decision, Uniland requested certain amendments to the executed letter of intent for the Cheektowaga Site. We are evaluating their requested changes, but can provide you with no assurance that we will be able to reach a mutually acceptable agreement with Uniland, that Justice Makowski’s decision will be successfully appealed, or that we will be able to commence construction or operations of our third Class III gaming facility in the City of Buffalo or Erie County prior to the termination of our exclusivity period.  As a result of the ongoing litigation, the Nation and SGC may consider alternative sites.

Executive Summary

Our Current Operations.   We currently operate two Class III gaming facilities, Seneca Niagara Casino, in the City of Niagara Falls, New York, and Seneca Allegany Casino, in the City of Salamanca, New York. Our casino operations include gaming, dining, entertainment and retail. For the three month period ended December 31, 2004, approximately 91%, of our net revenue was derived from our Class III gaming activities.

Key Performance Indicators.   Our operating results are dependent on the volume of profitable patrons visiting our casinos and our ability to attract them for repeat visits.

Seneca Niagara Casino.   Seneca Niagara Casino currently relies primarily on drive-in and bus patrons from the Buffalo, Niagara Falls, and Rochester areas in New York and secondarily from the Erie, Pennsylvania area, Ohio and other parts of New York. Since opening on December 31, 2002, Seneca Niagara Casino has experienced steady growth in its patron base, net revenue and profitability. We believe that the proposed expansion of Seneca Niagara Casino, including the addition of a luxury hotel and other amenities, will enable us to increase profitable patron volume and gaming activity, extend our geographic penetration and appeal to a more diverse demographic base. The first phase of this expansion is expected to open in December 2005, and will add over 35,000 square feet of gaming space, 600 rooms, a multi-purpose room for conventions, banquets and entertainment events, and an 18,000 square-foot spa.

As of December 31, 2004, we had paid for substantially all of our completed expansion projects out of cash flow from operations. Our completed expansion projects include the addition of Turtle Island, a non-smoking casino room, the Blue Heron Club, a gaming salon designed exclusively for high stakes table game patrons, a new 2,400-space parking garage, and the Western Door, an upscale steakhouse. In May 2004, we opened a non-smoking poker room with sixteen tables. In June 2004, we opened our “Pennies From Heaven” slot room located on the mezzanine level overlooking our casino, adding approximately 6,600 square feet of gaming space and 242 additional ticketed slot machines. In addition, this project added approximately 7,800 square feet of banquet space for up to 350 patrons.

Seneca Allegany Casino.   Since opening on May 1, 2004, Seneca Allegany Casino has experienced steady growth in its patron base, net revenue, and profitability. Seneca Allegany Casino has attracted patrons from the southern portion of Western New York, Erie and Pittsburgh Pennsylvania, and Ohio. Through December 31, 2004, 50%, of its patrons originated outside of the State of New York.

We are building a 1,850-space parking garage, and are constructing a 225-room hotel at Seneca Allegany Casino. We believe this expansion is necessary to provide a first-class gaming experience for our patrons and to maintain the competitive position of the facility in light of expected future competition in Pennsylvania. We expect that this expansion will cost between $180.0 to $185.0 million and we plan to fund this expansion with cash flows from operations and cash on hand. As previously disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 13, 2005, the garage construction has been delayed by an out of plumb condition on a portion of the garage. We now expect the garage to open in August 2005 and the hotel to open by November 2006. We funded all the construction, equipment and pre-opening costs of Seneca Allegany Casino entirely from Seneca Niagara Casino’s free cash flow, in the form of inter-company loans from SGC.

We intend to purchase the site of our future casino in Erie County from our cash flow. We currently rely and will continue to rely on our ability to generate cash flow from operations to repay our debt financing, fund the maintenance of our facilities and provide funds for our planned future expansions.

As of December 31, 2004, our results of operations have not been seasonal in nature.

Overall Outlook.   As discussed in more detail above, since inception, we have invested heavily in our operations and plan to continue to do so during the remainder of fiscal 2005 and in fiscal 2006. We believe that investments in additional gaming space and non-gaming amenities at our facilities and our exclusive ability to offer Class III gaming in Western New York, will enable us to capitalize on what we believe is an underserved market in Western New York, Pennsylvania and parts of Ohio.

Critical Accounting Policies and Estimates

There have been no changes in accounting policies since the filing of our 2004 Form 10-K.

Operating Results

Operating Results

	Three Months Ended December 31,
(dollars in thousands)	2004	2003
Net revenue	$107,876	$71,734
Operating expenses:
Gaming	28,627	18,782
Food and beverage	8,691	5,089
Retail, entertainment and other	2,881	1,624
Advertising, general and administrative	29,231	18,722
Pre-opening costs	63	102
Depreciation and amortization	6,367	3,158

Operating income	$32,016	$24,257

The most important factors and trends contributing to our operating performance during the three month periods ended December 31, 2004 and 2003 were:

•                  Our ability to successfully market Seneca Niagara Casino and, since its May 1, 2004 opening, Seneca Allegany Casino, to our primary and secondary target markets.

•                  Our ability to enroll over 710,000 patrons in our cross-property Seneca Link Player’s Card program, which has increased our ability to use effective direct mail and targeted marketing programs to establish patron loyalty to the Seneca brand at a profitable level.

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

•                  Our continued expansion at and reinvestment in both of our properties.

Detailed Revenue Information

	Three Months Ended December 31,
(dollars in thousands)	2004	2003

Gaming revenue:
Slots	$84,213	$55,081
Table games	16,514	12,641
Class II and other	3,564	136
Gaming revenue	104,291	67,858

Non-gaming revenue:
Food and beverage	9,676	6,072
Retail, entertainment and other	4,234	2,627
Non-gaming revenue	13,910	8,699
Less promotional allowance	(10,325)	(4,823)
Net revenue	$107,876	$71,734

Our gaming revenue for the three months ended December 31, 2004 increased relative to the comparable periods last year due to the opening of Seneca Allegany Casino on May 1, 2004, which added approximately 1,886 slot machines and 24 table games to our operations, the addition of 315 slot machines at Seneca Niagara Casino and continued growth in our patron base. As of December 31, 2004, our casinos had an aggregate of 122 table games, 32 poker tables, and 5,127 slot machines available to our patrons, representing a net increase of 8 table games, 32 poker tables and 2,201 slot machines from December 31, 2003. During these periods, the number of patrons enrolled in our Seneca Link Player’s Card program has steadily increased. As of December 31, 2004, we had over 710,000 patrons enrolled, an increase of approximately 368,000 patrons over the number of enrolled members at December 31, 2003.

Our net gaming revenue increased $34.1 million, or 50%, for the three-month period ended December 31, 2004 relative to the comparable period ended December 31, 2003. During the three month period ended December 31, 2004, Seneca Niagara Casino net revenue increased $3.4 million, or 5%. Seneca Allegany Casino accounted for $30.7 million of our increased net revenue for the three months ended December 31, 2004. Class II gaming operations were transferred to the Nation on January 1, 2005. Included in the net gaming revenues for the three-month period ended December 31, 2004 was $3.4 million of Class II gaming revenues, which includes poker.

Our food and beverage revenue and retail revenue have increased in direct relation to our increase in gaming revenue. There is a direct relation of our food and beverage revenue and retail revenue to our gaming revenue because a significant portion of this revenue is from players’ point redemptions. For the three-month period ended December 31, 2004 and 2003, 50% and 50% of our food and beverage revenue and 87% and 87% of our retail revenue, respectively, represented players’ point redemptions. For the three month period ended December 31, 2004, food and beverage revenue increased $3.6 million, or 59% to $9.7 million. For the three month period ended December 31, 2004, Seneca Niagara Casino generated an additional $1.0 million compared to the prior period, primarily due to higher gaming revenue and the opening in May 2004 of our steakhouse. Seneca Allegany Casino generated $2.6 million in food and beverage revenue during the period.

For the three-month period ended December 31, 2004, our retail, entertainment and other revenue increased by $1.6 million, or 61%, compared to the comparable 2003 period. This increase is primarily attributed to higher revenue at our Seneca Niagara Casino of $0.7 million and $0.9 million of retail and other revenues at Seneca Allegany Casino.

Detailed Operating Expenses Information

	Three Months Ended December 31,
(dollars in thousands)	2004	2003

Operating expenses:
Gaming	$28,627	$18,782
Food and beverage	8,691	5,089
Retail, entertainment and other	2,881	1,624
Advertising, general and administrative	29,230	18,722
Pre-opening costs	63	102
Depreciation and amortization	6,367	3,158
Operating expenses	$75,860	$47,477

Gaming expenses principally consist of costs incurred from operating our table games and slot machines, of which the primary components are related payroll and employee benefit costs, and the slot exclusivity fee due to New York State pursuant to the Compact. For the three months ended December 31, 2004 and 2003, the slot exclusivity fee was $15.5 million and $10.1 million, respectively. Seneca Allegany Casino incurred a slot exclusivity fee of $4.7 million during the three month period ended December 31, 2004. The increase in the Seneca Niagara Casino portion of the slot exclusivity fee is attributed to higher slot revenue. In January 2005, we transferred $57.1 million to the Nation for payment of the exclusivity fee for the 2004 calendar year. Currently, the exclusivity fee is 18% of the slot machine net drop (money dropped into the machines after payout but before our expenses). This fee will increase to 22% on January 1, 2007 and to 25% on January 1, 2010.

Food and beverage expenses are costs we incur for the operation of our restaurants, snack bars and beverage outlets. The primary components of these expenses are the cost of food and beverages and related payroll and employee benefit expenses. For the three months ended December 31, 2004 our food and beverage costs increased $3.6 million, or 71%. This increase was due to the higher food and beverage revenue at Seneca Niagara Casino associated with the opening of our steakhouse restaurant in May 2004, and $2.5 million of costs at Seneca Allegany Casino incurred in the three-month period ended December 31, 2004.

Retail, entertainment and other expenses represent our costs to operate our retail shops and entertainment offerings. The components of these expenses include related payroll and employee benefit costs, the purchase of products offered for sale in our retail outlets, and contract costs for entertainers. For the three months ended December 31, 2004, these costs increased approximately $1.3 million, or 77%. Of the increase, $1.0 million is attributed to higher point redemptions by our patrons at Seneca Niagara Casino for retail merchandise.

Advertising, general and administrative expenses are incurred to support our operations. These expenses consist primarily of related payroll and employee benefits costs, regulatory, advertising, marketing, insurance, legal and energy costs. The three-month period ended December 31, 2004 includes $10.4 million of advertising, general and administrative expenses related to our Seneca Allegany Casino. In addition, we made lease payments to the Nation for the land upon which we operate Seneca Niagara Casino totaling $3.0 million and $3.0 million during the three months ended December 31, 2004 and 2003, respectively.

Non-Operating Expenses

The following table summarizes information related to interest on our long-term debt:

	Three Months Ended December 31,
(dollars in thousands)	2004	2003

Interest expense	$11,956	$5,185

Our interest cost for the three months ended December 31, 2004 is attributable to the $300 million aggregate principal amount of the 2004 senior notes, issued in May 2004 by SGC, and SNFGC’s Term Loan, net of capitalized interest. The Term Loan requires us to make monthly interest payments on the outstanding balance at one-month LIBOR plus 29%. As of December 31, 2004 and 2003, $80.0 million and $57.3 million were outstanding respectively under the Term Loan. The increase in interest cost results from the issuance of the 2004 senior notes in May 2004 and the increased amount outstanding under the Term Loan, partially offset by the retirement of equipment loans retired in May 2004 from proceeds of the 2004 senior notes.

Liquidity and Capital Resources

Cash Flows

	Three Months Ended December 31,
(dollars in thousands)	2004	2003

Net cash provided by operations	$35,522	$32,183
Investing cash flows
Capital expenditures	(47,812)	(4,778)
Payments for land acquisitions and other assets	(198)	(3,612)
Purchase of investments	(33,906)	—

Net cash used in investing activities	(81,916)	(8,390)
Financing cash flows
Deposits to sinking fund	(11,973)	(6,000)
Repayments of notes payable	(138)	(3,081)
Payment of deferred financing costs	(95)	(209)
Cash dividends to the Nation	(655)	—

Net cash used in financing activities	(12,861)	(9,290)

Net increase (decrease) in cash and cash equivalents	$(59,255)	$(14,503)

Cash Flows—Operating Activities.   The increase in cash flows from operations during the three months ended December 31, 2004 compared to the same period in 2003 resulted from three months of operations at Seneca Allegany Casino during this period, continued market penetration,  and the increase in the membership of our Seneca Link Player’s Card program.

Cash Flows—Investing Activities.   Our capital expenditures of $47.8 million during the three months ended December 31, 2004 were comprised of $17.6 million of costs associated at the Seneca Niagara Casino related principally to the construction of the luxury hotel, and $30.2 million related to the construction of the Seneca Allegany garage and hotel. Purchases of investments represent short-term investments of excess cash in instruments having a maturity of more than 90 days.

Cash Flows—Financing Activities.    SNFGC is obligated to maintain a minimum cash balance of $10.0 million and a pro rata share of the sinking fund obligation relating to its Term Loan, which required a payment of $12.0 million by December 31, 2004 and was made on December 30, 2004. Repayments of notes payable principally represents payments against equipment financing arrangements that were outstanding as of December 31, 2003.

Principal Debt Arrangements.   As of December 31, 2004, our long-term debt consists of the 2004 senior notes on which we will pay a fixed interest rate of 7¼%, and the $80.0 million on our Term Loan, upon which we pay variable interest based on LIBOR plus 29%.

During the next 24 months, we plan to make substantial capital improvements to our gaming facilities. In May 2004, at Seneca Niagara Casino we commenced construction of a new 604-room luxury hotel, including 35,000 square feet of additional gaming space with approximately 950 slot machines. We expect the cost of constructing and equipping of this hotel to be approximately $200.0 million, which includes $153.0 million in construction costs pursuant to a guaranteed maximum fixed price design and construction contract for the luxury hotel, which includes a construction contingency of approximately $8.6 million, and approximately $47.0 million for furniture, fixtures and equipment. Seneca Niagara Casino will remain open during the construction and completion of the luxury hotel.

The Nation intends to acquire the remaining 26 acres of the approximately 50 acres in the City of Niagara Falls, New York, designated by New York State under the Compact for ownership by the Nation. Under the Compact, the Nation is required to fund the acquisition of this property, including all related costs and expenses. As initial security for the Nation’s obligations to pay site acquisition costs and as a condition to the initiation of the condemnation proceeding, the Nation must deliver to the Empire State Development Corporation, a letter of credit or cash escrow in the aggregate amount of the greater of (a) approximately 150% of the estimate of the total remaining site acquisition costs not yet paid by the Nation, and (b) any other amount required by the court, or the Escrow Amount. We currently estimate 150% of site acquisition costs to be approximately $30.0 million.

We have been constructing a 1,850 space-parking garage and a 225-room hotel at our Seneca Allegany Casino. We estimate the cost to construct and equip the garage and hotel to be between $180.0 million and $185.0 million. We presently expect the garage to open by August 2005 and the hotel by November 2006. The opening of the garage and hotel has been delayed due to weather and construction issues. The construction issues relate to a portion of the garage being out of acceptable plumb tolerance limits. The SGC board of directors has accepted the recommendation of the garage’s construction manager to dismantle partially, to the extent necessary, and reassemble, to correct the out of plumb condition with the southeast portion of the garage. The Board accepted this recommendation because, based on the construction manager’s representations, it will correct the problem with certainty.

We expect cash generated from our operations and available cash as of December 31, 2004 to be sufficient to fund our expansion plans described above, service our debt, and meet our working capital requirements for the near future. However, our ability to fund our operations, make planned capital expenditures and service our debt depends on our future operating performance and cash flow, which are in turn subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control. Additionally, unlike traditional corporations, we are prohibited by law from generating cash through an offering of equity securities and, as a result of completing the offering of the 2004 senior notes, our ability to incur additional indebtedness is limited under the terms of the indenture governing the 2004 senior notes.

SNFGC, the Nation and Lender, have reached a tentative agreement to terminate the Term Loan, allowing SNFGC to pay the term loan at a negotiated amount. The parties are still in the process of finalizing a definitive agreement to effectuate the payment of the negotiated amount. At this time, we cannot provide any assurance that the parties will be able to agree to a definitive agreement.

Capital Obligations and Commercial Commitments

The Company’s contractual obligations and commercial commitments have not changed materially from the disclosures in the 2004 Form 10-K.

Item 3.                                   Quantitative and Qualitative Disclosures About Market Risk

Please refer to the 2004 Form 10-K for a complete discussion of the Company’s market risk. There have been no material changes in the current fiscal year regarding this market risk information.

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

Item 4.                                   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed pursuant to Securities and Exchange Act Rule 13a-15 and 15d-15 to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our former President and Chief Executive Officer, our interim President and Chief Executive Officer, Chief Financial Officer, and Senior Vice President of Finance and Administration as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated have inherent limitations due to cost issues, the possibility of human error, judgments and assumptions regarding the likelihood of future events, and the circumvention and overriding of the controls and procedures. Accordingly, even effective disclosure of controls and procedures can provide only reasonable assurance of achieving the desired control objectives.  Notwithstanding the issues discussed above, we believe we have designed our disclosure controls and procedures to provide reasonable assurance for our management to conclude that our control systems are effective.

We carried out an evaluation as of December 31, 2004, under the supervision and with the participation of our management, including our former President and Chief Executive Officer, interim President and Chief Executive Officer, Chief Financial Officer, and Senior Vice President of Finance and Administration of the effectiveness of the design and operation of our disclosure controls and procedures. Our former President and Chief Executive Officer, interim President and Chief Executive Officer, Chief Financial Officer, and Senior Vice President of Finance and Administration concluded that our disclosure controls and procedures as of December 31, 2004 were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter-ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.   OTHER INFORMATION

Item 1.                                   Legal Proceedings

None.

Item 2.                                   Changes in Securities and Use of Proceeds

None.

Item 3.                                   Defaults upon Senior Securities

None.

Item 4.                                   Submission of Matter to a Vote of Security Holders

None.

Item 5.                                   Other Information

As previously disclosed in our Current Report on Form 8-K filed with the SEC on April 6, 2005, effective April 6, 2005, G. Michael Brown resigned as our President and Chief Executive Officer. Our board of directors elected John Pasqualoni as interim President and Chief Executive Officer, effective April 6, 2005. Mr. Brown will continue to assist us as an outside consultant until the end of the year.

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

After hearing the report of the external forensic accountant, on May 5, 2005, the audit committee concluded that there were no findings that impacted our financial statements or evidence of wrongdoing and that their internal review has been completed.

Item 6.                                   Exhibits and Reports of Form 8-K

(a)                                  Exhibits (listed according to the number assigned in the table in item 601 of Regulation S-K):

Exhibit No.	Description	Document If incorporated by Reference

31.1	Certification of John Pasqualoni, Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	Filed Herewith

31.2	Certification of Joseph A. D’Amato, Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	Filed Herewith

32.1

Certification of John Pasqualoni, Principal Executive Officer and Joseph A. D’Amato, Principal Financial Officer, pursuant to 186 S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.

Filed Herewith

SIGNATURES

SENECA GAMING CORPORATION

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated May 9, 2005

/s/ John Pasqualoni
John Pasqualoni
Interim President and Chief Executive Officer
(Principal Executive Officer)

/s/ Joseph A. D’Amato
Joseph A. D’Amato
Senior Vice President, Finance and Administration
(Principal Financial and Accounting Officer)

/s/ Annette M. Smith
Annette M. Smith
Chief Financial Officer