Form 10-Q
period 2005-03-31
Seneca Gaming Corp
filed 2005-05-16
CIK 1296785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

At May 1, 2005, the registrant had no outstanding shares of common stock. The registrant is wholly-owned by the Seneca Nation of Indians, or Nation.

PART I. FINANCIAL INFORMATION

Item I.             Financial Statements

SENECA GAMING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2005	September 30, 2004
	(dollars in thousands)
Assets
Cash and cash equivalents	$69,801	$211,595
Short-term investments	111,822	57,963
Receivables	1,515	1,348
Inventories	2,363	2,123
Other current assets	4,810	3,171
Total current assets	190,311	276,200

Property and equipment, net	343,431	282,797
Other long-term assets	42,740	25,059
Total assets	$576,482	$584,056

Liabilities and capital
Liabilities:
Current portion of long-term debt	$47	$325
Trade payables	1,434	3,415
Construction payables	18,786	28,807
Dividends payable – Nation	—	655
Exclusivity fees	5,949	41,549
Accrued interest	11,246	10,866
Other current liabilities	32,530	31,752
Total current liabilities	69,992	117,369

Long-term debt	380,000	380,000
Total liabilities	449,992	497,369

Capital:
Retained earnings	126,490	86,687
Total liabilities and capital	$576,482	$584,056

See accompanying notes.

SENECA GAMING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
	(dollars in thousands)
Revenues
Gaming	$103,495	$74,096	$207,786	$141,954
Food and beverage	9,873	6,394	19,550	12,466
Retail, entertainment and other	4,049	2,493	8,283	5,120
Less promotional allowances	(11,136)	(4,632)	(21,462)	(9,455)
Net revenues	106,281	78,351	214,157	150,085

Expenses
Gaming	27,925	20,168	56,552	38,950
Food and beverage	8,346	5,356	17,037	10,445
Retail, entertainment and other	2,311	1,454	5,192	3,078
Advertising, general and administrative	29,637	18,547	58,867	37,268
Pre-opening costs	119	925	183	1,027
Depreciation and amortization	6,469	3,343	12,836	6,501
Total operating expenses	74,807	49,793	150,667	97,269

Operating income	31,474	28,558	63,490	52,816
Interest income	1,009	230	2,012	268
Interest expense	(10,849)	(5,104)	(22,805)	(10,289)

Net Income	$21,634	$23,684	$42,697	$42,795

See accompanying notes.

SENECA GAMING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31,
	2005	2004
	(dollars in thousands)
Cash flows from operating activities
Net income	$42,697	$42,795
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,836	6,501
Amortization of deferred financing costs	1,264	615
Provision for bad debts	54	55
Loss on disposal of assets	11	—
Fair market value adjustment of interest rate cap	(256)	—
Changes in operating assets and liabilities:
Other current assets	(2,074)	741
Long-term assets	40	—
Current liabilities	(36,429)	(14,006)
Due to Nation	6	—
Net cash provided by operating activities	$18,149	$36,701
Cash flows from investing activities
Purchases of property and equipment	(85,984)	(51,983)
Payments for land acquisitions	(580)	(5,093)
Purchase of investments	(53,859)	—
Net cash used in investing activities	(140,423)	(57,076)
Cash flows from financing activities
Payments to sinking fund	(17,631)	(6,008)
Proceeds from notes payable	—	1,128
Repayments of notes payable	(278)	(6,626)
Payment of deferred financing costs	(519)	(487)
Dividends paid to the Nation	(1,092)	(434)
Net cash used in financing activities	(19,520)	(12,427)
Decrease in cash and cash equivalents	(141,794)	(32,802)
Cash and cash equivalents at beginning of the period	211,595	59,628
Cash and cash equivalents at end of the period	$69,801	$26,826

See accompanying notes.

SENECA GAMING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.             Organization and Basis of Presentation

The consolidated financial statements include the accounts of Seneca Gaming Corporation, or SGC, and its wholly owned subsidiaries, or collectively, the Company. In consolidation, all intercompany balances and transactions have been eliminated. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended September 30, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the fiscal year ended September 30, 2004 or 2004 Form 10-K.

SGC, which was formed on August 1, 2002, is wholly owned by the Seneca Nation of Indians, or the Nation. The Nation is a federally recognized Indian tribe with total territorial land comprising approximately 54,000 acres in the Western New York region. SGC was organized by the Nation to operate and manage its Class III Gaming activities pursuant to the Indian Gaming Regulatory Act of 1988, or IGRA. Under IGRA, federally recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal land, subject to, among other things, the negotiation of a compact with the affected state. Pursuant to IGRA, the Nation entered into the Nation-State Gaming Compact with the State of New York dated April 12, 2002, or the Compact, which has been approved by the Federal Bureau of Indian Affairs, Department of the Interior. The Compact provides the Nation the exclusive right to conduct Class III gaming activities at three sites in the western region of the State of New York.

The Nation’s Constitution established the Tribal Council or, the Council, to act as the Nation’s legislative authority. The Council acts on the Nation’s behalf with respect to SGC, and the Council established the Seneca Gaming Authority, or SGA, to regulate the gaming activities of SGC under the Compact.

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

STGC was formed on September 20, 2003 to operate the Nation’s gaming activities in Salamanca, New York on its territorial land. From its formation until the May 1, 2004 opening of the STGC’s casino in Salamanca, or the Seneca Allegany Casino, STGC dedicated its efforts to the construction and equipping of the Seneca Allegany Casino, hiring and training staff, and obtaining regulatory approvals.

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

2.             Long-Term Debt

Long-term debt, as described below, consists of the following:

	March 31, 2004	September 30, 2004
	(In thousands)

7 1/4% senior notes	$300,000	$300,000
Term Loan	80,000	80,000
Other	47	325
	380,047	380,325
Less current maturities of long-term debt	47	325
Long-term debt	$380,000	$380,000

2004 7 1/4% Senior Notes

On May 5, 2004, SGC issued $300.0 million in senior notes with fixed interest payable at a rate of 7¼% per annum due 2012, or the 2004 senior notes. These securities are guaranteed by STGC and SEGC, or collectively, the Guarantors. SNFGC, or the
Non-Guarantor, will guarantee the debt securities after repayment of its existing Term Loan (defined below).

The proceeds from the 2004 senior notes were used to repurchase all of the outstanding equipment financing (discussed below) and is being used principally to fund SNFGC’s construction and equipping of a 604-room hotel and the acquisition of land in Niagara Falls, as provided for in the Compact. In addition, $22.0 million of the proceeds was used to satisfy the obligation to the Empire State Development Corporation in connection with the transfer of certain property to the Nation for use as the Seneca Niagara Casino. Interest on the 2004 senior notes is payable semi-annually on November 1 and May 1. The 2004 senior notes are uncollateralized general obligations and are subordinated to the Term Loan. As of March 31, 2005, accrued interest on the 2004 senior notes was $9.1 million.

The 2004 senior notes indenture contains certain financial and non-financial covenants. The financial covenants include limitations on restricted payments and the incurrence of indebtedness, while the non-financial covenants include reporting obligations and compliance with laws and regulations. As of March 31, 2005, SGC complied with all of its respective covenant requirements, other than its financial reporting requirement, which it satisfied upon the filing of its 2004 Form 10-K with the Securities and Exchange Commission, or

SEC, on May 9, 2005 and the filing of its Quarterly Report on Form 10-Q for the period ended December 31, 2004 with the SEC on May 9, 2005. The reports were delayed due to the independent investigation called for by the Council, which SGC disclosed in its Current Reports on Form 8-K filed with the SEC on December 3, 2004 and January 13, 2005. The independent investigation has been concluded with regard to matters involving the Company’s financial reporting. The covenants contained in the indenture permit the Company to borrow an additional $15.0 million for equipment and obtain an unsecured subordinate credit facility up to $150.0 million less the amount outstanding under the Term Loan.

Term Loan

SNFGC entered into a five year Term Loan with Freemantle Limited, or the Lender, dated November 22, 2002, or the Term Loan. The Term Loan provided $80.0 million in financing for the initial construction of the Seneca Niagara Casino and other related costs. As of March 31, 2005, $80.0 million was outstanding. The entire outstanding balance is due on November 22, 2007.

SNFGC pays interest on a monthly basis in arrears at one-month LIBOR plus twenty-nine percent (29%). In addition, SNFGC incurred an availability fee of 0.5% on any unborrowed balance. On April 15, 2004, SNFGC borrowed the remaining $22.7 million available under the Agreement.

SNFGC has pledged substantially all of its assets as collateral for the outstanding amounts due under the Term Loan. SNFGC is also obligated to make payments into a sinking fund account to be held for the benefit of and as additional collateral for the Lender. Sinking fund payments totaling $23.5 million through March 31, 2005 have been made by SNFGC. Commencing January 1, 2005 and through December 31, 2006, equal quarterly payments for $5.5 million each are due on or before the last day of each calendar quarter, resulting in annual payments of $22.0 million. Commencing January 1, 2007 through the maturity date of the Term Loan, November 22, 2007, three equal quarterly payments are due on or before the last day of the first three calendar quarters and one final payment is due on the maturity date, of $4.5 million, or $18.0 million in total. At the maturity date of the Term Loan, $80.0 million of payments will have been made to the sinking fund that will be used to fully satisfy the outstanding balance. SNFGC may satisfy these amounts by entering into an unconditional bank loan commitment or irrevocable standby letter of credit for the benefit of the Lender.

The Term Loan contains various covenants; these include, but are not limited to, restrictions on SNFGC’s ability to pay dividends, guarantee debt, limitations on additional borrowings, uses of cash, minimum debt coverage, and debt coverage threshold ratios. In addition, the Term Loan requires SNFGC to maintain, at all times through the maturity of the Term Loan, a minimum cash balance of $10.0 million. In addition, the Term Loan requires SNFGC to establish a segregated bank account where its operating and investment cash is maintained. In the event of default, as defined in the Term Loan, the Lender has recourse to these funds as additional collateral. SNFGC may obtain a release of the collateral pledged as support for the borrowings by depositing funds sufficient to cover the $80.0 million principal balance of the Term Loan and all cumulative successive interest payments until the maturity date of the Term Loan. As of March 31, 2005, SGC has been in compliance with all of its respective covenant requirements, other than its financial reporting requirement, which it satisfied upon the filing of its 2004 Form 10-K with the SEC on May 9, 2005 and the filing of its Quarterly Report on Form 10-Q for the period ended December 31, 2004 with the SEC on May 9, 2005. The reports were delayed due to the independent investigation called for by the Council which SGC disclosed in its Current Reports on Form 8-K filed with the SEC on December 3, 2004 and January 13, 2005. The independent investigation has been concluded with regard to matters involving the Company’s financial reporting.

Equipment Financing

SNFGC entered into five financing arrangements with certain slot machine vendors providing approximately $37.0 million of loans to finance SNFGC’s gaming equipment, including its slot machines. Interest rates on these loans ranged from 6.0% to 6.42%. These notes were retired in May 2004 using the proceeds from the Company’s 2004 senior notes.

Derivative Instruments

SGC is considered an “end user” of derivative instruments and engages in derivative transactions for risk management purposes only. Effective on May 25, 2004, SGC entered into two interest rate cap agreements for an aggregate notional amount of $80.0 million, equal to the outstanding balance of the Term Loan. The instruments were purchased for approximately $1.1 million each, $2.2 million in total. Both instruments terminate on November 22, 2007 simultaneously with the Term Loan. These interest rate caps limit the Company’s exposure on the Term Loan to 29% plus 4% on the thirty-day LIBOR, effectively capping the interest rate on the Term Loan at 33%.

The aggregate fair market value change of SGC’s interest rate caps during the three month and six month periods ended March 31, 2005 was an increase of $374,000 and $256,000, respectively, and is recorded as a reduction of interest expense since the Company is not using hedge accounting. The value of the interest rate caps at March 31, 2005 is $1,117,000 and is classified as other long-term assets in the accompanying balance sheet.

3.             Related-Party Transactions

Land Lease from the Nation

The Nation entered into an operating lease agreement, or Head Lease, with SNFGC on October 25, 2002, for use of the land and the building, which is currently the Seneca Niagara Casino. The Seneca Niagara Casino lease term is for 21 years and requires monthly rent payments of $1.0 million. Rent payments commenced July 1, 2003. Rent is payable only to the extent that sufficient funds are available from the net proceeds derived from the operation of the Seneca Niagara Casino and other commercial activities related to the operation of the Casino. Rent payments are subordinate to the payment required under the Term Loan. During each of the three and six month periods ended March 31, 2005 and 2004, SNFGC made lease payments to the Nation of $3.0 million and $6.0 million, respectively.

STGC leases the land upon which the Seneca Allegany Casino operates from the Nation pursuant to a verbal agreement. STGC and the Nation are finalizing a written lease for the land. During the three month and six month periods ended March 31, 2005, STGC made lease payments to the Nation of $3.3 million and $6.3, respectively. On February 16, 2005, the lease payments were increased to $1.25 million per month effective March 1, 2005.

Other Related-Party Transactions

SGC declared and paid a dividend to the Nation of approximately $437,000 during the six month period ended March 31, 2005. SGC also paid $655,000 to the Nation during the six month period ended March 31, 2005 for dividends declared in the prior year.

The Company is charged by the Nation for SGA regulatory costs, which are incurred by the Nation. SGA regulatory costs charged to the Company were approximately $2.2 million and $1.3 million for the three months ended March, 2005 and 2004, respectively, and $4.1 million and $2.5 million for the six months ended March 31, 2005 and 2004, respectively. The Company also incurs costs, which are passed through the Nation for the State of New York gaming regulatory services, and the State of New York Police and Cattaraugus County Sheriff Department services. The Company has recorded approximately $2.1 million and $1.0 million for the three months ended March 31, 2005 and 2004, respectively, and $4.2 million and $1.7 million for the six months ended March 31, 2005 and 2004, respectively in connection with these services.

SGC incurred legal fees of $0 and $51,000 primarily for regulatory and Compact matters during the three months ended March 31, 2005 and 2004, respectively, and $22,000 and $104,000 during the six months ended March 31, 2005 and 2004, respectively from a law firm that specializes in gaming regulatory issues in which the Company’s former President/CEO of SGC, who resigned on April 6, 2005, is a partner. The President/CEO did not receive any remuneration from the law firm during 2004, and is not actively involved in its management. The Company ceased using the services of this law firm effective November 8, 2004.

The Company purchased tobacco products from an entity where the owner is a member of the Council and a former SGA Commissioner.  During the three month periods ended March 31, 2005 and 2004, such purchases totaled $42,000 and $195,000, respectively, and during the six month periods ended March 31, 2005 and 2004, such purchases totaled $148,000 and $304,000, respectively.

The Company purchased bottled water from an entity which is owned by a member of the Council.  During the three month periods ended March 31, 2005 and 2004, such purchases totaled $48,000 and $36,000, respectively, and during the six month periods ended March 31, 2005 and 2004, such purchases totaled $104,000 and $62,000, respectively.  As of November 2, 2004 this individual is no longer a member of Council.

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

Pursuant to the Compact, amounts due to the State of New York are payable by the Nation. Effective January 1, 2005 Seneca Niagara Casino and Seneca Allegany Casino commenced monthly payments to the Nation of each entity’s prior month’s exclusivity fees. In the three months ended March 31, 2005 such payments totaled $10.0 million. At March 31, 2005, the exclusivity fee payable to the Nation for the month of March is $5.9 million, and was paid to the Nation in April 2005.  The SNFGC and STGC portions of the March 31, 2005 liability are $4.0 million and $1.9 million, respectively. SGC transferred $57.1 million in January 2005 to the Nation for the exclusivity fee owed to the State of New York. On April 29, 2005, the Nation transferred the exclusivity fee to the State of New York. For the three month periods ended March 31, 2005 and 2004, total exclusivity fees were $15.9 million and $11.2 million, respectively.  For the six month periods ended March 31, 2005 and 2004, total exclusivity fees were $31.5 million and $21.3 million, respectively.

Additional Casino Location and Expansions

As described in Note 1, the Compact provides the Nation the exclusive right to conduct Class III gaming activities at three sites in the western region of the State of New York. On April 9, 2004, we entered into a non-binding letter of intent with Uniland to purchase approximately 57.1 acres of property for the Cheektowaga Site. In May 2004, various parties, including the Mayor of the City of Buffalo, filed a complaint against Governor Pataki, the State of New York, the Town of Cheektowaga and Uniland to prohibit the sale of the Cheektowaga Site to SEGC. On June 16, 2004, Justice Makowski of the Supreme Court of the State of New York agreed with the plaintiffs and held that the Compact provision allowing the Nation to locate a Class III gaming facility anywhere in Erie County in the event a site in the City of Buffalo is rejected by the Nation for any reason is unconstitutional.  On April 27, 2005, the Town of Cheektowaga filed a brief to appeal the Supreme Court decision.  Because of litigation, the Nation and SGC may consider alternative sites.  This facility, as well as planned expansions of Seneca Niagara Casino and Seneca Allegany Casino will require significant capital outlays.  The amount and timing of these capital expenditures are dependent on various factors including financing availability, certain Nation and governmental approvals, construction timelines and the performance of its two operating facilities.

5.             Class II Gaming Operations Transfer

Effective January 1, 2005, at the direction of the Council, the Class II gaming operations at Seneca Niagara Casino and Seneca Allegany Casino, were transferred to the Nation’s Class II gaming division.  The Company had total revenues from these Class II gaming operations of approximately $3.4 million in the six months ended March 31, 2005, none in the three months ended March 31, 2005. Also, equipment with a net book value of $2.5 million was transferred to the Nation on January 1, 2005.  This was recorded as a distribution to the Nation in January 2005.

6.             Condensed Consolidating Financial Statement Information

SGC, or the Parent, issued $300 million of senior notes in May 2004. These securities are guaranteed by STGC and SEGC or collectively, the Guarantors. SNFGC, or the Non-Guarantor, will guarantee the debt securities after repayment of its existing Term Loan.

Condensed consolidating financial information for the Parent and Guarantors and Non-Guarantor is as follows:

	Condensed Consolidating Balance Sheet March 31, 2005
	Parent and Guarantors	Non-Guarantor	Eliminations	Total

Assets
Cash and cash equivalents	$45,301	$24,500	$—	$69,801
Short-term investments	111,822	—	—	111,822
Other current assets	2,893	5,795	—	8,688

Total current assets	160,016	30,295	—	190,311
Property and equipment, net	115,857	227,574	—	343,431
Other long-term assets	12,768	29,972	—	42,740
Investment in non-guarantor subsidiary	167,945	—	(167,945)	—
Total assets	$456,586	$287,841	$(167,945)	$576,482

Liabilities and Capital

Current liabilities	$30,096	$39,896	$—	$69,992
Long-term debt	300,000	80,000	—	380,000
Total capital	126,490	167,945	(167,945)	126,490
Total liabilities and capital	$456,586	$287,841	$(167,945)	$576,482

	Condensed Consolidating Balance Sheet September 30, 2004
	Parent and Guarantors	Non-Guarantor	Eliminations	Total

Assets
Cash and cash equivalents	$157,288	$54,307	$—	$211,595
Short-term investments	57,963	—	—	57,963
Other current assets	1,204	5,438	—	6,642

Total current assets	216,455	59,745	—	276,200
Property and equipment, net	95,629	187,168	—	282,797
Other long-term assets	13,244	11,815	—	25,059
Investment in non-guarantor subsidiary	111,166	—	(111,166)	—
Total assets	$436,494	$258,728	$(111,166)	$584,056

Liabilities and Capital

Current liabilities	$49,807	$67,562	$—	$117,369
Long-term debt	300,000	80,000	—	380,000
Total capital	86,687	111,166	(111,166)	86,687
Total liabilities and capital	$436,494	$258,728	$(111,166)	$584,056

Condensed Consolidating Statement of Income

For the Three Months Ended March 31,  2005

	Parent and Guarantors	Non-Guarantor	Eliminations	Total

Net revenue	$31,940	$74,341	$—	$106,281
Expenses
Gaming and other operations	11,388	27,194	—	38,582
Advertising, general and administrative	11,432	18,205	—	29,637
Pre-opening costs	3	116	—	119
Depreciation and amortization	2,045	4,424	—	6,469
Total operating expenses	24,868	49,939	—	74,807

Operating income	7,072	24,402	—	31,474
Interest income	878	131	—	1,009
Interest expense	(5,309)	(5,540)	—	(10,849)
Equity in earnings of non-guarantor subsidiary	18,993	—	(18,993)	—

Net income (loss)	$21,634	$18,993	$(18,993)	$21,634

Condensed Consolidating Statement of Income

For the Three Months Ended March 31, 2004

	Parent and Guarantors	Non-Guarantor	Eliminations	Total

Net revenue	$—	$78,351	$—	$78,351
Expenses
Gaming and other operations	—	26,978	—	26,978
Advertising, general and administrative	50	18,497	—	18,547
Pre-opening costs	925	—	—	925
Depreciation and amortization	4	3,339	—	3,343
Total operating expenses	979	48,814	—	49,793

Operating income	(979)	29,537	—	28,558
Interest income	210	20	—	230
Interest expense	(6)	(5,098)	—	(5,104)
Equity in earnings of non-guarantor subsidiary	24,459	—	(24,459)	—

Net income (loss)	$23,684	$24,459	$(24,459)	$23,684

Condensed Consolidating Statement of Income

For the Six Months Ended March 31, 2005

	Parent and Guarantors	Non-Guarantor	Eliminations	Total

Net revenue	$64,266	$149,891	$—	$214,157
Expenses
Gaming and other operations	23,228	55,553	—	78,781
Advertising, general and administrative	21,881	36,986	—	58,867
Pre-opening costs	55	128	—	183
Depreciation and amortization	4,060	8,776	—	12,836
Total operating expenses	49,224	101,443	—	150,667

Operating income	15,042	48,448	—	63,490
Interest income	1,762	250	—	2,012
Interest expense	(10,888)	(11,917)	—	(22,805)
Equity in earnings of non-guarantor subsidiary	36,781	—	(36,781)	—

Net income (loss)	$42,697	$36,781	$(36,781)	$42,697

Condensed Consolidating Statement of Income

For the Six Months Ended March 31, 2004

	Parent and Guarantors	Non-Guarantor	Eliminations	Total

Net revenue	$—	$150,085	$—	$150,085
Expenses
Gaming and other operations	—	52,473	—	52,473
Advertising, general and administrative	114	37,154	—	37,268
Pre-opening costs	1,027	—	—	1,027
Depreciation and amortization	4	6,497	—	6,501
Total operating expenses	1,145	96,124	—	97,269

Operating income	(1,145)	53,961	—	52,816
Interest income	210	58	—	268
Interest expense	(6)	(10,283)	—	(10,289)
Equity in earnings of non-guarantor subsidiary	43,736	—	(43,736)	—

Net income (loss)	$42,795	$43,736	$(43,736)	$42,795

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended March 31, 2005

	Parent and Guarantors	Non-Guarantors	Eliminations	Total
Net cash flows provided by operations	$371	$17,778	$—	$18,149
Net cash used in investing activities	(91,337)	(49,086)	—	(140,423)
Repayment of notes payable	(278)	—	—	(278)
Payment to sinking fund	—	(17,631)	—	(17,631)
Payment of deferred financing costs	(64)	(455)	—	(519)
Distribution to SNFGC	(20,000)	20,000	—	—
Intercompany transactions	414	(414)	—	—
Dividends paid to the Nation	(1,092)	—	—	(1,092)
Net cash (used in) provided by financing activities	(21,020)	1,500	—	(19,520)
Net increase (decrease) in cash and cash equivalents	(111,986)	(29,808)		(141,794)
Cash and cash equivalents at beginning of period	157,288	54,307	—	211,595
Cash and cash equivalents at end of period	$45,302	$24,499	$—	$69,801

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended March 31, 2004

	Parent and Guarantors	Non-Guarantors	Eliminations	Total
Net cash flows (used in) provided by operations	$(519)	$37,220	$—	$36,701
Net cash used in investing activities	(21,265)	(35,811)	—	(57,076)
Repayment of notes payable	(530)	(6,096)	—	(6,626)
Proceeds from notes payable	1,128	—		1,128
Payment to sinking fund	—	(6,008)	—	(6,008)
Payment of deferred financing costs	(71)	(416)	—	(487)
Distribution to SGC	25,000	(25,000)
Intercompany transactions	(186)	186	—	—
Dividends paid to the Nation	(434)	—	—	(434)
Net cash provided by (used in) financing activities	24,907	(37,334)	—	(12,427)
Net increase (decrease) in cash and cash equivalents	3,124	(35,925)		(32,802)
Cash and cash equivalents at beginning of period	—	59,628	—	59,628
Cash and cash equivalents at end of period	$3,124	$23,703	$—	$26,826

7. Subsequent Events

As previously disclosed in its Current Reports on Form 8-K filed with the SEC on April 6, 2005, effective April 6, 2005, G. Michael Brown resigned as SGC’s President and Chief Executive Officer. SGC’s board of directors elected John Pasqualoni as interim President and Chief Executive Officer, effective April 6, 2005. Mr. Brown will continue to assist the Company as an outside consultant until the end of the year.

On May 10, 2005, SGC announced that it is commencing an offering of an aggregate principal amount of $200 million of additional 7¼% senior notes due 2012 pursuant to an exemption from registration under the Securities Act of 1933.  The issuance would be an add-on to the existing aggregate principal amount of $300 million of 7¼% senior notes due 2012 that were issued in May 2004.  The add-on senior notes would have substantially identically terms to, and form a single series with, the previously issued senior notes.

On May 9, 2005 SNFGC, the Nation and Freemantle Limited entered into an agreement to terminate the Term Loan with Freemantle. The agreement allows SNFGC to pay off the Term Loan with Freemantle at a negotiated amount of approximately $126 million on or prior to May 23, 2005. Payment of this amount will result in a charge to earnings of approximately $50 million, including the write-off of $4 million of deferred financing costs.  The Company expects to use the proceeds from the senior note offering described above or other financing in order to pay the negotiated amount to Freemantle.

Item 2.    Management’s Discussion of Financial Condition and Results of Operation

You should read the following discussion and analysis in conjunction with the section titled “Financial Statements and Notes to Consolidated Financial Statements included elsewhere in this Form 10-Q. References below to years are to fiscal years of Seneca Gaming Corporation unless otherwise noted. Seneca Gaming Corporation’s fiscal year is from October 1 through September 30.

Overview

Seneca Gaming Corporation is wholly owned by the Seneca Nation of Indians of New York and chartered to manage and direct all of the Nation’s Class III gaming operations. The Nation entered into a Compact with the State of New York on August 18, 2002 that provides the Nation with the right to establish and operate three Class III gaming facilities in Western New York. We opened our first Class III gaming facility on Nation Territory in the City of Niagara Falls, New York on December 31, 2002, featuring both Class III slot machines and table games. This facility is operated by our wholly owned subsidiary SNFGC. On May 1, 2004, we opened our second Class III gaming facility, Seneca Allegany Casino, on the Nation’s Territory in the City of Salamanca, New York. This facility features Class III slot machines, table games and keno. This facility is operated by our wholly owned subsidiary STGC.

Our consolidated results of operations for the three and six months ended March 31, 2005 are impacted by the May 1, 2004 opening of our Seneca Allegany Casino. Since our Seneca Niagara Casino opened approximately 18 months prior to the opening of our Seneca Allegany Casino, comparisons of consolidated results of operations are not meaningful.

Under the Compact, the Nation also has an exclusive right to establish and operate a third Class III gaming facility in Erie County, New York. This exclusive right may terminate if the Nation fails to commence construction of a Class III gaming facility in Erie County by December 9, 2005 or if the Nation fails to commence Class III Gaming operations by December 9, 2007. On April 9, 2004, we entered into a non-binding letter of intent with Uniland Development Company, or Uniland, to purchase approximately 57.1 acres of property for this facility near the Buffalo-Niagara International Airport in Cheektowaga, New York, or the Cheektowaga Site. In May 2004, various parties, including the Mayor of the City of Buffalo, filed a complaint against Governor Pataki, the State of New York, the Town of Cheektowaga and Uniland to prohibit the sale of the Cheektowaga Site to us. On June 16, 2004, Justice Makowski of the Supreme Court of the State of New York agreed with the plaintiffs and held that the Compact provision allowing the Nation to locate a Class III gaming facility anywhere in Erie County “in the event a site in the City of Buffalo is rejected by the Nation for any reason” is unconstitutional. The Court’s decision further permanently restrained and enjoined (1) Governor Pataki and the State of New York from any action or activity that would assist the Nation in owning and operating a Class III gaming casino in Erie County other than the City of Buffalo and (2) Uniland from the sale or transfer of the Cheektowaga Site to us. On April 27, 2005, the Town of Cheektowaga filed a brief to appeal the Supreme Court decision and we support its decision to appeal. Subsequent to the Supreme Court decision, Uniland requested certain amendments to the executed letter of intent for the Cheektowaga Site. We are evaluating their requested changes, but can provide you with no assurance that we will be able to reach a mutually acceptable agreement with Uniland, that Justice Makowski’s decision will be successfully appealed, or that we will be able to commence construction or operations of our third Class III gaming facility in the City of Buffalo or Erie County prior to the termination of our exclusivity period.  As a result of the ongoing litigation, the Nation and SGC may consider alternative sites.

Executive Summary

Our Current Operations.   We currently operate two Class III gaming facilities, Seneca Niagara Casino, in the City of Niagara Falls, New York, and Seneca Allegany Casino, in the City of Salamanca, New York. Our casino operations include gaming, dining, entertainment and retail. For each of the three and six month periods ended March 31, 2005, approximately 95% of our net revenue was derived from our gaming activities.

Key Performance Indicators.   Our operating results are dependent on the volume of profitable patrons visiting our casinos, our ability to attract them for repeat visits and to provide superior service to our patrons.

Seneca Niagara Casino.   Seneca Niagara Casino currently relies primarily on drive-in and bus patrons from the Buffalo, Niagara Falls, and Rochester areas in New York and secondarily from the Erie, Pennsylvania area, Ohio and other parts of New York. Since opening on December 31, 2002, Seneca Niagara Casino has experienced steady growth in its patron base, net revenue and profitability. We believe that the proposed expansion of Seneca Niagara Casino, including the addition of a luxury hotel and other amenities, will enable us to increase profitable patron volume and gaming activity, extend our geographic penetration and appeal to a more diverse demographic base. The first phase of this expansion is expected to open in December 2005, and will add over 35,000 square feet of gaming space, approximately 300 rooms, a multi-purpose room for conventions, banquets and entertainment events, and an 18,000 square-foot spa.

To date, we have paid for substantially all of our completed expansion projects out of cash flow from operations. Our completed expansion projects include the addition of Turtle Island, a non-smoking casino room, the Blue Heron Club, a gaming salon designed exclusively for high stakes table game patrons, a new 2,400-space parking garage, and the Western Door, an upscale steakhouse. In May 2004, we opened a non-smoking poker room with sixteen tables. In June 2004, we opened our “Pennies From Heaven” slot room located on the mezzanine level overlooking our casino, adding approximately 6,600 square feet of gaming space and 242 additional ticketed slot machines. In addition, this project added approximately 7,800 square feet of banquet space for up to 350 patrons.

Seneca Allegany Casino.   Since opening on May 1, 2004, Seneca Allegany Casino has experienced steady growth in its patron base, net revenue, and profitability. Seneca Allegany Casino has attracted patrons from the southern portion of western New York, Erie and Pittsburgh Pennsylvania, and Ohio. Through March 31, 2005, approximately 62%, of its patrons originated outside of the State of New York.

We are building a 1,850-space parking garage, and are constructing a 225-room hotel at Seneca Allegany Casino. We believe this expansion is necessary to provide a first-class gaming experience for our patrons and to maintain the competitive position of the facility in light of expected future competition in Pennsylvania. We expect that this expansion will cost between $180.0 to $185.0 million and we plan to fund this expansion with cash flows from operations and cash on hand. As previously disclosed in our Current Report on Form 8-K filed with the SEC on January 13, 2005, the garage construction has been delayed by an out of plumb condition on a portion of the garage. We now expect the garage to open in August 2005 and the hotel to open in the latter part of 2006. We funded all the construction, equipment and pre-opening costs of Seneca Allegany Casino with intercompany loans from SGC.

We intend to purchase the site of our future casino in Erie County from our cash flow. We currently rely and will continue to rely on our ability to generate cash flow from operations to repay our debt financing, fund the maintenance of our facilities and provide funds for our planned future expansions.

To date, our results of operations have not been seasonal in nature.

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

Operating Results Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

Operating Results

	Three Months Ended March 31,
(dollars in thousands)	2005	2004
Net revenue	$106,281	$78,351
Operating expenses:
Gaming	27,925	20,168
Food and beverage	8,346	5,356
Retail, entertainment and other	2,311	1,454
Advertising, general and administrative	29,637	18,547
Pre-opening costs	119	925
Depreciation and amortization	6,469	3,343
Operating income	$31,474	$28,558

The most important factors and trends contributing to our operating performance during the three month periods ended March 31, 2005 and 2004 were:

•      Our ability to successfully market Seneca Niagara Casino and, since its May 1, 2004 opening, Seneca Allegany Casino, to our primary target markets located within 100 miles of our casinos.

•      Our ability to enroll over 777,000 patrons in our cross-property Seneca Link Player’s Card program, which has increased our ability to use effective direct mail and targeted marketing programs to establish patron loyalty to the Seneca brand at a profitable level.

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

•      Our continued expansion at and reinvestment in both of our properties.

Detailed Revenue Information

	Three Months Ended March 31,
(dollars in thousands)	2005	2004
Gaming revenue:
Slots	$87,514	$59,309
Table games	15,802	14,645
Other	179	142
Gaming revenue	103,495	74,096
Non-gaming revenue:
Food and beverage	9,873	6,394
Retail, entertainment and other	4,049	2,493
Non-gaming revenue	13,922	8,887
Less promotional allowances and credits	(11,136)	(4,632)
Net revenue	$106,281	$78,351

Our gaming revenue for the three months ended March 31, 2005 increased relative to the comparable period last year due to the opening of Seneca Allegany Casino on May 1, 2004, which added approximately 1,886 slot machines and 24 table games to our operations, the addition of 315 slot machines at Seneca Niagara Casino and continued growth in our patron base. As of March 31, 2005, our casinos had an aggregate of 122 table games, and 5,127 slot machines available to our patrons, representing a net increase of 48 table games, and 2,193 slot machines from March 31, 2004. During these periods, the number of patrons enrolled in our Seneca Link Player’s Card program has steadily increased. As of March 31, 2005, we had over 777,000 patrons enrolled, an increase of approximately 377,000 patrons over the number of enrolled members at March 31, 2004.

Our net gaming revenue, net of promotional credits of $3.0 million in 2005 only, increased $26.4 million, or 36%, for the three month period ended March 31, 2005 relative to the comparable period ended March 31, 2004. During the three month period ended March 31, 2005, Seneca Niagara Casino net gaming revenue decreased $3.9 million, or 5%. This decrease was principally related to a decline in table games revenues of $3.1 million, or 21%. Drop declined by $8.7 million, or 10%, and the hold percentage decreased from 17% in the three month period ended March 31, 2004 to 15% in the three month period ended March 31, 2005. We attribute this decline to several factors including the opening of our Seneca Allegany Casino, increased competition from casinos located in Ontario, Canada, a loss of over $600,000 to a premium player and adverse weather. As a result, we intend to reduce the number of table games offered to 79 by June 30, 2005, add additional slot machines, and improve access to our slot machines making our casino more comfortable for our guests. Seneca Allegany Casino accounted for $30.3 million of net gaming revenue for the three months ended March 31, 2005.

Our food and beverage revenue and retail revenue have increased in direct relation to our increase in gaming revenue. There is a direct relation between our food and beverage revenue and retail revenue to our gaming revenue because a significant portion of this revenue is from players’ point redemptions. For the three month periods ended March 31, 2005 and 2004, 57% and 52% of our food and beverage revenue and 86% and 86% of our retail revenue, respectively, represented players’ point redemptions. For the three month period ended March 31, 2005, food and beverage revenue increased $3.5 million, or 54% to $9.9 million. For the three month period ended March 31, 2005 Seneca Niagara Casino generated an additional $0.8 million compared to the prior period, primarily due to increased utilization of players’ points and the opening in May 2004 of our steakhouse. Seneca Allegany Casino generated $2.6 million in food and beverage revenue during the period.

For the three month period ended March 31, 2005, our retail, entertainment and other revenue increased by $1.6 million compared to the comparable 2004 period. This increase is primarily attributed to higher revenue at our Seneca Niagara Casino of $0.6 million and $0.6 million of retail revenues at Seneca Allegany Casino

Detailed Operating Expenses Information

	Three Months Ended March 31,
(dollars in thousands)	2005	2004
Operating expenses:
Gaming	$27,925	$20,168
Food and beverage	8,346	5,356
Retail, entertainment and other	2,311	1,454
Advertising, general and administrative	29,637	18,547
Pre-opening costs	119	925
Depreciation and amortization	6,469	3,343
Operating expenses	$74,807	$49,793

Gaming expenses principally consist of costs incurred from operating our table games and slot machines, of which the primary components are related payroll and employee benefit costs, and the slot exclusivity fee due to the State of New York pursuant to the Compact. For the three months ended March 31, 2005 and 2004, the slot exclusivity fee was $15.9 million and $11.2 million, respectively. Seneca Allegany Casino incurred a slot exclusivity fee of $4.9 million during the three month period ended March 31, 2005. In January 2005, we transferred $57.1 million to the Nation for payment of the exclusivity fee for the 2004 calendar year. Effective January 1, 2005, we are transferring the monthly slot exclusivity fee to the Nation in the month subsequent to the liability being incurred. Currently, the exclusivity fee is 18% of the slot machine net drop (money dropped into the machines after payout but before our expenses). This fee will increase to 22% on January 1, 2007 and to 25% on January 1, 2010.

Food and beverage expenses are costs we incur for the operation of our restaurants, snack bars and beverage outlets. The primary components of these expenses are the cost of food and beverages and related payroll and employee benefit expenses. For the three months ended March 31, 2005 our food and beverage costs increased $3.0 million, or 56%. This increase was due to the higher food and beverage revenue at Seneca Niagara Casino primarily associated with the opening of our steakhouse restaurant in May 2004, and $2.6 million of costs at Seneca Allegany Casino incurred in the three month period ended March 31, 2005.

Retail, entertainment and other expenses represent our costs to operate our retail shops and entertainment offerings. The components of these expenses include related payroll and employee benefit costs, the purchase of products offered for sale in our retail outlets, and contract costs for entertainers. For the three months ended March 31, 2005, these costs increased approximately $0.9 million, or 59%. Of the increase, $0.2 million is attributed to the operation of the Seneca Allegany retail store.

Advertising, general and administrative expenses are incurred to support our operations. These expenses consist primarily of related payroll and employee benefits costs, regulatory, advertising, marketing, insurance, legal and energy costs. The three month period ended March 31, 2005 includes $11.0 million of such costs related to our Seneca Allegany Casino. In addition, we made lease payments to the Nation for the land upon which we operate Seneca Niagara Casino totaling $3.0 million during each of the three month periods ended March 31, 2005 and 2004, respectively.

Non-Operating Expenses

The following table summarizes information related to interest on our long-term debt:

	Three Months Ended March 31,
(dollars in thousands)	2005	2004
Interest expense	$10,849	$5,104

Our interest cost for the three months ended March 31, 2005 is attributable to the $300 million aggregate principal amount of the 2004 senior notes, issued in May 2004 by SGC, and SNFGC’s Term Loan, net of capitalized interest. The Term Loan requires us to make monthly interest payments on the outstanding balance at one-month LIBOR plus 29%. As of March 31, 2005 and 2004, $80.0 million was outstanding under the Term Loan. The increase in interest cost results from the issuance of the 2004 senior notes in May 2004 and the increased amount outstanding under the Term Loan, partially offset by the May 2004 retirement of equipment loans from proceeds of the 2004 senior notes.

Operating Results Six Months Ended March 31, 2005 Compared to the Six Months Ended March 31, 2004

Operating Results

	Six Months Ended March 31,
(dollars in thousands)	2005	2004
Net revenue	$214,157	$150,085
Operating expenses:
Gaming	56,552	38,950
Food and beverage	17,037	10,445
Retail, entertainment and other	5,192	3,078
Advertising, general and administrative	58,867	37,268
Pre-opening costs	183	1,027
Depreciation and amortization	12,836	6,501
Operating income	$63,490	$52,816

The most important factors and trends contributing to our operating performance during the six month periods ended March 31, 2005 and 2004 were the same as noted for the three month periods ended March 31, 2005 and 2004.

Detailed Revenue Information

	Six Months Ended March 31,
(dollars in thousands)	2005	2004
Gaming revenue:
Slots	$171,727	$114,390
Table games	32,316	27,286
Class II and other	3,743	278
Gaming revenue	207,786	141,954
Non-gaming revenue:
Food and beverage	19,550	12,466
Retail, entertainment and other	8,283	5,120
Non-gaming revenue	27,833	17,586
Less promotional allowances and credits	(21,462)	(9,455)
Net revenue	$214,157	$150,085

Our gaming revenue for the six months ended March 31, 2005 increased relative to the comparable period last year due to the opening of Seneca Allegany Casino on May 1, 2004, which added approximately 1,886 slot machines and 24 table games to our operations, the addition of 315 slot machines at Seneca Niagara Casino and continued growth in our patron base. As of March 31, 2005, our casinos had an aggregate of 122 table games, and 5,127 slot machines available to our patrons, representing a net increase of 48 table games, and 2,193 slot machines from March 31, 2004. During these periods, the number of patrons enrolled in our Seneca Link Player’s Card program has steadily increased. As of March 31, 2005, we had over 777,000 patrons enrolled, an increase of approximately 377,000 patrons over the number of enrolled members at March 31, 2004.

Our net gaming revenue, net of promotional credits of $5.4 million in 2005 only, increased $60.5 million, or 43%, for the six month period ended March 31, 2005 relative to the comparable period ended March 31, 2004. During the six month period ended March 31, 2005, Seneca Niagara Casino net gaming revenue decreased $0.6 million. Increases experienced in the first three months of the fiscal year were offset by a decline in table games revenues experienced in the three month period ended March 31, 2005. Seneca Allegany Casino accounted for $61.0 million of net gaming revenue for the six months ended March 31, 2005.

Our food and beverage revenue and retail revenue have increased in direct relation to our increase in gaming revenue. There is a direct relation between our food and beverage revenue and retail revenue to our gaming revenue because a significant portion of this revenue is from players’ point redemptions. For the six month periods ended March 31, 2005 and 2004, 55% and 51% of our food and beverage revenue and 87% and 87% of our retail revenue, respectively, represented players’ point redemptions. For the six month periods ended March 31, 2005, food and beverage revenue increased $7.1 million, or 57% to $19.5 million. For the six month period ended March 31, 2005  Seneca Niagara Casino generated an additional $1.9 million compared to the prior period, primarily due to higher gaming revenues,  increased utilization of players’ points and the opening in May 2004 of our steakhouse. Seneca Allegany Casino generated $5.2 million in food and beverage revenue during the period.

For the six month period ended March 31, 2005, our retail, entertainment and other revenue increased by $3.2 million compared to the comparable 2004 period. This increase is primarily attributed to higher revenue at our Seneca Niagara Casino of $1.3 million, principally retail,  and $1.8 million of revenues at Seneca Allegany Casino

Detailed Operating Expenses Information

	Six Months Ended March 31,
(dollars in thousands)	2005	2004
Operating expenses:
Gaming	$56,552	$38,950
Food and beverage	17,037	10,445
Retail, entertainment and other	5,192	3,078
Advertising, general and administrative	58,867	37,268
Pre-opening costs	183	1,027
Depreciation and amortization	12,836	6,501
Operating expenses	$150,667	$97,269

Gaming expenses principally consist of costs incurred from operating our table games and slot machines, of which the primary components are related payroll and employee benefit costs, and the slot exclusivity fee due to the State of New York pursuant to the Compact. For the six month periods ended March 31, 2005 and 2004, the slot exclusivity fee was $31.5 million and $21.3 million, respectively. Seneca Allegany Casino incurred a slot exclusivity fee of $9.6 million during the six month period ended March 31, 2005. In January 2005, we transferred $57.1 million to the Nation for payment of the exclusivity fee for the 2004 calendar year. Effective January 1, 2005, we are transferring the monthly slot exclusivity fee to the Nation in the month subsequent to the liability being incurred. Currently, the exclusivity fee is 18% of the slot machine net drop (money dropped into the machines after payout but before our expenses). This fee will increase to 22% on January 1, 2007 and to 25% on January 1, 2010.

Food and beverage expenses are costs we incur for the operation of our restaurants, snack bars and beverage outlets. The primary components of these expenses are the cost of food and beverages and related payroll and employee benefit expenses. For the six month period ended March 31, 2005 our food and beverage costs increased $6.6 million, or 63%. This increase was due to the higher food and beverage revenue at Seneca Niagara Casino, primarily associated with the opening of our steakhouse restaurant in May 2004, and $5.1 million of costs at Seneca Allegany Casino incurred in the six month period ended March 31, 2005.

Retail, entertainment and other expenses represent our costs to operate our retail shops and entertainment offerings. The components of these expenses include related payroll and employee benefit costs, the purchase of products offered for sale in our retail outlets, and contract costs for entertainers. For the six month period ended March 31, 2005, these costs increased approximately $2.1 million, or 69%. Of the increase, $1.0 million is attributed to the operation of the Seneca Allegany retail store.

Advertising, general and administrative expenses are incurred to support our operations. These expenses consist primarily of related payroll and employee benefits costs, regulatory, advertising, marketing, insurance, legal and energy costs. The six month period ended March 31, 2005 includes $21.3 million of such costs related to our Seneca Allegany Casino. In addition, we made lease payments to the Nation for the land upon which we operate Seneca Niagara Casino totaling $6.0 million during each of the six months ended March 31, 2005 and 2004, respectively.

Non-Operating Expenses

The following table summarizes information related to interest on our long-term debt:

	Six Months Ended March 31,
(dollars in thousands)	2005	2004
Interest expense	$22,805	$10,289

Our interest cost for the six month period ended March 31, 2005 is attributable to the $300 million aggregate principal amount of the 2004 senior notes, issued in May 2004 by SGC, and SNFGC’s Term Loan, net of capitalized interest. The Term Loan requires us to make monthly interest payments on the outstanding balance at one-month LIBOR plus 29%. As of March 31, 2005 and 2004, $80.0 million and $57.3 million, respectively, was outstanding under the Term Loan. The increase in interest cost results from the issuance of the 2004 senior notes in May 2004 and the increased amount outstanding under the Term Loan, partially offset by the May 2004 retirement of equipment loans from proceeds of the 2004 senior notes.

Liquidity and Capital Resources

Cash Flows

	Six Months Ended March 31,
(dollars in thousands)	2005	2004
Net cash provided by operations	$18,149	$36,701
Investing cash flows
Capital expenditures	(85,984)	(51,983)
Payments for land acquisitions and other assets	(580)	(5,093)
Purchase of investments	(53,859)	—
Net cash used in investing activities	$(140,423)	$(57,076)
Financing cash flows
Deposits to sinking fund	(17,631)	(6,008)
Proceeds from notes payable	—	1,128
Repayments of notes payable	(278)	(6,626)
Payment of deferred financing costs	(519)	(487)
Dividends paid to the Nation	(1,092)	(434)
Net cash used in financing activities	(19,520)	(12,427)
Net decrease in cash and cash equivalents	$(141,794)	$(32,802)

Cash Flows—Operating Activities.   The decrease in cash flows from operations during the six months ended March, 2005 compared to the same period in 2004 resulted principally from the payment of the exclusivity fees during 2005 for January and February 2005 as well as for the 2004 calendar year, whereas the payment in 2004 was only for the 2003 calendar year.  This was partially offset by six months of operations at Seneca Allegany Casino during this period, continued market penetration, and the increase in the membership of our Seneca Link Player’s Card program.

Cash Flows—Investing Activities.   Our capital expenditures of $86.0 million during the six months ended March 31, 2005 were comprised of $37.2 million of costs associated with the construction of the Seneca Niagara luxury hotel, and $28.8 million related to the construction of the Seneca Allegany garage and hotel. Purchases of investments represent short-term investments of excess cash in instruments having a maturity of more than 90 days.

Cash Flows—Financing Activities.    SNFGC is obligated to maintain a minimum cash balance of $10.0 million and a pro rata share of the sinking fund obligation relating to its Term Loan, which required a payment of $5.5 million by March 31, 2005 and was made on March 31, 2005.

Principal Debt Arrangements.   As of March 31, 2005, our long-term debt consists of the 2004 senior notes on which we will pay a fixed interest rate of 7¼%, and the $80.0 million on our Term Loan, upon which we pay variable interest based on LIBOR plus 29%.

During the next 24 months, we plan to make substantial capital improvements to our gaming facilities. In May 2004, at Seneca Niagara Casino we commenced construction of a new 600-room luxury hotel, including 35,000 square feet of additional gaming space with approximately 950 slot machines. We expect the cost of constructing and equipping of this hotel to be approximately $200.0 million, which includes $153.0 million in construction costs pursuant to a guaranteed maximum fixed price design and construction contract for the luxury hotel, which includes a construction contingency of approximately $8.6 million, and approximately $47.0 million for furniture, fixtures and equipment. Seneca Niagara Casino will remain open during the construction and completion of the luxury hotel.

The Nation intends to acquire the remaining 26 acres of the approximately 50 acres in the City of Niagara Falls, New York, designated by the State of New York under the Compact for ownership by the Nation. Under the Compact, the Nation is required to fund the acquisition of this property, including all related costs and expenses. As initial security for the Nation’s obligations to pay site acquisition costs and as a condition to the initiation of the condemnation proceeding, the Nation must deliver to the Empire State Development Corporation, a letter of credit or cash escrow in the aggregate amount of the greater of (a) approximately 150% of the estimate of the total remaining site acquisition costs not yet paid by the Nation, and (b) any other amount required by the court, or the Escrow Amount. We currently estimate 150% of site acquisition costs to be approximately $30.0 million.

We have been constructing a 1,850 space-parking garage and a 225-room hotel at our Seneca Allegany Casino. We estimate the cost to construct and equip the garage and hotel to be between $180.0 million and $185.0 million. We presently expect the garage to open by August 2005 and the hotel by October 2006. The opening of the garage and hotel has been delayed due to weather and construction issues. The construction issues relate to a portion of the garage being out of acceptable plumb tolerance limits. The SGC board of directors has accepted the recommendation of the garage’s construction manager to dismantle partially, to the extent necessary, and reassemble, to correct the out of plumb condition with the southeast portion of the garage. The Board accepted this recommendation because, based on the construction manager’s representations, it will correct the problem with certainty.

On May 10, 2005, SGC announced that it is commencing an offering of an aggregate principal amount of $200.0 million of additional 7¼% senior notes due 2012 pursuant to an exemption from registration under the Securities Act of 1933.  The issuance would be an add-on to the existing aggregate principal amount of $300 million of 7¼% senior notes due 2012 that were issued in May 2004.  The add-on senior notes would have substantially identically terms to, and form a single series with, the previously issued senior notes.

On May 9, 2005 SNFGC, the Nation and Freemantle Limited, or Freemantle, entered into an agreement to terminate the Term Loan, or the Termination Agreement. The Termination Agreement allows SNFGC to pay off the Term Loan at a negotiated amount of approximately $126.0 million on or prior to May 23, 3005. The termination amount of $126.0 million reflects the payment of (i) the outstanding principal amount of $80.0 million under the Term Loan, plus (ii) the aggregate amount of interest on such principal at a prescribed interest rate that would otherwise be payable if the Term Loan were not being paid on or about May 23, 2005. Payment of this amount will result in a charge to earnings of approximately $50.0 million, including the write-off of $4.0 million of deferred financing costs. The interest rate is equal to one-month LIBOR as in effect three business days immediately preceding the closing of the senior note offering plus 29% per annum. Payment in full and termination of the Term Loan is expected to occur on or about May 23, 2005. The Company expects to use the proceeds from the senior note offering described above or other financing in order to pay the negotiated amount to Freemantle. There can be no assurance that we will be able to complete the offering or an alternative financing in order to pay the Freemantle termination amount on or prior to May 23, 2005.

We expect cash generated from our operations, available cash as of March 31, 2005 and proceeds from our $200 million senior notes offering to be sufficient to fund our expansion plans described above, service our debt, and meet our working capital requirements for the near future. However, our ability to fund our operations, make planned capital expenditures and service our debt depends on our future operating performance, cash flow and ability to raise funds in the public debt market,  which are in turn subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control. Additionally, unlike traditional corporations, we are prohibited by law from generating cash through an offering of equity securities and, as a result of completing the offering of the 2004 senior notes, our ability to incur additional indebtedness is limited under the terms of the indenture governing the 2004 senior notes.

We are highly leveraged and have significant interest and sinking fund payment requirements pursuant to our 2004 senior notes and Term Loan agreement. As such, limitations on our capital resources could force us to delay or abandon capital projects as well as the construction and development of new properties.

Capital Obligations and Commercial Commitments

The Company’s contractual obligations and commercial commitments have not changed materially from the disclosures in our 2004 Form 10-K.

Item 3.                    Quantitative and Qualitative Disclosures About Market Risk

Refer to our 2004 Form 10-K for a complete discussion of the Company’s market risk. There have been no material changes in the current year regarding this market risk information.

Regulation

Our operations are regulated by Nation laws, the Compact and federal statutes, most notably the Indian Gaming Regulatory Act, or IGRA. Several bills have been proposed during the current and recent sessions of U.S. Congress that could affect Indian gaming. Notably, though its proposed legislation has yet to be presented to Congress, the Policies and Procedures Subproject of the Bureau of Indian Affairs has proposed sweeping changes to the federal laws concerning Indians. Certain of such bills, if enacted, could impair the ability of the Nation and SGC to expand its gaming operations and adversely impact the future growth of the Nation’s revenue base. In addition, from time to time, various government officials have proposed taxing Indian casino gaming or otherwise limiting or restricting the conduct of gaming operations by Indian tribes. Senator John McCain, Chairman of the Senate Indian Committee, has announced a series of hearings to consider a variety of possible amendments to IGRA. If Congress were to enact comprehensive amendments to IGRA, such legislation could have a material affect on the operations of SGC. In addition, under federal law, gaming on the Nation’s lands may be dependent upon the permissibility under New York law of certain forms of gaming or similar activities. If the State of New York were to make various forms of gaming illegal or against public policy (or the courts were to rule similarly), or otherwise to take a legal position adverse to the Compact or any of its provisions, such actions could have a material adverse effect on the ability of our casinos to conduct their gaming operations as currently conducted. Moreover, a 1996 U.S. Supreme Court decision may permit a state to avoid or refuse to negotiate amendments to existing compacts such as the Compact.

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

We carried out an evaluation as of March 31, 2005, under the supervision and with the participation of our management, including our interim President and Chief Executive Officer, Chief Financial Officer, and Senior Vice President of Finance and Administration of the effectiveness of the design and operation of our disclosure controls and procedures. Our former President and Chief Executive Officer, Chief Financial Officer, and Senior Vice President of Finance and Administration concluded that our disclosure controls and procedures as of March 31, 2005 were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter-ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As previously disclosed in our Current Report on Form 8-K filed with the SEC on May 10, SGC has commenced an offering of an aggregate principal amount of $200.0 million of additional 7¼% senior notes due 2012 pursuant to an exemption from registration under the Securities Act of 1933.  The issuance would be an add-on to the existing aggregate principal amount of $300 million of 7¼% senior notes due 2012 that were issued in May 2004.  The add-on senior notes would have substantially identically terms to, and form a single series with, the previously issued senior notes.

As previously disclosed in our Current Report on Form 8-K filed with the SEC on May 9, 2005, SNFGC, the Nation and Freemantle have entered into the Termination Agreement. The Termination Agreement allows SNFGC to pay off the Term Loan at a negotiated amount of approximately $126.0 million on or prior to May 23, 3005. The termination amount of $126.0 million reflects the payment of (i) the outstanding principal amount of $80.0 million under the Term Loan, plus (ii) the aggregate amount of interest on such principal at a prescribed interest rate that would otherwise be payable if the Term Loan were not being paid on or about May 23, 2005. Payment of this amount will result in a charge to earnings of approximately $50.0 million, including the write-off of $4.0 million of deferred financing costs. The interest rate is equal to one-month LIBOR as in effect three business days immediately preceding the closing of the senior note offering plus 29% per annum. Payment in full and termination of the Term Loan is expected to occur on or about May 23, 2005. The Company expects to use the proceeds from the senior note offering described above or other financing in order to pay the negotiated amount to Freemantle. There can be no assurance that we will be able to complete the offering or an alternative financing to pay the Freemantle termination amount on or prior to May 23, 2005.

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

Dated May 16, 2005

/s/ John Pasqualoni
John Pasqualoni
Interim President and Chief Executive Officer
(Principal Executive Officer)

/s/ Joseph A. D’Amato
Joseph A. D’Amato
Senior Vice President, Finance and Administration
(Principal Financial and Accounting Officer)

/s/ Annette M. Smith
Annette M. Smith
Chief Financial Officer