Form 10-Q
period 2005-06-30
Seneca Gaming Corp
filed 2005-08-15
CIK 1296785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant has (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

At August 1, 2005, the registrant had no outstanding shares of common stock. The registrant is wholly owned by the Seneca Nation of Indians.

i

PART I.  FINANCIAL INFORMATION

Item I.              Financial Statements

SENECA GAMING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2005	September 30, 2004
	(dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$140,194	$211,595
Short-term investments	120,926	57,963
Receivables	2,329	1,348
Inventories	2,215	2,123
Other current assets	3,140	3,171
Total current assets	268,804	276,200

Property and equipment, net	376,088	282,797
Other long-term assets	18,762	25,059
Total assets	$663,654	$584,056

Liabilities and Shareholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	$325
Trade payables	1,564	3,415
Construction payables	19,768	28,807
Dividends payable to Nation	—	655
Exclusivity fees payable	5,426	41,549
Accrued interest	5,156	10,866
Other current liabilities	34,995	31,752
Total current liabilities	66,909	117,369

Long-term debt	493,104	380,000
Total liabilities	560,013	497,369

Capital:
Retained earnings	103,641	86,687
Total liabilities and capital	$663,654	$584,056

See accompanying notes.

SENECA GAMING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
	(dollars in thousands)
Revenues
Gaming	$113,789	$88,770	$321,575	$230,724
Food and beverage	10,806	8,392	30,356	20,858
Retail, entertainment and other	4,308	3,191	12,591	8,311
Less: promotional allowances	(13,811)	(5,862)	(35,273)	(15,317)
Net revenues	115,092	94,491	329,249	244,576

Expenses
Gaming	28,647	24,434	85,199	63,384
Food and beverage	8,677	7,063	25,714	17,508
Retail, entertainment and other	2,523	1,750	7,715	4,828
Advertising, general and administrative	28,280	24,530	87,147	61,798
Pre-opening costs	208	2,926	391	3,954
Depreciation and amortization	6,555	4,865	19,391	11,366

Total operating expenses	74,890	65,568	225,557	162,838

Operating income	40,202	28,923	103,692	81,738
Interest income	1,352	569	3,364	838
Interest expense	(59,413)	(10,679)	(82,218)	(20,968)

Net income (loss)	$(17,859)	$18,813	$24,838	$61,608

See accompanying notes.

SENECA GAMING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
	2005	2004
	(dollars in thousands)
Cash flows relating to operating activities:
Net income	$24,838	$61,608
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,391	11,366
Amortization of deferred financing costs	2,022	1,591
Fair market value adjustment of interest rate cap	177	619
Write-off deferred financing costs	2,460	—
Other	88	54
Change in operating assets and liabilities:
Receivables	(1,058)	538
Inventories	(92)	(689)
Other current assets (liabilities)	31	(1,649)
Trade payables	(1,851)	3,669
Exclusivity fees payable	(36,123)	(3,405)
Accrued interest	(5,710)	4,002
Other current liabilities	3,244	9,448
Net cash provided by operating activities	$7,417	$87,152

Cash flows relating to investing activities:
Purchases of property and equipment	(124,179)	(112,068)
Land acquisition costs	(197)	(7,203)
Purchase of investments	(44,998)	—
Net cash used in investing activities	(169,374)	(119,271)

Cash flows relating to financing activities:
Payments to sinking fund, net	(11,917)	(6,014)
Proceeds from long-term debt	193,000	341,966
Repayments of long-term debt	(80,325)	(47,661)
Payment of deferred financing costs	(4,793)	(11,576)
Payment for interest rate cap	—	(2,188)
Proceeds from sale of interest rate cap	683	—
Dividends paid to the Nation	(6,092)	(26,722)
Net cash provided by financing activities	90,556	247,805

Net (decrease) increase in cash	(71,401)	215,686

Cash balances:
Beginning of period	211,595	59,628
End of period	$140,194	$275,314

See accompanying notes.

SENECA GAMING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      Organization and Basis of Presentation

The consolidated financial statements include the accounts of Seneca Gaming Corporation, or SGC, and its wholly owned subsidiaries, or collectively, the Company. In consolidation, all intercompany balances and transactions have been eliminated. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended September 30, 2005. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2004.

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

SEGC was formed on August 9, 2003 to operate the Nation’s gaming activities in Erie County, New York and has selected a site for this facility near the Buffalo-Niagara International Airport in Cheektowaga, New York, or the Cheektowaga Site. Due to litigation related to the purchase of this site, SEGC is considering alternative sites for this facility. The exclusive right, under the Compact, to establish and operate a third Class III gaming facility in Erie County may terminate if the Nation or SEGC fails to commence construction of a Class III gaming facility in Erie County, New York by December 9, 2005, or if the Nation or SEGC fails to commence Class III gaming operations by December 9, 2007.

2.                                      Long-Term Debt

Long-term debt, as described below, consists of the following:

	June 30, 2005	September 30, 2004
	(In thousands)
7¼% senior notes	$493,104	$300,000
Term Loan	—	80,000
Other	—	325
	493,104	380,325
Less current maturities of long-term debt	—	325
Long-term debt	$493,104	$380,000

7¼% Senior Notes

On May 5, 2004, SGC issued $300.0 million in 7¼% senior notes due 2012, or the 2004 senior notes. The 2004 senior notes are guaranteed by STGC, SEGC and, as of May 23, 2005, SNFGC or collectively, the Guarantors.  The net proceeds from the 2004 senior notes were, or will be, used principally to fund in whole or in part (a) the repayment in May 2004 of vendor equipment financing (discussed below), (b) SNFGC’s construction and equipping of a 604-room hotel, (c) the acquisition of the remaining 26 acres in Niagara Falls, as provided for in the Compact, (d) the payment of $22.0 million in August 2004 to satisfy the obligation to the Empire State Development Corporation in connection with the transfer of certain property to the Nation for use as the Seneca Niagara Casino, and (e) a $25.0 million distribution to the Nation.

On May 23, 2005, SGC issued an additional $200.0 million in 7¼% senior notes due 2012, Series B, or the 2005 senior notes. The 2005 senior notes are treated as a single class with the 2004 senior notes and are identical to the 2004 senior notes, except for certain tax attributes and prior to November 1, 2005 the amount of interest accrued thereon.  Gross proceeds on the 2005 senior notes were approximately $193.0 million.  Such proceeds were, or will be, used to (a) pay in full and terminate on May 23, 2005, the senior secured term loan, or the Term Loan, made by Freemantle Limited, or Freemantle, to SNFGC in November 2002, for a negotiated amount of approximately $126.7 million, representing $80.0 million in outstanding principal and approximately $46.7 million for interest on such principal, at a prescribed interest rate, that would have otherwise been payable if the Term Loan had not been paid on May 23, 2005, but was instead paid 8½ months prior to its November 22, 2007 stated maturity, (b) to fund certain costs associated with the expansion of our operations, (c) to pay the fees and expenses associated with the offering of the 2005 senior notes and (d) for general corporate purposes.  Interest on the 2004 and 2005 senior notes is payable semi-annually on November 1 and May 1. The 2004 and 2005 senior notes are unsecured and rank equally. As of June 30, 2005, aggregate accrued interest on the 2004 and 2005 senior notes was $5.2 million.

The Indenture governing the 2004 and 2005 senior notes contains certain financial and non-financial covenants. The financial covenants include limitations on restricted payments and the incurrence of indebtedness, while the non-financial covenants include reporting obligations and compliance with laws and regulations. As of June 30, 2005, SGC was in compliance with all covenants in the Indenture applicable to it.

Term Loan

SNFGC entered into a five year Term Loan with Freemantle on November 22, 2002. The Term Loan provided $80.0 million in financing for the initial construction of the Seneca Niagara Casino and other related costs.

As discussed above, on May 23, 2005, the Term Loan was paid in full. The negotiated payment in full of the Term Loan resulted in a charge to earnings on the early extinguishment of the Term Loan of approximately $49.2 million, including the write-off of $2.5 million of deferred financing costs.

Equipment Financing

Prior to May 2004, SNFGC entered into five equipment financing arrangements with certain slot machine vendors to borrow approximately $37.0 million to finance the acquisition of gaming equipment, including slot machines. Interest rates on these loans ranged from 6.0% to 6.42%. These loans were repaid in May 2004 with proceeds from the 2004 senior notes.

Derivative Instruments

SGC is considered an “end user” of derivative instruments and engages in derivative transactions for risk management purposes only. Effective on May 25, 2004, SGC entered into two interest rate cap agreements for an aggregate notional amount of $80.0 million, equal to the then outstanding balance of the Term Loan. The instruments were purchased for approximately $1.1 million each, $2.2 million in total. Periodic changes in the fair market value of the instruments were recorded as adjustments to interest expense. Both instruments were sold in the third quarter of 2005 subsequent to the payment in full and termination of the Term Loan.  Gross proceeds from the sale of these instruments was $0.7 million.

3.                                      Related-Party Transactions

Land Leases from the Nation

The Nation entered into an operating lease agreement, or Head Lease, with SNFGC on October 25, 2002 for use of the land and the building where the Seneca Niagara Casino currently operates. The Seneca Niagara Casino lease term expires in 2023.   During the three and nine months ended June 30, 2005, SNFGC made lease payments to the Nation of $3.3 million and $9.3 million, respectively.  On June 16, 2005, the lease payments were increased to $1.25 million per month effective June 1, 2005.  Rent is payable only to the extent that sufficient funds are available from the net proceeds derived from the operation of the Seneca Niagara Casino and other commercial activities related to the operation of that casino.

STGC leases the land upon which the Seneca Allegany Casino operates from the Nation pursuant to a verbal agreement. STGC and the Nation are finalizing a written lease for the land. During the three month and nine months ended June 30, 2005, STGC made lease payments to the Nation of $3.8 million and $10.0 million, respectively. On February 16, 2005, the lease payments were increased to $1.25 million per month effective March 1, 2005.

Other Related Party Transactions

On July 14, 2005, STGC entered into a construction management agreement with Seneca Construction Management Corporation, or SCMC, a wholly owned corporation of the Nation, to manage the construction of the new 220-room hotel and casino at Seneca Allegany Casino. SCMC replaces Klewin Gaming & Hospitality, Inc., or Klewin, the prior construction manager for the Seneca Allegany Casino hotel and casino project. SCMC will be responsible for contract procurement and daily oversight of the construction project. The construction agreement provides that the cost of all of the contract work to be completed under the agreement will not exceed a guaranteed maximum amount of $123.0 million. However, if STGC changes the scope of the project or finishing materials, the guaranteed maximum amount under the contract may be increased.

The Company is charged by the Nation for SGA regulatory costs, which are incurred by the Nation. SGA regulatory costs charged to the Company were approximately $2.3 million and $1.1 million for the three months ended June 30, 2005 and 2004, respectively, and $6.4 million and $3.5 million for the nine months ended June 30, 2005 and 2004, respectively. The Company also incurs costs, which are passed through the Nation for New York State gaming regulatory services, and New York State Police and Cattaraugus County Sheriff Department services. The Company has recorded approximately $1.3 million and $1.3 million for the three months ended June 30, 2005 and 2004, respectively, and $5.5 million and $3.0 million for the nine months ended June 30, 2005 and 2004, respectively, in connection with these services.

SGC incurred legal fees of $0 and $21,000 primarily for regulatory and Compact matters during the three months ended June 30, 2005 and 2004, respectively, and $22,000 and $125,000 during the nine months ended June 30, 2005 and 2004, respectively, from a law firm that specializes in gaming regulatory issues in which the Company’s former President and Chief Executive Officer, who resigned on April 6, 2005, is a partner. The former President and Chief

Executive Officer did not receive any remuneration from the law firm during 2004, and is not actively involved in its management. The Company ceased using the services of this law firm effective November 8, 2004.

The Company purchases tobacco products from an entity owned by a member of the Council and a former SGA Commissioner.  During the three months ended June 30, 2005 and 2004, such purchases totaled $62,000 and $154,000, respectively, and during the nine months ended June 30, 2005 and 2004, such purchases totaled $210,000 and $458,000, respectively.

The Company purchases bottled water from an entity owned by a former member of the Council.  During the three months ended June 30, 2005 and 2004, such purchases totaled $0 and $23,000, respectively, and during the nine months ended June 30, 2005 and 2004, such purchases totaled $104,000 and $85,000, respectively.  As of November 2, 2004, this individual was no longer a member of the Council.

STGC leases office space in a building owned by the brother of a member of the Company’s board of directors.  During the three months ended June 30, 2005 and 2004, such lease payments totaled approximately $19,000 and $22,000, respectively, and during the nine months ended June 30, 2005 and 2004, such lease payments totaled approximately $218,000 and $65,000, respectively.

4.                                      Commitments and Contingencies

The Seneca Nation Compact

Under the Compact, the Nation has agreed to contribute to the State of New York a portion of the proceeds from the operation and conduct of each category of gaming device for which exclusivity exists, based on the win of such machines (cash dropped into machines, after payouts but before expenses) and totaled on a cumulative quarterly basis to be adjusted annually at the end of the relevant calendar year. The exclusivity fee to the State of New York for years 1-4 is 18.0% paid on an annual basis. Thereafter, the exclusivity fee is 22.0% for years 5-7 on a semi-annual basis and 25.0% for years 8-14 on a quarterly basis.

Pursuant to the Compact, amounts due to New York State are payable by the Nation. Effective January 1, 2005, Seneca Niagara Casino and Seneca Allegany casino commenced  monthly payments to the Nation of each entity’s prior month’s exclusivity fees. SGC transferred $57.1 million in January 2005 to the Nation for the exclusivity fee owed to the State of New York for the 2004 calendar year. On April 29, 2005, the Nation transferred this exclusivity fee to the State of New York. For the three months ended June 30, 2005 and 2004, total exclusivity fees were $17.5 million and $13.9 million, respectively.  For the nine months ended June 30, 2005 and 2004, total exclusivity fees were $49.0 million and $35.2 million, respectively. Of the $17.5 million exclusivity fee for the three months ended June 30, 2005, $11.6 million was attributable to SNFGC and $5.9 million was attributable to STGC.

Additional Casino Location and Planned Expansion

The Compact provides the Nation the exclusive right to conduct Class III gaming activities at three sites in the western region of the State of New York. On April 9, 2004, we entered into a non-binding letter of intent with Uniland Development Company, or Uniland, to purchase approximately 57.1 acres of property for the Cheektowaga Site. In May 2004, various parties, including the Mayor of the City of Buffalo, filed a complaint against Governor Pataki, the State of New York, the Town of Cheektowaga and Uniland to prohibit the sale of the Cheektowaga Site to SEGC. On June 16, 2004, Justice Makowski of the Supreme Court of the State of New York agreed with the plaintiffs and held that the Compact provision allowing the Nation to locate a Class III gaming facility anywhere in Erie County in the event a site in the City of Buffalo is rejected by the Nation for any reason is unconstitutional.  On April 27, 2005, the Town of Cheektowaga filed a brief to appeal the Supreme Court decision.  In a matter related to this litigation, on May 25, 2005, the Supreme Court of the State of New York issued an order requiring the State of New York to comply with the requirements of the State Environmental Quality Review Act, or SEQRA, which includes preparing an environmental impact statement in respect of the Cheektowaga Site and the proposed acquisition and development of the casino before any further actions may be taken in respect of (a) constructing, maintaining or operating a Class III gaming facility on the Cheektowaga Site or (b) the sale of the Cheektowaga Site to the Nation for such purposes. SGC believes it is unlikely that the State of New York can satisfy the requirements of SEQRA within a time period that would enable SGC to consummate the acquisition of the Cheektowaga Site and commence construction of a Class III gaming facility on such site by December 9, 2005 or commence Class III gaming operations in Erie County by December 9, 2007 (the dates required by the Compact to avoid any potential termination of exclusivity with respect to the Erie County site).  Because of the ongoing litigation and the referenced time deadline, the Nation and SGC are also considering alternative sites. This contemplated Erie County casino, as well as planned expansion projects at Seneca Niagara Casino and Seneca Allegany Casino, will require significant capital outlays. The Company’s ability to complete the Erie County casino and expansion projects will be dependent on various factors including meeting the requirements of the Compact (to the extent applicable), certain Nation and governmental approvals, cash flow from the Company’s existing casino operations, available cash and cash equivalents and, if additional capital is required, the availability of external debt financing.

5.                                      Class II Gaming Operations Transfer

Effective January 1, 2005 and at the direction of the Council, the Class II gaming operations at Seneca Niagara Casino and Seneca Allegany Casino were transferred to the Nation’s Class II gaming division.  For the three months ended June 30, 2005 and 2004, the Company had total revenues from these Class II gaming operations of approximately $0 and $1.9 million, respectively. For the nine months ended June 30, 2005 and 2004, the Company had total revenues from Class II gaming operations of approximately $3.9 million and $1.9 million, respectively.  Also, equipment with a net book value of $2.5 million was transferred to the Nation on January 1, 2005.  This was recorded as a distribution to the Nation in January 2005.

6.                                      Subsequent Events

As previously disclosed in our Current Report on Form 8-K filed with the SEC on July 14, 2005, STGC entered into a construction management agreement with SCMC to manage the construction of the new 220-room hotel and casino at Seneca Allegany Casino. Also, effective July 13, 2005, STGC and Klewin entered into a mutual letter of agreement to terminate the design/construction agreement entered into by the parties on September 1, 2004 for the construction of Seneca Allegany Casino’s 220-room hotel and casino.  Pursuant to the terms of the agreement, STGC paid all amounts payable to Klewin through May 31, 2005 and SCMC will purchase certain equipment and materials already purchased by, and has hired certain employees already hired by, Klewin in connection with the Seneca Allegany Casino Hotel project.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operation

You should read the following discussion and analysis in conjunction with the sections titled “Financial Statements” and “Notes to Consolidated Financial Statements” included elsewhere in this Form 10-Q. References below to years are to fiscal years of SGC unless otherwise noted. SGC’s fiscal year is from October 1 through September 30.

Forward-Looking Statements

When used in this Quarterly Report on Form 10-Q, in future filings with the SEC, in our press releases or in our other public communications, the words “believe,” “estimate,” “anticipate,” “expect,” “contemplate,” “may,” “will” and similar expressions are intended to identify forward-looking statements. Statements looking forward in time are included in this Quarterly Report on Form 10-Q pursuant to the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially, including, but not limited to, the risk factors contained or referenced herein and in our reports filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, including our 2004 Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of anticipated or unanticipated events.

Overview

Seneca Gaming Corporation is wholly owned by the Seneca Nation of Indians of New York and chartered to manage and direct all of the Nation’s Class III gaming operations. The Nation entered into a Compact with New York State on August 18, 2002 that provides the Nation with the right to establish and operate three Class III gaming facilities in Western New York. We opened our first Class III gaming facility on Nation Territory in the City of Niagara Falls, New York on December 31, 2002, featuring Class III slot machines, table games and keno. This facility is operated by our wholly owned subsidiary SNFGC. On May 1 2004, we opened our second Class III gaming facility, Seneca Allegany Casino, on the Nation’s Territory in the City of Salamanca, New York. This facility features Class III slot machines and table games. This facility is operated by our wholly owned subsidiary STGC.

Our consolidated results of operations for the three and nine months ended June 30, 2004 are impacted by the May 1, 2004 opening of our Seneca Allegany Casino. Since our Seneca Allegany Casino was open for only two months during the three and nine months ended June 30, 2004, the comparisons of consolidated results of operations are less meaningful in some respects.

Under the Compact, the Nation also has an exclusive right to establish and operate a third Class III gaming facility in Erie County, New York. This exclusive right may terminate if the Nation fails to commence construction of a Class III gaming facility in Erie County by

December 9, 2005 or if the Nation fails to commence Class III Gaming operations at such site by December 9, 2007. On April 9, 2004, we entered into a non-binding letter of intent with Uniland to purchase approximately 57.1 acres of property for this facility near the Buffalo-Niagara International Airport in Cheektowaga, New York, or the Cheektowaga Site. In May 2004, various parties, including the Mayor of the City of Buffalo, filed a complaint against Governor Pataki, the State of New York, the Town of Cheektowaga and Uniland to prohibit the sale of the Cheektowaga Site to us. On June 16, 2004, Justice Makowski of the Supreme Court of the State of New York agreed with the plaintiffs and held that the Compact provision allowing the Nation to locate a Class III gaming facility anywhere in Erie County “in the event a site in the City of Buffalo is rejected by the Nation for any reason” is unconstitutional. The Court’s decision further permanently restrained and enjoined (1) Governor Pataki and the State of New York from any action or activity that would assist the Nation in owning and operating a Class III gaming casino in Erie County other than the City of Buffalo and (2) Uniland from the sale or transfer of the Cheektowaga Site to us. On April 27, 2005, the Town of Cheektowaga filed a brief to appeal the Supreme Court decision. In a matter related to this litigation, on May 25, 2005, the Supreme Court of the State of New York issued an order requiring the State of New York to comply with the requirements of the State Environmental Quality Review Act, or SEQRA, which includes preparing an environmental impact statement in respect of the Cheektowaga Site and the proposed acquisition and development of the casino before any further actions may be taken in respect of (a) constructing, maintaining or operating a Class III gaming facility on the Cheektowaga Site or (b) the sale of the Cheektowaga Site to the Nation for such purposes.  SGC believes it is unlikely that the State of New York can satisfy the requirements of SEQRA within a time period that would enable SGC to consummate the acquisition of the Cheektowaga Site and commence construction of a Class III gaming facility on such site by December 9, 2005, or that SGC will otherwise be able to commence construction of a Class III gaming facility in Erie County by December 9, 2005 or commence Class III gaming operations in Erie County by December 9, 2007 (the dates required by the Compact to avoid any potential termination of exclusivity with respect to the Erie County site).  As a result of the ongoing litigation and the referenced time deadlines, the Nation and SGC are also considering alternative sites.

Executive Summary

Our Current Operations.   We currently operate two Class III gaming facilities, Seneca Niagara Casino, in the City of Niagara Falls, New York, and Seneca Allegany Casino, in the City of Salamanca, New York. Our casino operations include gaming, dining, entertainment and retail. For each of the three and nine months ended June 30, 2005, approximately 95% of our net revenue was derived from our gaming activities.

Key Performance Indicators.   Our operating results are dependent on the volume of profitable patrons visiting our casinos, our ability to attract them for repeat visits and our provision of superior service to our patrons.

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

As of June 30, 2005, we have paid for substantially all of our completed expansion projects out of cash flow from operations. Our completed expansion projects include the addition of Turtle Island, a non-smoking casino room, the Blue Heron Club, a gaming salon designed exclusively for high stakes table game patrons, a new 2,300-space parking garage and the Western Door, an upscale steakhouse.  In June 2004, we opened our “Pennies From Heaven” slot room located on the mezzanine level overlooking our main casino, adding approximately 6,600 square feet of gaming space and 242 additional ticketed slot machines. In addition, this project added approximately 7,800 square feet of banquet space for up to 350 patrons.

Seneca Allegany Casino.  Since opening on May 1, 2004, Seneca Allegany Casino has experienced steady growth in its patron base, net revenue, and profitability. Seneca Allegany Casino has attracted patrons from the southern portion of western New York, Erie and Pittsburgh Pennsylvania, and Ohio. From opening through June 30, 2005, approximately 64%, of the casino’s patrons have originated outside of the State of New York.

In July 2005, we opened our 1,850-space parking garage and we are constructing a 220-room hotel and casino at Seneca Allegany Casino. We believe this expansion is necessary to provide a first-class gaming experience for our patrons and to maintain the competitive position of the facility in light of expected future competition in Pennsylvania. We expect that this expansion, including the cost of our recently opened parking garage, will cost between $180.0 and $185.0 million, and we plan to continue to fund this expansion with cash flows from operations and cash on hand. We expect the hotel to open in the latter part of 2006.

Current, Continued and Future Reliance on Cash Flow.  We intend to purchase the site of our expected future casino in Erie County, fund the maintenance of our facilities and fund our planned future expansion projects from our cash flow and cash on hand. We currently rely and will continue to rely on our ability to generate cash flow from operations to repay our debt financing.

Seasonality.  Our results of operations have not been seasonal in nature.

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

Critical Accounting Policies and Estimates

There have been no changes in accounting policies since the filing of our 2004 Form 10-K for the fiscal year ended September 30, 2004.

Operating Results Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004

Operating Results

	Three Months Ended June 30,
	2005	2004
	(unaudited, dollars in thousands)
Net Revenue	$115,092	$94,491
Operating expenses:
Gaming	28,647	24,434
Food and beverage	8,677	7,063
Retail, entertainment and other	2,523	1,750
Advertising, general and administrative	28,280	24,530
Pre-opening costs	208	2,926
Depreciation and amortization	6,555	4,865
Operating income	$40,202	$28,923

The most important factors and trends contributing to our operating performance during the three months ended June 30, 2005 and 2004 were:

•                  Our ability to successfully market Seneca Niagara Casino and, since its May 1, 2004 opening, Seneca Allegany Casino, to our primary target markets located within 100 miles of our casinos.

•                  Our ability to enroll over 863,000 patrons in our cross-property Seneca Link Player’s Card program, which has increased our ability to use effective direct mail and targeted marketing programs to establish patron loyalty to the Seneca brand at a profitable level.

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

•                  Our continued expansion at and reinvestment in both of our properties.

Detailed Revenue Information

	Three Months Ended June 30,
	2005	2004
	(unaudited, dollars in thousands)
Gaming revenue:
Slots	$98,017	$72,858
Table games	15,649	14,184
Other	123	1,728
Gaming revenue	113,789	88,770
Non-gaming revenue:
Food and beverage	10,806	8,392
Retail, entertainment and other	4,308	3,191
Non-gaming revenue	15,114	11,583
Less promotional allowances and credits	(13,811)	(5,862)
Net revenue	$115,092	$94,491

Our gaming revenue for the three months ended June 30, 2005 increased relative to the comparable period last year due to the opening of Seneca Allegany Casino on May 1, 2004, which added approximately 1,886 slot machines and 24 table games to our operations, the addition of 315 slot machines at Seneca Niagara Casino and continued growth in our patron base. As of June 30, 2005, our casinos had an aggregate of 103 table games, and 5,143 slot machines available to our patrons, representing a net decrease of 18 table games, and a net increase of 268 slot machines from June 30, 2004. During these periods, the number of patrons enrolled in our Seneca Link Player’s Card program has steadily increased. As of June 30, 2005, we had over 863,000 patrons enrolled, an increase of approximately 347,000 patrons over the number of enrolled members at June 30, 2004.

Our net gaming revenue, net of promotional credits of $4.8 million in 2005 only, increased $20.2 million, or 23%, for the three months ended June 30, 2005 relative to the comparable period ended June 30, 2004. During the three months ended June 30, 2005, Seneca Niagara Casino net gaming revenue increased $1.9 million, or 3%. This increase was principally due to higher net slot revenue of $2.6 million, or 4%, partially offset by a $0.6 million or 5% decrease in table games revenue during the comparative periods. The amount of money wagered, or dropped, at Seneca Niagara Casino declined by $3.7 million, or 5%, with a consistent hold percentage for both periods. We attribute this decline to several factors including the opening of our Seneca Allegany Casino, and the reduction of the number of games during the third quarter 2005.  Seneca Allegany Casino accounted for $35.4 million of net gaming revenue for the three months ended June 30, 2005.

Our food and beverage revenue and retail revenue have increased in direct relation to our increase in gaming revenue. There is a direct relation between our food and beverage revenue and retail revenue to our gaming revenue because a significant portion of this revenue is from players’ point redemptions. For both the three months ended June 30, 2005 and 2004, 64% of our food and beverage revenue and 88% and 86% of our retail revenue, respectively, represented players’ point redemptions. For the three months ended June 30, 2005, food and beverage revenue increased $2.0 million, or 27% to $9.5 million. For the three months ended June 30, 2005 Seneca Niagara Casino generated an additional $0.2 million compared to the prior period, primarily due to increased utilization of players’ points and the opening in May 2004 of our steakhouse. Seneca Allegany Casino generated $2.9 million in food and beverage revenue during the three months ended June 30, 2005.

For the three months ended June 30, 2005, our retail, entertainment and other revenue increased by $1.1 million compared to the comparable 2004 period. This increase was primarily attributable to higher revenue at our Seneca Allegany Casino of $0.9 million, due to operating for an additional month during the 2005 fiscal third quarter.

Detailed Operating Expenses Information

	Three Months Ended June 30,
	2005	2004
	(unaudited, dollars in thousands)
Operating expenses:
Gaming	$28,647	$24,434
Food and beverage	8,677	7,063
Retail, entertainment and other	2,523	1,750
Advertising, general and administrative	28,280	24,530
Pre-opening costs	208	2,926
Depreciation and amortization	6,555	4,865
Operating expenses	$74,890	$65,568

Gaming expenses principally consist of costs incurred from operating our table games and slot machines, of which the primary components are related payroll and employee benefit costs, and the slot exclusivity fee due to New York State pursuant to the Compact. For the three months ended June 30, 2005 and 2004, the slot exclusivity fee was $17.5 million and $13.9 million, respectively. Seneca Allegany Casino incurred a slot exclusivity fee of $5.9 million and $27.0 million during the three months ended June 30, 2005 and 2004, respectively. In January 2005, we transferred $57.1 million to the Nation for payment of the exclusivity fee for the 2004 calendar year. Effective January 1, 2005, we are transferring the monthly slot exclusivity fee to the Nation in the month subsequent to the liability being incurred. Currently, the exclusivity fee is 18% of the slot machine net drop (money dropped into the machines after payout but before our expenses). This fee will increase to 22% on January 1, 2007 and to 25% on January 1, 2010.

Food and beverage expenses are costs we incur for the operation of our restaurants, snack bars and beverage outlets. The primary components of these expenses are the cost of food and beverages and related payroll and employee benefit expenses. For the three months ended June 30, 2005 our food and beverage costs increased $1.6 million, or 23%. This increase was due to a $2.4 million increase in food and beverage revenue for the three months ended June 30, 2005 in comparison to the same period in 2004. $1.9 million of this revenue increase was at Seneca Allegany Casino due primarily to operating for an additional month during the 2005 quarter in relation to the 2004 quarter.

Retail, entertainment and other expenses represent our costs to operate our retail shops and entertainment offerings. The components of these expenses include related payroll and employee benefit costs, the purchase of products offered for sale in our retail outlets, and contract costs for entertainers. For the three months ended June 30, 2005 in relation to the same period in 2004, these costs increased approximately $0.7 million, or 44%.  Of the increase, $0.6 million was attributable to the operation of the Seneca Allegany retail store.

Advertising, general and administrative expenses are incurred to support our operations. These expenses consist primarily of related payroll and employee benefits costs, regulatory, advertising, rent, marketing, insurance, legal and energy costs. For the three months ended June 30, 2005 and 2004, such costs were $28.3 million and $24.5 million, a $3.8 million increase, or 15%.  This was mainly attributable to a $4.6 million increase at Seneca Allegany Casino, partially offset by decreases in certain promotional expenses at Seneca Niagara Casino, principally related to our bus incentive program.

Non-Operating Expenses

The following table summarizes information related to interest on our long-term debt:

	Three Months Ended June 30,
	2005	2004
	(unaudited, dollars in thousands)
Interest expense	$59,413	$10,679

Our interest cost for the three months ended June 30, 2005 increased $48.7 million over the three months ended June 30, 2004. This increase was primarily attributable to the $46.7 million in interest paid in connection with the negotiated payment in full and termination of the Term Loan in May 2005.

Net Income (Loss)

Our net loss for the three months ended June 30, 2005 of $17.9 million was attributable to a charge to earnings on the early extinguishment of the Term Loan (consisting of interest of $46.7 million and deferred financing costs of $2.5 million) of approximately $49.2 million.

Operating Results Nine Months Ended June 30, 2005 Compared to the Nine Months Ended June 30, 2004

Operating Results

	Nine Months Ended June 30,
	2005	2004
	(unaudited, dollars in thousands)
Net Revenue	$329,249	$244,576
Operating expenses:
Gaming	85,199	63,384
Food and beverage	25,714	17,508
Retail, entertainment and other	7,715	4,828
Advertising, general and administrative	87,147	61,798
Pre-opening costs	391	3,954
Depreciation and amortization	19,391	11,366
Operating income	$103,692	$81,738

The most important factors and trends contributing to our operating performance during the nine months ended June 30, 2005 and 2004 were the same as noted for the three months ended June 30, 2005 and 2004.

Detailed Revenue Information

	Nine Months Ended June 30,
	2005	2004
	(unaudited, dollars in thousands)
Gaming revenue:
Slots	$269,969	$187,248
Table games	47,849	41,469
Other	3,757	2,007
Gaming revenue	321,575	230,724
Non-gaming revenue:
Food and beverage	30,356	20,858
Retail, entertainment and other	12,591	8,311
Non-gaming revenue	42,947	29,169
Less promotional allowances and credits	(35,273)	(15,317)
Net revenue	$329,249	$244,576

Our gaming revenue for the nine months ended June 30, 2005 increased relative to the comparable period last year due to the opening of Seneca Allegany Casino on May 1, 2004, which added approximately 1,886 slot machines and 24 table games to our operations, the addition of 315 slot machines at Seneca Niagara Casino and continued growth in our patron base. As of June 30, 2005, our casinos had an aggregate of 103 table games and 5,143 slot machines available to our patrons, representing a net decrease of 18 table games, and a net increase of 268 slot machines from June 30, 2004. During these periods, the number of patrons enrolled in our Seneca Link Player’s Card program has steadily increased. As of June 30, 2005, we had over 863,000 patrons enrolled, an increase of approximately 347,000 patrons over the number of enrolled members at June 30, 2004.

Our net gaming revenue, net of promotional credits of $10.2 million in 2005 only, increased $86.1 million, or 37%, for the nine months ended June 30, 2005 relative to the comparable period ended June 30, 2004. During the nine months ended June 30, 2005, Seneca Niagara Casino net gaming revenue increased $1.3 million. This was due to a $4.4 million increase in net slot revenue, partially offset by a $3.8 million decrease in table games revenue.  Seneca Allegany Casino accounted for $96.4 million of net gaming revenue for the nine months ended June 30, 2005, as compared to $17.0 million in net gaming revenue for the two months in which Seneca Allegany Casino was operational during the comparable period in 2004.

Our food and beverage revenue and retail revenue have increased in direct relation to our increase in gaming revenue. There is a direct relation between our food and beverage revenue and retail revenue to our gaming revenue because a significant portion of this revenue is from players’ point redemptions.  For the nine months ended June 30, 2005 and 2004, 65% and 63% of our food and beverage revenue and 88% and 86% of our retail revenue, respectively, represented players’ point redemptions. For the nine months ended June 30, 2005, food and beverage revenue increased $9.5 million, or 45% to $30.4 million. For the nine months ended June 30, 2005, Seneca Niagara Casino generated an additional $2.4 million compared to the prior period, primarily due to higher gaming revenues, increased utilization of players’ points and the opening in May 2004 of our steakhouse. Seneca Allegany Casino generated $8.4 million in food and beverage revenue during the nine months ended June 30, 2005, representing a $7.1 million increase over its two months of operations during 2004.

For the nine months ended June 30, 2005, our retail, entertainment and other revenue increased by $4.3 million compared to the comparable 2004 period. This increase was primarily attributable to higher revenue at our Seneca Allegany Casino of $2.8 million, principally retail, and a $1.5 million increase in revenue at Seneca Niagara Casino.

Detailed Operating Expenses Information

	Nine Months Ended June 30,
	2005	2004
	(unaudited, dollars in thousands)
Operating expenses:
Gaming	$85,199	$63,384
Food and beverage	25,714	17,508
Retail, entertainment and other	7,715	4,828
Advertising, general and administrative	87,147	61,798
Pre-opening costs	391	3,954
Depreciation and amortization	19,391	11,366
Operating expenses	$225,557	$162,838

Gaming expenses principally consist of costs incurred from operating our table games and slot machines, of which the primary components are related payroll and employee benefit costs, and the slot exclusivity fee due to New York State pursuant to the Compact. For the nine months ended June 30, 2005 and 2004, the slot exclusivity fee was $49.0 million and $35.2 million, respectively. Seneca Allegany Casino incurred a slot exclusivity fee of $15.5 million during the nine months ended June 30, 2005, in comparison to $5.9 million for the two months of operations during 2004.

For the nine months ended June 30, 2005 our food and beverage costs increased $8.2 million, or 47%. This increase was due to a $4.1 million increase in product costs relating to a $9.5 million increase in consolidated food and beverage revenues, along with higher payroll and benefits costs during 2005 in relation to the prior year.  The higher costs reflect the additional seven months of operations during 2005 at Seneca Allegany Casino, and also one additional month of operations of our steakhouse restaurant at Seneca Niagara Casino, which opened on May 1, 2004.

For the nine months ended June 30, 2005, retail, entertainment and other expenses increased approximately $2.9 million, or 60%. Of the increase, $2.0 million was attributable to the operation of the Seneca Allegany retail store.

For the nine months ended June 30, 2005, advertising, general and administrative expenses increased approximately $25.3 million, or 41%. This increase was mainly attributable to a $25.9 million increase in such costs at Seneca Allegany Casino.

Non-Operating Expenses

The following table summarizes information related to interest on our long-term debt:

	Nine Months Ended June 30,
	2005	2004
	(unaudited, dollars in thousands)
Interest expense	$82,218	$20,968

Our interest cost for the nine months ended June 30, 2005 represents an increase of $61.3 million over the comparable period in 2004. This was primarily due to the $46.7 million in interest paid in connection with the negotiated payment in full and termination of the Term Loan in May 2005. The remainder of the increase was attributable to the 2004 senior notes issued in May 2004, net of capitalized interest.

Net Income

Net  income for the nine months ended June 30, 2005 was $24.8 million compared to $61.6 million in the comparable 2004 period, a decrease of $36.8 million, or 60%.  The decrease was attributable to a charge to earnings of approximately $49.2 million loss incurred on the early extinguishment of the Term Loan, offset by the increase in operating income from the operations of the Seneca Allegany Casino, which opened May 1, 2004

Liquidity and Capital Resources

Cash Flows

	Nine Months Ended June 30,
	2005	2004
	(unaudited, dollars in thousands)
Net cash provided by operations	$7,417	$87,152

Cash flows relating to investing activities:
Capital expenditures	(124,179)	(112,068)
Payments for land acquisitions and other assets	(197)	(7,203)
Purchase of investments	(44,998)	—
Net cash used in investing activities	(169,374)	(119,271)

Cash flows relating to financing activities:
Payments to sinking fund, net	(11,917)	(6,014)
Proceeds from long-term debt	193,000	341,966
Repayments of long-term debt	(80,325)	(47,661)
Payment of deferred financing costs	(4,793)	(11,576)
Payment for interest rate cap	—	(2,188)
Proceeds from sale of interest rate cap	683	—
Dividends paid to the Nation	(6,092)	(26,722)
Net cash used in financing activities	90,556	247,805

Net increase (decrease) in cash and cash equivalents	$(71,401)	$215,686

Cash Flows—Operating Activities.   The decrease in cash flows from operations during the nine months ended June 30, 2005 compared to the same period in 2004 resulted principally from lower net income in 2005 in comparison with the comparable period in 2004.  Although operating income for the nine months ended June 30, 2005 increased $11.3 million, or 39%, net income was negatively impacted by the $46.7 million in interest paid in connection with the negotiated payment in full and termination of the Term Loan. In addition, the Company paid exclusivity fees in the 2005 period for January through May 2005 as well as for the 2004 calendar year, while the payment in the 2004 period was only for the 2003 calendar year.  This was partially offset by an additional seven months of operations at Seneca Allegany Casino during the 2004 period, continued market penetration and the increase in the membership of our Seneca Link Player’s Card program.

Cash Flows—Investing Activities.   Our capital expenditures of $124.2 million during the nine months ended June 30, 2005 were comprised of $76.0 million of costs associated with the construction of the Seneca Niagara luxury hotel, and $29.2 million related to the construction of the Seneca Allegany garage and hotel. Purchases of investments represent short-term investments of excess cash in instruments having a maturity of more than 90 days.

Cash Flows—Financing Activities.    SNFGC paid in full the $80.0 million outstanding principal balance of its Term Loan in May 2005. The negotiated payment in full of the Term Loan resulted in a charge to earnings on the early extinguishment of the Term Loan of approximately $49.2 million, including the write-off of $2.5 million of deferred financing costs. Also in May 2005, SGC issued an additional $200.0 million senior notes as an add-on to our existing $300.0 million senior notes issued in May 2004.

Principal Debt Arrangements.   As of June 30, 2005, our long-term debt consists of $300.0 million in 2004 senior notes and $200.0 million in 2005 senior notes. We pay a fixed interest rate of 7¼% annually on both the 2004 and 2005 senior notes.

During the next 24 months, we plan to make substantial capital improvements to our gaming facilities. In May 2004, at Seneca Niagara Casino we commenced construction of a new 604-room luxury hotel, including 35,000 square feet of additional gaming space with approximately 950 slot machines. Until recently, we expected the cost of constructing and equipping of this hotel to be approximately $200.0 million, representing $153.0 million in construction costs pursuant to a guaranteed maximum fixed price design and construction contract for the luxury hotel, which includes a construction contingency of approximately

$8.6 million, and approximately $47.0 million for furniture, fixtures and equipment. We have recently been informed by the designer/builder that the cost to complete the luxury hotel will exceed $200.0 million.  We had based our $200.0 million estimate on the guaranteed maximum contract sum of $153.0 million provided by the designer/builder in February 2004. We expect to receive a revised construction cost from the designer/builder in the next few weeks.  We are currently evaluating our options to (1) enable timely completion of the luxury hotel and (2) attempt to ensure that the appropriate parties bear the additional cost to complete the luxury hotel.  Seneca Niagara Casino will remain open during the construction and completion of the luxury hotel.

The Nation intends to acquire the remaining approximately 26 acres of the approximately 50 acres in the City of Niagara Falls, New York, designated by New York State under the Compact for ownership by the Nation. Under the Compact, the Nation is required to fund the acquisition of this property, including all related costs and expenses. As security for the Nation’s obligations to pay site acquisition costs and in furtherance of the ongoing condemnation proceeding, the Nation must deliver to the Empire State Development Corporation, or ESDC, one or two letter(s) of credit in the aggregate amount of (a) 150% of the estimate of the total remaining site acquisition costs not yet paid by the Nation, (b) any additional amount required by a court having jurisdiction over the proceedings, and (c) any other costs or expenses incurred or that may be incurred by ESDC.  The Nation presently estimates 150% of site acquisition costs to be approximately $32.5 million.

We have constructed a 1,850 space-parking garage and are constructing a 220-room hotel and casino at our Seneca Allegany Casino. We estimate the cost to construct and equip the garage and hotel and casino to be between $180.0 million and $185.0 million. The garage opened on July 1, 2005.  We expect the hotel to be opened in the latter part of 2006.

On May 23, 2005, SGC issued an additional $200.0 million in 7¼% senior notes due 2012, Series B, or the 2005 senior notes. The 2005 senior notes are treated as a single class with the 2004 senior notes and are identical to the 2004 senior notes, except for certain tax attributes and prior to November 1, 2005 the amount of interest accrued thereon.  Gross proceeds on the 2005 senior notes were approximately $193.0 million. Such proceeds were, or will be, used to (a) pay in full and terminate on May 23, 2005, the senior secured term loan, or the Term Loan, made by Freemantle Limited, or Freemantle, to SNFGC in November 2002, for a negotiated amount of approximately $126.7 million, representing $80.0 million in outstanding principal and approximately $46.7 million for interest on such principal, at a prescribed interest rate, that would have otherwise been payable if the Term Loan had not been paid on May 23, 2005, but was instead paid 8½ months prior to its November 22, 2007 stated maturity (resulting in a reduction of future interest payments that would have otherwise been payable under the Term Loan if it had not been paid in full, by approximately $18.0 million), (b) to fund certain costs associated with the expansion of our operations, (c) to pay the fees and expenses associated with the offering of the 2005 senior notes and (d) for general corporate purposes.  Interest on the 2004 and 2005 senior notes is payable semi-annually on November 1 and May 1. The 2004 and 2005 senior notes are unsecured and rank equally. As of June 30, 2005, aggregate accrued interest on the 2004 and 2005 senior notes was $5.2 million.

The payment in full of the Term Loan resulted in a charge to earnings on the early extinguishment of the Term Loan of approximately $49.2 million, including the write off of $2.5 million of deferred financing costs.

We expect cash generated from our operations and available cash and cash equivalents as of June 30, 2005 to be sufficient to fund our expansion plans described above, service our debt, and meet our working capital requirements for the near future. However, our ability to fund our operations, make planned capital expenditures and service our debt depends on our future operating performance and cash flow, which are in turn subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control. Additionally, unlike traditional corporations, we are prohibited by law from generating cash through an offering of equity securities and our ability to incur additional indebtedness is limited under the terms of the indenture governing the 2004 and 2005 senior notes.

We are highly leveraged and have significant interest payment requirements on our 2004 and 2005 senior notes. As such, limitations on our capital resources could force us to delay or abandon capital projects as well as the construction and development of new properties.

Contractual Obligations

The Company’s contractual obligations have changed materially from the disclosures in our 2004 Form 10-K as a result of the payment in full and termination of the Term Loan, elimination of the related sinking fund obligation and issuance of the 2005 senior notes.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

Reference is made to our 2004 Form 10-K for a complete discussion of the Company’s market risk. This market risk information has materially changed as a result of the payment in full and termination of the Term Loan, which resulted in the elimination of all the Company’s variable rate debt and related variable rate interest risk.

Regulation

Our operations are regulated by Nation laws, the Compact and federal statutes, most notably the Indian Gaming Regulatory Act, or IGRA. Several bills have been proposed during the current and recent sessions of U.S. Congress that could affect Indian gaming. Notably, though its proposed legislation has yet to be presented to Congress, the Policies and Procedures Subproject of the Bureau of Indian Affairs has proposed sweeping changes to the federal laws concerning Indians. Certain of such bills, if enacted, could impair the ability of the Nation and SGC to expand its gaming operations and adversely impact the future growth of the Nation’s revenue base. In addition, from time to time, various government officials have proposed taxing Indian casino gaming or otherwise limiting or restricting the conduct of gaming operations by Indian tribes. Senator John McCain, Chairman of the Senate Indian Affairs Committee, has held a couple of hearings regarding possible amendments to the IGRA. As it relates particularly to off-reservation gaming, there have been several Congressional hearings held by both the Seneca Indian Affairs Committee and the House Resources Committee. House Resources Committee Chairman Richard Pombo has circulated a draft bill, which has not been introduced, to amend the IGRA to restrict off-reservation gaming activities by tribes. If Congress were to enact comprehensive amendments to IGRA, such legislation could have a material adverse effect on the operations of SGC. In addition, under federal law, gaming on the Nation’s lands may be dependent upon the permissibility under New York law of certain forms of gaming or similar activities. If New York State were to make various forms of gaming illegal or against public policy (or the courts were to rule similarly), or otherwise to take a legal position adverse to the Compact or any of its provisions, such actions could have a material adverse effect on the ability of our casinos to conduct their gaming operations as currently conducted. Moreover, a 1996 U.S. Supreme Court decision may permit a state to avoid or refuse to negotiate amendments to existing compacts such as the Compact.

New Accounting Pronouncements

There are no accounting standards that have not yet been adopted which are expected to have a material impact on our financial reporting.

Item 4.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, Chief Financial Officer and Senior Vice President of Finance and Administration, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, have inherent limitations due to cost issues, the possibility of human error, judgments and assumptions regarding the likelihood of future events, and the circumvention and overriding of the controls and procedures. Accordingly, even effective disclosure of controls and procedures can provide only reasonable assurance of achieving the desired control objectives.

The Company’s management, under the supervision and with participation of our President and Chief Executive Officer, Chief Financial Officer and Senior Vice President of Finance and Administration has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our President and Chief Executive Officer, Chief Financial Officer and Senior Vice President of Finance and Administration have concluded that the design and operation of our disclosure controls and procedures as of June 30, 2005 provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15 or 15d-15 or otherwise that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1.                                        Legal Proceedings

The Compact authorizes the Nation to use funds appropriated under the Seneca Nation Land Claims Settlement Act, or SNLCSA, to acquire parcels of land in Niagara Falls and Erie County for gaming purposes, which land may then be placed in restricted fee status. As previously determined by the U.S. Secretary of the Interior, the Nation possesses jurisdiction over lands placed into restricted fee status pursuant to SNLCSA, and such lands constitute gaming eligible Indian lands as defined by the Indian Gaming Regulatory Act, or IGRA.  In May 2005, a petition was filed by Daniel T. Warren before the National Indian Gaming Commission claiming that the land acquired by the Nation in Niagara Falls and proposed to be acquired in Erie County do not fall within the “discretionary grant” or “settlement lands” exemptions to the IGRA prohibition of Class III gaming on Indian land and requesting that gaming on such lands be declared illegal. While the Nation believes that this petition is without merit, there can be no assurance that the petitioner’s claim will not be granted.

Item 2.                                        Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.                                        Defaults Upon Senior Securities

Not applicable.

Item 4.                                        Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.                                        Other Information

On August 15, 2005, John Pasqualoni, our President and Chief Executive Officer, commenced temporary medical leave of absence.  Mr. Pasqualoni is expected to return to his duties within the next two months. During Mr. Pasqualoni’s absence, the board of directors of SGC has designated Joseph A. D’Amato, our Senior Vice President, Finance and Administration, as officer in charge of our operations and to assume responsibilities and perform the functions of Mr. Pasqualoni.

Item 6.                                        Exhibits

(a)                                  Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S-K):

Exhibit No.		Exhibits

1.1	*

Purchase Agreement, dated May 18, 2005, by and among SGC, the Guarantors as defined therein and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities LLC and Wells Fargo Securities, LLC, as the Initial Purchasers.

4.1	*

Supplemental Indenture, dated as of May 23, 2005, to the Indenture, dated as of May 5, 2004, among SGC, the Guarantors as defined therein and Wells Fargo Bank, National Association, as Trustee, relating to our $200,000,000 principal amount of

7¼% Senior Notes due 2012, Series B (including form of note).

4.2	*

Registration Rights Agreement, dated as of May 23, 2005, among SGC, the Guarantors party thereto and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities LLC and Wells Fargo Securities, LLC, as the Initial Purchasers.

4.3	*

Amendment No. 1, dated May 23, 2005, to Nation Agreement, dated May 5, 2004, between Seneca Nation of Indians, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bank of America Securities LLC and Wells Fargo Securities, LLC, collectively as the Initial Purchasers, and Wells Fargo Bank, National Association, as Trustee.

10.1

Term Loan Termination Agreement, dated as of May 9, 2005, between Freemantle Limited, as Lender, and SNFGC, as Borrower (incorporated by reference to Exhibit 10.1 to SGC’s Current Report on Form 8-K filed with the SEC on May 10, 2005).

10.2

Letter Agreement, dated June 29, 2005, for Mutual Termination of the Agreement dated September 1, 2004 between SNFGC, as Owner, and Klewin Building Company, Inc., as Design/Builder (for Seneca Allegany Casino Hotel and Casino) (incorporated by reference to Exhibit 10.2 to SGC’s Current Report on Form 8-K filed with the SEC on July 17, 2005).

10.3

Construction Management Agreement, dated as of July 14, 2005, between Seneca Construction Management Corporation, as Construction Manager, and STGC, as Owner (for Seneca Allegany Casino Phase II Hotel and Casino) (incorporated by reference to Exhibit 10.1 to SGC’s Current Report on Form 8-K filed with the SEC on July 17, 2005).

31.1	*

Certification of Joseph A. D’Amato, Principal Financial Officer (and presently also performing the function of Principal Executive Officer during the temporary medical leave of absence of John Pasqualoni), pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1	*

Certification of Joseph A. D’Amato, Principal Financial Officer (and presently also performing the function of Chief Executive Officer during the temporary medical leave of absence of John Pasqualoni), pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.

*                   Filed herewith.

SIGNATURES

SENECA GAMING CORPORATION

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated August 15, 2005

/s/ Joseph A. D’Amato
Joseph A. D’Amato
Senior Vice President, Finance and Administration
(Principal Financial and Accounting Officer)

/s/ Annette M. Smith
Annette M. Smith
Chief Financial Officer