Form 10-K
period 2005-09-30
Seneca Gaming Corp
filed 2005-12-29
CIK 1296785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes  ☒  No  ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes  ☐  No  ☒

The registrant is a wholly-owned governmental instrumentality of the Seneca Nation of Indians.

DOCUMENTS INCORPORATED BY REFERENCE:  None

SENECA GAMING CORPORATION

Form 10-K

Table of Contents

PART I

Item 1.	Business
Item 1A.	Risk Factors
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III

Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services

PART IV

Item 15.	Exhibits and Financial Statement Schedules
Signatures

i

FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995.  The words, believe, anticipate, expect, estimate, intend, plan, project, will be, will continue, will likely result, and similar expressions, as they relate to us or our management, indicate forward-looking statements.  Similarly, statements that describe our plans, business, strategy or goals are all forward-looking statements.  These forward-looking statements are subject to numerous risks, uncertainties and other factors that could cause actual results, performance or achievements to differ materially from those expressed in or implied by these forward-looking statements.

Factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by these forward looking statements include, but are not limited to, the risk factors set forth in Item 1A. of this Annual Report. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date of this filing.

We assume no obligation to update these forward-looking statements.

AVAILABLE INFORMATION

We make available, free of charge, through our internet website, www.senecagamingcorporation.com, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report.

ii

PART I

Item 1.   Business

Except as otherwise indicated by the context, in this Annual Report on Form 10-K, or this Annual Report, we refer to (1) Seneca Gaming Corporation as “SGC” or “the Company,” (2) Seneca Niagara Falls Gaming Corporation, a wholly owned subsidiary of SGC, as “SNFGC,” (3) Seneca Territory Gaming Corporation, a wholly owned subsidiary of SGC, as “STGC,” (4) Seneca Erie Gaming Corporation, a wholly owned subsidiary of SGC, as “SEGC,” (5) the Seneca Nation of Indians of New York, as “Nation” or “Seneca Nation of Indians,” and (6) SGC, SNFGC, STGC, and SEGC, collectively, as “we,” “our,” “ours” and “us.”  SNFGC, STGC and SEGC are sometimes collectively referred to as the “Guarantors.”

Overview

SGC is wholly owned by the Nation and chartered to manage all of the Nation’s Class III gaming operations. SGC was chartered by the Nation in August 2002. In August 2002, the Nation entered into the Compact with New York State that provides the Nation with the right to establish and operate three Class III gaming facilities in Western New York. We currently operate Seneca Niagara Casino, which is located in the City of Niagara Falls, New York (Niagara Territory), approximately 20 miles north of Buffalo, and Seneca Allegany Casino, which is located in the City of Salamanca, New York (Allegany Territory), approximately 75 miles from Erie, Pennsylvania. Seneca Niagara Casino and Seneca Allegany Casino opened on December 31, 2002 and May 1, 2004, respectively. Our two casinos are located on land held in restricted fee by the United States, which, together with the rights under the Compact, allows us to conduct Class III gaming operations in New York State and are the only gaming facilities in New York State to offer both Class III slot machines and table games.

As of September 30, 2005, Seneca Niagara Casino featured over 97,000 square feet of gaming space, with 3,272 slot machines and 79 table games and Seneca Allegany Casino featured over 55,000 square feet of gaming space with 1,955 slot machines and 24 table games. As of September 30, 2005, we had over 942,000 members in the Seneca Link Player’s Card database with an average of approximately 30,000 new members joining per month for the prior twelve months. As of September 30, 2005, approximately 32% of the Seneca Link Player’s Card members lived in the Buffalo-Niagara area and the City of Rochester, and approximately 18%, 17% and 17% lived in Pennsylvania, Ohio and other areas of New York, respectively. For the twelve months ended September 30, 2005, we generated consolidated net revenue of $449.2 million and net income of $45.6 million.

Factors contributing to our success include:

•           since their openings, our ability to successfully market Seneca Niagara Casino and Seneca Allegany Casino to our primary and secondary target markets;

•           our ability to enroll over 942,000 patrons in our cross-property Seneca Link Player’s Card program, which has increased our ability to use effective direct mail and targeted marketing programs to establish patron loyalty to the Seneca brand at a profitable level;

•           our mix of slot machines, which we believe is superior to our competition and includes the latest product introductions by leading United States and international slot manufacturers;

•           our use of current information technology, including “ticket-in/ticket-out” slot machines, automated jackpot payment machines, electronic slot bonusing and database programs to increase operating efficiencies;

•           our ability to operate at a high margin, which we achieve through the careful monitoring and control of labor costs and the effective use of our marketing and advertising expenditures;

•           our continued expansion at and reinvestment in Seneca Niagara Casino and Seneca Allegany Casino; and

•           our experienced senior management team, which has over 100 years of combined gaming experience.

Under the Compact, the Nation has the exclusive right to establish and operate a third Class III gaming facility in Erie County, New York.  For further discussion of the Erie County gaming facility, see “— Seneca Erie Casino” and “Item 2. Properties.”

Seneca Niagara Casino

Seneca Niagara Casino is located on approximately 24 acres on the Nation’s Territory in the City of Niagara Falls, New York, and offers gaming, entertainment and related amenities occupying, as of September 30, 2005, approximately 126,490 square feet in total, with over 97,000 square feet of gaming space.  See “—Seneca Niagara Casino Expansion” below regarding additional gaming space which opened on December 15, 2005.  Seneca Niagara Casino is open 24 hours per day, seven days per week and is our flagship gaming facility. We opened Seneca Niagara Casino on December 31, 2002 after 100 days of extensive remodeling and renovation of the former Niagara Falls Convention and Civic Center. The initial capital invested to open the Seneca Niagara Casino was approximately $95.2 million. Since opening, Seneca Niagara Casino has achieved strong financial and operating results, attracting approximately 15.3 million patrons through September 30, 2005. For the twelve months ended September 30, 2005, Seneca Niagara Casino generated net revenue of $306.0 million and net income of $27.7 million.

As of September 30, 2005, Seneca Niagara Casino featured:

•           over 97,000 square feet of Class III gaming space with 3,272 slot machines, 79 table games, including blackjack, craps and roulette, and keno;

•           a 2,300-space parking garage, with 11 bus bays;

•           additional surface parking for over 600 vehicles;

•           the Bear’s Den, a 468-seat theater;

•           the Thunder Falls Buffet, a 400-seat international buffet;

•           Morrie’s Place, a casual restaurant with approximately 200 seats;

•           the Western Door, a steakhouse with approximately 175 dining seats and a 42-seat bar and lounge area; and

•           two snack bars.

Seneca Niagara Casino is conveniently located approximately 20 miles north of Buffalo and approximately 90 miles west of Rochester. Our primary market includes the cities of Buffalo and Niagara Falls and covers the area in the United States within an estimated 50 miles of Seneca Niagara Casino.  According to a demographic report prepared by Claritas Inc., a marketing information resources company, in 2003 this area had an adult population of approximately 895,000 and an estimated mean annual household income of more than $55,000. Our secondary market includes the City of Rochester and covers the area in the United States within an estimated 51 to 100 miles of Seneca Niagara Casino.  According to the Claritas demographic report, in 2003 this area had an adult population of approximately 1.6 million and an estimated mean annual household income of more than $57,000. This property’s outer markets include Erie, Pennsylvania, Ohio, other areas of New York and Toronto. In addition, Niagara Falls is a major tourist destination.  According to the City of Niagara Falls, New York, Niagara Falls attracts an estimated 12.0 million visitors to the area annually.

We believe several competitive factors contribute to our current success, including:

•           an underserved local market with limited gaming and entertainment options;

•           a favorable demographic mix;

•           limited competition; and

•           easy access by major interstate highways.

Accommodations.    As of September 30, 2005, Seneca Niagara Casino relied on independently owned local hotels to provide accommodations to its patrons. Since Seneca Niagara Casino did not own any overnight accommodations as of September 30, 2005, we were not able to offer our patrons high-quality lodging amenities and did not aggressively market to any patron segment requiring overnight stays.  Since the first 10 floors of the luxury hotel are scheduled to officially open on December 30, 2005 (an unofficial opening having occurred on December 15, 2005), we have commenced marketing to patrons with higher gaming budgets.

Food and Beverage Facilities.    As of September 30, 2005, Seneca Niagara Casino featured three restaurants, Western Door, Morrie’s Place and Thunder Falls Buffet, and two snack bars. The Western Door is a steakhouse and seats approximately 175 patrons in the dining room with an additional 42 seats in the bar and lounge.  The Thunder Falls Buffet offers an extensive international selection at a buffet style restaurant and seats approximately 400 patrons.  Morrie’s Place, which provided casual dining and seated approximately 200 patrons, was closed in October 2005, renovated and reopened as Hush, an upscale ultralounge/nightclub, on December 15, 2005.  Due to the quality of our restaurants and the success of our business, the Western Door and the Thunder Falls Buffet are popular local dining venues and are often at full capacity.  See “—Seneca Niagara Casino Expansion” below regarding four additional restaurants, one of which opened on December 15, 2005 and two of which are scheduled to open on December 30, 2005.

The easy accessibility of the food and beverage facilities from the casino floor, particularly at the two snack bars, is designed to encourage gaming patrons to spend longer periods of time at the casino, thereby extending the time spent gaming and enhancing gaming revenue.  As of September 30, 2005, Seneca Niagara Casino also had two bars, Club 101 located at the center of the gaming floor and the Keno bar adjacent to the Keno lounge.   As noted above, we opened Hush, an upscale ultralounge/nightclub, on December 15, 2005.

For the twelve months ended September 30, 2005, food and beverage sales accounted for approximately 8.7% of our gross revenue.

Entertainment Facility.    Seneca Niagara Casino’s 468-seat, 5,432 square foot theater, the Bear’s Den, presents live musical, comedy and theatrical entertainment. Since it opened, the Bear’s Den has hosted a wide range of headline acts, including Sinbad, the Greg Allman Band, Lou Gramm, Sheena Easton, Kool & the Gang, and Cyndi Lauper.  In addition to the Bear’s Den, Seneca Niagara Casino provides nightly entertainment in the center of the gaming floor atop Club 101.

Retail.    Seneca Niagara Casino features three retail shops offering a wide variety of merchandise. The Logo Shop offers official Seneca Niagara Casino merchandise, as well as a wide selection of affordable gifts. The Eight Clans Gift Shop features authentic Native American items, including Native American jewelry, Native American style blankets and bags, soapstone sculptures and sweet grass baskets. The Players Club Store offers a variety of products and merchandise at various price ranges, including state-of-the-art and high-end merchandise such as electronics, golf clubs, cameras and diamond jewelry. It is used to support our Seneca Link Player’s Card rewards program.  See “— Seneca Niagara Casino Expansion” below regarding three additional retail shops, two of which opened on December 15, 2005 and one of which is scheduled to open on December 30, 2005.

Parking and Transportation Facilities.   Since most of Seneca Niagara Casino’s patrons arrive at Seneca Niagara Casino by automobile, we provide ample space for parking and we have approximately 2,900 parking spaces, including a new 2,300-space parking garage which was completed in March 2004. Seneca Niagara Casino provides all valet and guest parking free of charge. We believe our parking facilities are adequate to service the parking needs of our patrons. Seneca Niagara Casino also has 11 bus bays and a bus program that has accounted for approximately 600 patrons per day to Seneca Niagara Casino during fiscal 2005.

Seneca Niagara Casino Expansion

Based on Seneca Niagara Casino’s financial performance, growing patron base and market penetration in Ohio and Pennsylvania as well as the regions of New York beyond the Buffalo-Niagara area, we believe that there is considerable opportunity to expand our facilities. We believe there is substantial demand within our primary and secondary markets that remains largely untapped due to the limited amenities and constraints of our existing facility as well as the lack of hotel options in the immediate area for overnight guests. In order to take advantage of this opportunity, we are:

•           constructing a new luxury hotel connected to the existing Seneca Niagara Casino featuring:

•                  604 rooms, including 118 suites of various sizes, with the first 10 floors scheduled to officially open on December 30, 2005 and the remaining floors scheduled to open by March 31, 2005;

•                  35,000 square feet of additional gaming space featuring approximately 950 slot machines and 33 table games (12 of which were relocated from the existing gaming areas), which additional gaming space opened on December 15, 2005;

•                  a full-service luxury spa and salon;

•                  a 25,200 square-foot multi-purpose room and an additional 8,000 square feet of conference and banquet space, all scheduled to open on December 31, 2005;

•                  two specialty restaurants, a 24-hour casual dining restaurant and a deli, with one specialty restaurant having opened on December 27, 2005, the casual dining restaurant having opened on December 23, 2005,  and the deli having opened on December 15, 2005; and

•                  approximately 2,300 square feet of retail space for three stores, with two stores having opened on December 15, 2005 and one scheduled to open on December 30, 2005.

•           continuing to move forward with the acquisition of the remaining approximate 24 acres of the approximate 50 acres in the City of Niagara Falls, New York, designated by New York State under the Compact for ownership by the Nation.

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

The New Seneca Niagara Casino Luxury Hotel

We aim to accommodate growing demand and to leverage our position as the premier gaming facility in Western New York by significantly expanding our portfolio of gaming, leisure and entertainment offerings, and amenities. The major components of the expansion include the following:

•           a hotel with 604 rooms, including 118 suites of various sizes, with the first 10 floors scheduled to officially open on December 30, 2005 and the remaining floors scheduled to open by March 31, 2005;

•           35,000 square feet of additional gaming space featuring approximately 950 slot machines and 33 table games (12 of which were relocated from the existing gaming areas), which additional gaming space opened on December 15, 2005;

•           a full-service luxury spa and salon;

•           a 25,200 square-foot multi-purpose room and an additional 8,000 square feet of conference and banquet space, all scheduled to open on December 31, 2005;

•           two specialty restaurants, a 24-hour casual dining restaurant and a deli, with one specialty restaurant having opened on December 27, 2005, the casual dining restaurant having opened on December 23, 2005, and the deli having opened on December 15, 2005; and

•           approximately 2,300 square feet of retail space, with two stores having opened on December 15, 2005 and one scheduled to open on December 30, 2005.

Rooms.    Our luxury hotel will feature 486 standard rooms and 118 suites. A standard room will be approximately 450 square feet in size. The suites will range in size from about 700 square feet to 1,850 square feet.

Meeting and Conference Space; Multi-purpose Room.    After completion of the luxury hotel, we plan to leverage Seneca Niagara Casino’s enhanced accommodations and entertainment products to attract convention and group meeting business on a larger scale. To that end, the luxury hotel will offer a 25,200 square foot multi-purpose room and an additional 8,000 square feet of conference and banquet space. The multi-purpose room will seat up to 2,250 at concerts and hold up to 150 trade show booths. We expect that increased convention and group meeting business will constitute a significant source of our future visitor growth.

Full-Service Luxury Spa.    An 18,000 square foot full-service luxury spa will be a part of the new luxury hotel. The luxury spa will offer a range of services, including massage treatments, facials and wraps, as well as saunas, a swimming pool, an exercise room and a salon.

Dining and Other Amenities.    The luxury hotel will also feature a 244-seat, 24-hour coffee shop, two fine dining specialty restaurants, offering Italian and Asian cuisine, a deli, 24-hour room service and a variety of retail shops.

Design and Construction.    In October 2003, we entered into a guaranteed maximum price contract covering all major elements of the design and construction of the luxury hotel with Klewin Building Company, or Klewin, as construction manager responsible for contract procurement, daily oversight and adherence to the expansion project schedule and budget. On August 30, 2005, the board of directors of SNFGC authorized the termination of the design/build construction contract with Klewin after receiving notice by Klewin on August 29, 2005 that, effective August 30, 2005, it was terminating the employment of all of its workforce connected with the Seneca Niagara Casino expansion project, resulting in Klewin effectively abandoning the expansion project.

Prior to authorizing the termination of Klewin, on August 24, 2005, SNFGC filed a complaint against Klewin and BankNorth, as joint defendants, in the Superior Court for the Judicial District of New London, Connecticut, in connection with approximately $14.6 million that was paid by SNFGC into an account with BankNorth maintained by Klewin principally for the benefit of the subcontractors, including the architect, on the Seneca Niagara Casino expansion project (approximately $11.25 million was for the benefit of such subcontractors on the Seneca Niagara Casino expansion project and substantially all of the balance was for the benefit of subcontractors on the Seneca Allegany Casino expansion projects). The account was subsequently “swept” by BankNorth, and, as a result, substantially all of the subcontractors who were entitled to the approximate $14.6 million wired by

SNFGC to Klewin for the benefit of such subcontractors were not paid by Klewin, and this non-payment provided another ground for termination of Klewin.  We have advanced approximately $900,000 to the architect and approximately $13.7 million to Seneca Construction Management Company, or SCMC, and SCMC has paid such $13.7 million to the remaining unpaid subcontractors in exchange for assignments by the architect to us and by such remaining subcontractors to SCMC (and then by SCMC to us) of their respective claims against Klewin.  Although we are vigorously seeking recovery through legal proceedings, we can provide no assurance that we will be able to recover from Klewin all or any portion of the approximate $14.6 million.  As a result, we have recorded a $13.3 million charge to earnings relating to amounts unrecovered as of September 30, 2005, net of approximately $1.3 million of management fees and other amounts otherwise due Klewin.  On September 14, 2005, Klewin filed an Application for Immediate Temporary Injunction seeking a temporary injunction prohibiting us from using design and construction documents and appropriating Klewin employees.  Klewin has also asserted counterclaims alleging, among other matters, tortious interference with their business.  On November 30, 2005, the Court granted our motion to dismiss Klewin’s counterclaims and Application for Immediate Temporary Injunction.  Klewin has filed an appeal.  BankNorth has also asserted counterclaims.  We have filed a new action against BankNorth.  Reference is made to “Legal Proceedings” for further discussion regarding this litigation with Klewin.

In connection with the termination of the luxury hotel design/build construction contract, the board of directors of SNFGC authorized senior management to commence discussions with SCMC to enter into a definitive agreement to complete the Seneca Niagara Casino expansion project.  The board of directors also authorized SNFGC to immediately engage SCMC to manage the Seneca Niagara Casino expansion project while such definitive agreement is negotiated and finalized.

We had previously expected the total cost of constructing and equipping our 604-room luxury hotel to be approximately $200.0 million, which included $153.0 million in construction costs under the guaranteed maximum fixed price design/build construction contract with Klewin, and approximately $47.0 million for furniture, fixtures and equipment. Prior to our filing the complaint against Klewin, Klewin orally advised us that construction costs could exceed the guaranteed maximum contract sum of $153.0 million. We currently expect that the total cost of constructing and equipping the luxury hotel will be from $235.0 million to $240.0 million, including construction costs of from $177.0 million to $180.0 million.

We began construction of the luxury hotel on May 18, 2004, will open substantially all public areas and the first 10 floors of rooms on or before December 30, 2005, and expect to complete the project by March 31, 2006. Although there can be no assurance in part because of the Klewin litigation, we do not currently anticipate that the termination of the luxury hotel design/build construction contract with Klewin and the related litigation will materially adversely affect our ability to complete construction of the Seneca Niagara Casino expansion project on schedule.

Additionally, we plan on acquiring the remaining approximate 24 acres of the approximate 50 acres in the City of Niagara Falls, New York, designated by New York State under the Compact for ownership by the Nation.  Although we continue to attempt to acquire this land from property owners and, as of December 28, 2005, have acquired an additional approximate two acres (reducing the remaining acreage from 26 to 24 acres), condemnation proceedings by New York State are moving forward.  Reference is made to “Risk Factors—We may not be able to acquire the remaining approximate 24 acres of the approximate 50 acres in the City of Niagara Falls, New York, designated by New York State under the Compact for ownership by the Nation” for additional related information.

Seneca Allegany Casino

Seneca Allegany Casino, our second Class III gaming facility, opened on May 1, 2004. Seneca Allegany Casino is located on the Nation’s Territory in the City of Salamanca, New York. Seneca Allegany Casino offers Class III gaming, entertainment and related amenities, occupying approximately 120,460 square feet in total, with over 55,000 square feet of gaming space. The primary market for this casino has been the area within 75 miles of Seneca Allegany Casino, which includes Erie, Pennsylvania, and the secondary market has been the area within 75 to 175 miles of Seneca Allegany Casino, which includes Cleveland and Akron, Ohio and Pittsburgh, Pennsylvania. Seneca Allegany Casino caters primarily to middle-market, drive-in patrons from the surrounding area and is open 24 hours per day, seven days per week. For the twelve months ended September 30, 2005, Seneca Allegany Casino generated net revenue of $143.2 million and net income of $34.7 million.

The cost to develop and open Seneca Allegany Casino was funded entirely from Seneca Niagara Casino’s free cash flow in the form of inter-company loans from SGC.

As of September 30, 2005, Seneca Allegany Casino featured:

•           over 55,000 square feet of gaming space with 1,955 slot machines and 24 table games, including blackjack, craps and roulette;

•           a parking garage for approximately 1,850 vehicles;

•           surface parking for approximately 1,830 vehicles;

•           the Thunder Mountain Buffet, an international buffet; and

•           a snack bar, retail store and bar and lounge.

Seneca Allegany Casino Expansion

In July 2005, we opened our 1,850-space parking garage and we are constructing a 220-room hotel and casino at Seneca Allegany Casino. We expect to open all public areas and the first few floors of this hotel and casino in October 2006 and to complete the project by the end of December 2006.  We currently expect the total cost to complete this expansion project, including the $31.0 million cost of the recently opened parking garage and the cost of furniture, fixtures and equipment, will be from $187.0 million to $198.0 million.  The increase in the original $185.0 million expected total cost for this expansion project is principally attributable to several design changes requested by STGC and the delay in this project caused by such changes, and foundation work being done in anticipation of a possible second hotel tower.  By adding the 1,850-space covered parking structure with an enclosed connector into the facility and the 220-room hotel and casino, we expect to create a first-class gaming experience for our customers and maintain a strong competitive position against potential future competition.  We expect to continue to fund this expansion project primarily from cash flow of Seneca Allegany Casino and the balance from borrowings from SGC.  As of September 30, 2005, we have spent approximately $47.8 million on this expansion.

Also in July 2005, we reached a mutual agreement with Klewin (although Klewin is now alleging that they entered into this agreement under duress), the then construction manager for the Seneca Allegany Casino expansion project, to terminate the design/construction agreement entered into by STGC and Klewin on September 1, 2004 for the construction of the hotel and casino.  In connection with the termination of the agreement, on July 14, 2005, STGC entered into a construction management agreement with SCMC to manage the construction of the hotel and casino at Seneca Allegany Casino.

Seneca Buffalo Creek Casino

In addition to Seneca Niagara Casino and Seneca Allegany Casino, the Nation has the exclusive right to construct our third Class III gaming facility in Erie County, New York. This new Class III gaming facility, which we refer to as Seneca Buffalo Creek Casino, is expected to cater primarily to the local market in Buffalo and its suburbs. We initially sought to purchase approximately 57.1 acres of property for this facility near the Buffalo-Niagara International Airport in Cheektowaga, New York, or the Cheektowaga Site. As a result of litigation in connection with our proposed purchase of the Cheektowaga Site and the time deadlines set forth in the Compact and referenced below, on October 3, 2005 the Nation acquired approximately nine acres of land in the historic waterfront district of downtown Buffalo.  We commenced construction of our Erie County gaming facility on those nine acres, constituting the Nation’s Buffalo Creek Territory, on December 8, 2005.  Buffalo Creek Casino is expected to initially feature:

•           1900 to 2200 slot machines;

•           30 to 50 table games;

•           a specialty restaurant;

•           a 24-hour casual dining restaurant;

•           a nightclub;

•           retail stores; and

•           a 2500-space parking garage.

The Nation’s exclusive right under the Compact with New York State to establish and operate a Class III gaming facility in Erie County, New York, could have terminated if the Nation had failed to commence construction of a Class III gaming facility in Erie County by December 9, 2005 (and we note that we commenced construction on December 8, 2005) and may terminate if the Nation fails to commence Class III gaming operations in Erie County by December 9, 2007. We expect to open the Buffalo Creek Casino by the December 9, 2007 deadline.  The timing of the opening of Seneca Buffalo Creek Casino will depend on various factors.  In the event that we are able to open a casino in Erie County, this casino will be owned and operated by SEGC. We intend to operate Seneca Buffalo Creek Casino in a manner that will complement both Seneca Niagara Casino and Seneca Allegany Casino.

Recent Developments Affecting Our Class II Operations

On November 2, 2004, the Nation held an election for its three Executive Branch officers, the President (Chief Executive Officer), Treasurer (Chief Financial Officer) and the Clerk, and 8 of the 16 members of its legislative branch, or the Council. As part of the initial actions taken by the new government at its first Council meeting on November 13, 2004, it appointed a Class II Management Committee to develop policies and procedures to govern the Nation’s Class II Facilities located on its Allegany Territory, which include our operation of the Seneca Allegany Class II Facility. The November 13, 2004 resolutions further provide that all revenues generated by the Nation’s Class II Facilities shall be transferred directly to the Nation instead of to us. Through subsequent discussions with executive officers of the Nation, we were informed that, notwithstanding the foregoing resolutions, the Council wanted the Seneca Allegany Class II Facility transferred to the Nation as of January 1, 2005. We were subsequently informed by the Tribal Executives that these resolutions were intended to include the transfer of all Class II operations back to the Nation, which include our poker operations at the Seneca Niagara Casino and Seneca Allegany Casino.

As of January 1, 2005, we transferred Seneca Allegany Class II operations to the Nation. We opened the Seneca Allegany Class II Facility on May 1, 2004. Prior to the transfer of our Seneca Allegany Class II operations, we invested approximately $2.4 million in renovating and upgrading the Seneca Allegany Class II Facility and we received approximately $3.9 million of net revenue from this facility.  Since the transfer of the Class II assets was made at net book value, no gain or loss was recorded on the disposition.

The transfer of the Class II operations as of January 1, 2005 is consistent with our understanding of Council’s intent that we manage and operate the Nation’s Class III operations and that Council directly manages and operates the Nation’s Class II operations as it has historically done.

Business and Marketing Strategy

Our strategy is to further expand and develop Seneca Niagara Casino and Seneca Allegany Casino and to establish an additional Class III gaming facility on the Nation’s Buffalo Creek Territory. We believe this strategy will enable us to maintain our position as the premier gaming operator in the region including New York, Pennsylvania and Ohio. We intend for all of our gaming facilities to provide a high-quality and diverse gaming experience that we believe will add to our patron base and strengthen patron loyalty in each segment of the gaming market. In order to maximize our income from operations, we will coordinate our advertising, promotions, entertainment and special events to minimize competition among our gaming facilities, and also integrate our administrative and information technology functions. We will continue to brand the Seneca name through advertising and promotion of our Seneca Link Player’s Card, which is accepted at all of our facilities.

The key components of our integrated marketing plan include the following:

•           Promote the Seneca Brand Name.    The successful opening and operation of Seneca Niagara Casino and Seneca Allegany Casino has established Seneca as a leading gaming brand in the region, including New York, Pennsylvania and Ohio. We plan to capitalize on this brand recognition by prominently incorporating the Seneca name at all of our gaming and entertainment facilities.

•           Incorporate the Seneca Link Player’s Card.    Until April 30, 2004, we offered the Seneca Players Club rewards program to patrons of Seneca Niagara Casino to foster patron loyalty. With the opening of Seneca Allegany Casino on May 1, 2004, we replaced the Seneca Players Club with the Seneca Link Player’s Card, which is accepted at all of our gaming facilities. Patrons may use the Seneca Link Player’s Card to earn points at each of our gaming facilities and redeem these points at any Seneca casino. Our player’s card provides us with valuable information about our patrons and enables us to better understand their preferences in order to more effectively serve them at each of our gaming facilities. As of September 30, 2005, we had over 942,000 members in the Seneca Link Player’s Card database with an average of approximately 30,000 new members joining per month for the twelve months ended September 30, 2005.

•           Expand Target Markets and Patron Base.    We believe the completion of our planned luxury hotel at our Seneca Niagara Casino and the parking garage and hotel at our Seneca Allegany Casino will enable us to expand our marketing efforts to higher-value gaming patrons. We plan to substantially increase our marketing efforts in the region, including New York, Pennsylvania and Ohio, as well as Toronto. We intend to market to these areas by offering various promotions, including special events for preferred gaming patrons, motor coach tours and organized package group visits. We do not currently market aggressively to these areas because we do not offer certain types of amenities desirable to prospective patrons in these markets, such as overnight accommodations.

•           Offer Gaming Experience to Broadest Customer Base.    We intend to operate each of our gaming facilities in a manner that will be complementary. Seneca Niagara Casino will be our flagship resort property catering to mid to high value gaming patrons looking for a full service gaming resort destination. Seneca Allegany Casino targets and we believe

Seneca Buffalo Creek Casino will target mid-level gaming patrons with frequent visits.  Seneca Buffalo Creek Casino is expected to target the local Buffalo market and its suburbs.

•           Utilize an Integrated Marketing Strategy.    Our marketing strategy relies on an integrated approach of targeted direct mail, television, radio, print and outdoor advertising, promotions, slot and table tournaments, special events, bussing and entertainment, to attract and retain our patrons and to brand the Seneca name as the premier gaming and entertainment experience in Western New York. We coordinate our marketing events to maximize the quality and length of stay of patron visits and, in the future, to minimize competition among our gaming facilities. Our patron tracking system through the Seneca Link Player’s Card is sophisticated and scaleable and provides us with the ability to analyze our guests’ gaming preferences. Starting in May 2004, we began using a “promotional credit” program that provides slot credits to our patrons based on the amount of their gaming at our facilities. These credits are available on the patron’s Seneca Link Player’s Card when they return for visits. These credits must be played and cannot be redeemed for cash, which we believe will encourage repeat business.

•           Reinvest in and Expand our Gaming Facilities.    We believe our commitment to develop and reinvest in each of our gaming facilities is critical to our continued success and future growth. We intend to reinvest in and expand our gaming facilities to ensure their attractiveness to our patrons. To achieve maximum profitability we intend to continue to upgrade our slot machines with the most popular products in order to create a more exciting gaming experience for our patrons. We will also reinvest in technology, including slot machine “ticket-in/ticket-out” technology, automated ticket redemption machines, player tracking system enhancements and the development of a Seneca brand inter-property progressive link. Reinvestment in our gaming facilities will help to ensure that our patrons have an enjoyable entertainment experience.

•           Offer the Highest Quality Service.    We believe that we can distinguish our gaming facilities with consistent superior patron service, which is a fundamental component of our business and marketing strategy. We attribute our success at Seneca Niagara Casino to our employees’ ability to provide efficient and friendly service. We believe that patron care is integral to our continued success and we intend to provide the highest standard of service at each of our gaming facilities.

Seneca Niagara Casino, Seneca Allegany Casino and Surrounding Area

Market and Competition

Market.    Seneca Niagara Casino is conveniently located on the Nation’s Territory in the City of Niagara Falls, New York, approximately 20 miles north of Buffalo and approximately 90 miles west of Rochester. Our primary market includes the cities of Buffalo and Niagara Falls and covers the area in the United States within an estimated 50 miles of Seneca Niagara Casino. According to a demographic report prepared by Claritas Inc., a marketing information resources company, in 2003 this area had an adult population of approximately 895,000 and an estimated mean annual household income of more than $55,000.  Our secondary market includes the City of Rochester and covers the area in the United States within an estimated 51 to 100 miles of Seneca Niagara Casino.  According to the Claritas demographic report, in 2003 this area had an adult population of approximately 1.6 million and an estimated mean annual household income of more than $57,000. Our outer markets include Erie, Pennsylvania, Ohio, other areas of New York and Toronto. In addition, Niagara Falls is a major tourist destination.  According to the City of Niagara Falls, New York, Niagara Falls attracts an estimated 12.0 million visitors to the area annually. Seneca Allegany Casino is located immediately off Interstate 86. Since its opening in May 2004, the primary market for this casino has been the area within 75 miles of Seneca Allegany Casino, which includes Erie, Pennsylvania, and the secondary market has been the area within 75 to 175 miles of Seneca Allegany Casino, which includes Cleveland and Akron, Ohio and Pittsburgh, Pennsylvania. Seneca Allegany Casino caters primarily to middle-market, drive-in patrons from the surrounding area.  Seneca Buffalo Creek Casino is expected to be located in downtown Buffalo.  The primary market for this casino is expected to be downtown Buffalo and its suburbs.

As of September 30, 2005, we had over 942,000 members in the Seneca Link Player’s Card database, of which approximately 32% lived in the Buffalo-Niagara area and the City of Rochester. Approximately 18%, 17%, and 17% of the members in the Seneca Link Player’s Card database lived in Pennsylvania, Ohio and other areas of New York, respectively, as of September 30, 2005.

Competition.    The United States and Canadian gaming industries are highly regulated and the overall number of casino operations in the Northeast is limited. In recent years, there has been a trend to relax the legal restrictions on entry and to permit the development of additional gaming operations. Currently, there are two casino resorts, Casino Niagara and Niagara Fallsview Casino Resort, and two video gaming facilities, Finger Lakes Gaming and Racetrack and Buffalo Raceway, within the 100-mile radius that constitutes Seneca Niagara Casino’s immediate market. Batavia Downs is constructing an additional video gaming facility within Seneca Niagara Casino’s primary market and holds a license to operate VGMs. Buffalo Raceway, a racetrack facility within Seneca Allegany Casino’s primary market which offers approximately 1,000 VGMs is the only direct competition in this casino’s primary market. Existing gaming facilities within each of our casinos’ primary market area, as well as potentially new market entrants, have and will have a direct effect on our operations. In addition, casinos and gaming-related operations in the broader regional market may also affect us and may reduce our ability to draw patrons.

Canadian Competition.    Seneca Niagara Casino competes with Casino Niagara and Niagara Fallsview Casino Resort which are located in Niagara Falls, Ontario, and are both within two miles of Seneca Niagara Casino. Casino Niagara and Niagara Fallsview Casino Resort are owned and operated by the Province of Ontario and managed by the Hyatt-led Falls Management Company. Casino Niagara offers over 95,000 square feet of gaming space including more than 1,700 slot machines, 60 table games, three restaurants, and three bars. Niagara Fallsview Casino Resort opened in June 2004. Niagara Fallsview Casino Resort features 180,000 square feet of gaming space including approximately 3,000 slots, 150 table games, a 374-room Hyatt hotel, a spa and various restaurant and entertainment venues. To a lesser extent, we compete with Casino Rama, which is north of Toronto and approximately 150 miles north of Seneca Niagara Casino and is located on the Chippewas of Mnjikaning (Rama) First Nation’s Territory. Nordic Gaming Corporation also operates a racetrack and video gaming facility located in Fort Erie, Ontario. This facility features 1,200 VGMs and is located approximately 22 miles from Seneca Niagara Casino.

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

In 2001, eight racetracks in New York State were awarded licenses to operate VGMs. In January 2004, Sportsystems (now known as Delaware North Gaming & Entertainment) opened a 1,300 machine video gaming facility at Saratoga Raceway in Saratoga Springs, New York, approximately 325 miles and 340 miles from Seneca Niagara Casino and Seneca Allegany Casino, respectively. This video gaming facility made Saratoga the first racetrack to offer VGMs under the law enacted over two years ago. Shortly thereafter, in February 2004, Finger Lakes Gaming and Race Track in Farmington, New York, approximately 100 miles and 140 miles from Seneca Niagara Casino and Seneca Allegany Casino, respectively, operates over 1,000 VGMs in a video gaming facility. Buffalo Raceway in Hamburg, New York, approximately 30 miles and 50 miles from Seneca Niagara Casino and Seneca Allegany Casino, respectively, opened a 27,000 square foot gaming facility in March 2004 and offers nearly 1,000 VGMs. Monticello Raceway in Monticello, New York, approximately 325 miles and 280 miles from Seneca Niagara Casino and Seneca Allegany Casino, respectively, opened a gaming facility on June 30, 2004, with nearly 1,800 VGMs.

Batavia Downs, in Batavia, New York, approximately 50 miles from Seneca Niagara Casino, opened on May 18, 2005, with 586 VGMs. The New York Racing Association granted a right to operate VGMs at the Aqueduct racetrack in Queens, New York, approximately 450 miles from Seneca Niagara Casino. After suspending work on the 4,500 video gaming machine facility from August to December 2003, the project was scheduled for completion by mid-2005; however, as of the date of this prospectus, VGMs are not in operation at the Aqueduct racetrack. In August 2003, Vernon Downs Racetrack in Vernon, New York, approximately 200 miles from Seneca Niagara Casino, commenced construction on an 1,100 to 1,200 machine video gaming facility. Originally scheduled to open in November 2003, the video gaming facility has experienced multiple delays and the timing for opening remains uncertain. Yonkers Raceway near Manhattan is engaged in financing and development plans for additional video gaming facilities and intends to commence operations by mid to late 2005. In January 2004, the Governor of New York proposed allowing up to eight additional VGM venues in the state. These eight licenses would be awarded in a competitive bid process and could go to the state-owned Off-Track Betting Corporation or other operators. On July 7, 2004, the mid-level appellate court held that the New York State legislation authorizing VGMs was unconstitutional because a portion of the VGM revenue is used for horse-racing breeding funds and to increase track purses. Recently, in April of 2005, Governor Pataki signed a law providing race tracks with a larger share of proceeds from VGMs and extending VGM authorization through 2017. The new law addresses the mid-level appellate decision by omitting language providing payment to purses or breeding funds.

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

Other Regional Gaming Operations.    Foxwoods Resort Casino and the Mohegan Sun Casino are located in southeastern Connecticut (approximately 460 miles from Seneca Niagara Casino), operated by the Mashantucket Pequot Tribe of Connecticut and the Mohegan Indian Tribe of Connecticut, respectively. There are also numerous casinos in Atlantic City, New Jersey (approximately 480 miles from the Casino) and VGM gaming operations in West Virginia located approximately 250 to 300 miles from Seneca Niagara Casino.

In addition, on July 5, 2004, the governor of Pennsylvania signed a bill permitting up to an aggregate of 61,000 slot machines at 14 locations in Pennsylvania. The Pennsylvania legislation would permit up to 5,000 slot machines at proposed or existing racetracks, and 500 slot machines at two proposed resorts, respectively. These facilities could be located in Pittsburgh or Erie, Pennsylvania, which would be in the primary and secondary markets for Seneca Allegany Casino. We also face competition from non-gaming leisure activities and destinations.

If we are unable to compete successfully, our business, financial condition and results of operations could be materially adversely affected. For more detail on this risk, please see “Risk Factors—We compete with casinos, other forms of gaming and other resort properties. If we are unable to compete successfully, we may not be able to generate sufficient cash flow to fund our operations or service our debt.”

Class III Gaming Compact

The Nation’s Compact with New York State provides the Nation with the right to establish and operate three Class III gaming facilities in Western New York. The Compact grants the Nation the exclusive right to operate specifically defined gaming devices, including slot machines, within a 10,500 square-mile, geographic area in Western New York, beginning on Route 14, approximately 30 miles East of Rochester, and extending westerly throughout New York State. In exchange for this exclusivity, we pay exclusivity fees to New York State based on a percentage of the slot machine net drop (money dropped into the machines after payout but before our expenses). The exclusivity payment is 18% for the first four years, 22% for years 5-7, and 25% for the remainder of the term; the exclusivity payment to New York State was $57.1 million and $39.0 million for calendar year 2004 and 2003, respectively. If New York State breaches the exclusivity arrangement by, for example, allowing a person or entity to operate Class III slot machines within the zone of exclusivity, then the State forfeits the exclusivity fees as to Class III slot machines. The Compact allows New York State to permit the Tuscarora Indian Nation and the Tonawanda Band of Seneca Indians to obtain the right to include gaming devices in a compact without abrogating the exclusivity provisions of the Compact, so long as either tribe locates its proposed gaming facility either on its existing reservations or more than 25 miles from a Nation Gaming Facility. We do not believe that these tribes currently plan to open gaming facilities. The Compact provides that the Nation may acquire property and establish a gaming facility in the City of Niagara Falls within an approximately 50 acre area designated as land to be developed by the Nation. Seneca Niagara Casino is located on land within this designated area on lands held in restricted fee pursuant to the SNLCSA. The two additional Class III gaming facilities include the Seneca Allegany Casino on the Nation’s Allegany Territory, and a third facility in

Erie County.  The Nation’s exclusivity to establish a Class III gaming facility in Erie County could have expired on December 9, 2005, if we had not commenced construction of the facility by December 9, 2005 and may expire on December 9, 2007 if we fail to commence Class III Gaming operations by December 9, 2007. The Compact expires in December 2016 and may be renewed by the Nation for an additional seven-year period.

The Nation’s Other Gaming Operations

The Nation, through its wholly owned business enterprise, Seneca Gaming & Entertainment, operates two Class II gaming facilities located on the Nation’s Territory in the City of Salamanca and Irving, New York and the Class II poker operations at Seneca Niagara Casino and Seneca Allegany Casino. For the fiscal year ended September 30, 2004, (a) the Irving Class II facility generated $18.1 million in net revenue and income from operations of $11.9 million and (b) the Salamanca Class II facility generated $9.1 million in net revenue and income from operations of $6.7 million. Seneca Gaming & Entertainment is not a guarantor of the notes. From May 1, 2004 to December 31, 2004, we operated a Class II facility in the City of Salamanca, or the Seneca Allegany Class II Facility. We transferred the Seneca Allegany Class II Facility and our poker assets and operations to the Nation on January 1, 2005.

Employees

As of September 30, 2005, SGC employed 3,115 employees.  Of those, Seneca Niagara Casino employed 2,252 employees, including 956 casino staff, 598 food and beverage employees, 134 security staff, 453 administrative employees, 80 parking and transportation employees and a management team of 31, and Seneca Allegany Casino employed 863 employees, including 326 casino staff, 239 food and beverage employees, 69 security staff, 185 administrative employees, 40 parking and transportation employees and a management team of four.

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

Gaming Authority.  SGC’s gaming operations are subject to the supervision and regulation of the Seneca Gaming Authority, or SGA, which was established by Nation ordinance and is responsible for overseeing regulation of the Nation’s gaming operations. The Nation’s gaming ordinance which provides regulatory authority to SGA for the Nation’s Class III gaming was adopted on August 1, 2002, subsequently amended on November 16, 2002 and approved by the NIGC on November 26, 2002. The Nation amended this gaming ordinance to extend SGA’s regulatory authority to include jurisdiction over Class II gaming. This amendment was approved by the NIGC. The SGA consists of five commissioners selected by the Nation and is responsible for, among other things, monitoring and regulating the standards of operation and standards of management of all authorized Class III gaming, protecting the assets and integrity of casino operations, overseeing the casino’s security and surveillance, monitoring the compliance of the Nation’s gaming operations with external accounting and audit control procedures, and supervising the licensure of all employees and vendors of the Nation’s gaming operations. The SGA functions independently and autonomously from the Council in all matters within its purview. While the SGA is responsible for regulatory matters relating to the Nation’s gaming activities, SGC (or one of its subsidiary entities) is responsible for the day-to-day management and operation of the Nation’s Class III gaming activities.

The Nation.   The Seneca Nation of Indians is a federally recognized, self-governing Indian nation operating under a Constitution originally adopted in 1848 and most recently amended in 1993. The Nation’s current total enrollment population is approximately 7,400. The Seneca Nation is one of the Six Nations of the Iroquois Confederacy that consists of the Seneca, Cayuga, Onondaga, Oneida, Mohawk and Tuscarora nations. The members of the Nation originally lived in the area between the Genesee River and the Seneca Lake in the Finger Lakes region of New York. Today, the Seneca Nation holds title to five distinct Territories in Western New York State, including land in Niagara Falls and Buffalo and land set aside by the 1794 Treaty of Canandaigua: the Allegany, Cattaraugus and Oil Spring Territories. These three Territories designated by the Treaty encompass parts of four counties: the Allegany, Cattaraugus, Chautauqua, and Erie counties. The Oil Springs Territory is 640 acres, or one square mile, of land located 43 miles southeast of the Cattaraugus Territory and 24 miles east of the Allegany Territory. The Allegany Territory is composed of 31,097 acres and includes the City of Salamanca which is located within its territorial boundaries. The Cattaraugus Territory is 35 miles north of Allegany and encompasses 22,012 acres of land. In addition, approximately 24 acres of land (of the approximate 50 acre parcel identified in Appendix I of the Compact) in Niagara Falls and approximately nine acres of land in Erie County have been converted into restricted fee lands pursuant to the Seneca Nation Land Claims Settlement Act of 1990, or SNLCSA. By operation of federal law, these lands and other parcels that may be acquired in the future pursuant to the SNLCSA, whether in Niagara Falls or Erie County, are subject to restrictions against alienation, constitute Indian country subject to the jurisdiction of the Nation, and qualify as gaming eligible Indian lands pursuant to IGRA.

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

Regulation of the Nation, Seneca Gaming Corporation and its Subsidiaries

The conduct of all Class II and Class III gaming activities on Nation lands is subject to regulation by the Nation through its Gaming Ordinance and in accordance with the Compact between the Nation and New York State. See “Material Agreements—Nation-State Gaming Compact.” The federal government also oversees Indian gaming generally pursuant to IGRA and exercises regulatory oversight through the NIGC. The Department of Justice also possesses authority to enforce IGRA and the Gambling Devices Act, 15 U.S.C. § 1171-78, more commonly known as the Johnson Act. The following description of the regulatory environment in which gaming takes place and in which SGC and its subsidiaries operate is intended as a summary and is not a complete recitation of all relevant laws. Moreover, because the regulatory environment is dynamic and evolving, it is impossible to predict how certain provisions will ultimately be interpreted or applied or how they may affect SGC and its subsidiaries. Changes in such laws or regulations could, under certain circumstances, have a material adverse effect on the operations of SGC and its subsidiaries.

Seneca Nation Law and Legal Systems

Applicability of State and Federal Law.    The Nation is an Indian tribal government with certain sovereign powers. The Nation’s ability to enact its own laws and regulations to regulate gaming activities derives from the exercise of the Nation’s inherent sovereign powers, recognized by the United States in the 1794 Treaty of Canandaigua and in subsequent federal court opinions. It is the position of the United States, and federal courts have uniformly held, that Indian nations are subject to certain federal laws and certain state laws where federal law so prescribes. It is therefore possible that a federal agency with whose regulations the Nation may not be currently complying could object to such noncompliance. If an agency sought to enforce compliance, such agency action and any resultant federal court ruling could result in the disruption of construction and related activities of SGC which events would have a material adverse effect on our operations and financial results.

Waiver of Sovereign Immunity; Court Jurisdiction; Exhaustion of Tribal Remedies.    Indian nations enjoy sovereign immunity from unconsented suit similar to that of the states and the United States. An Indian nation and its wholly owned tribal entities, such as SGC and its subsidiaries, share in the Indian nation’s sovereign immunity, but may formally waive their sovereign immunity with respect to suits against them. The Nation and SGC, respectively, granted a limited waiver of sovereign immunity and consent to suit in connection with the senior notes issued by SGC in 2004 and 2005, including suits against SGC to enforce its obligation to repay the senior notes.  Courts have held waivers of sovereign immunity to be effective, if given explicitly with proper authorization.

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

The U.S. Supreme Court has held that, under certain circumstances, where a tribal court exists, the remedies and jurisdictional questions in that forum must first be exhausted before the claim can properly be heard by federal courts that would otherwise have jurisdiction. The Nation and SGC, respectively, consented to the jurisdiction of the federal and New York State courts in connection with any action by the trustee to enforce the senior notes and operative documents related thereto and agreed to waive the requirement of exhaustion of tribal court remedies. However, it is not clear that such a waiver would be effective. Generally, where a dispute as to the existence of jurisdiction in the tribal forum exists, the tribal court must first rule as to the limits of its own jurisdiction. In the event that a waiver of tribal court jurisdiction is held to be ineffective, the trustee and holders of the senior notes may be required to enforce their rights and remedies against the Nation or SGC in Nation court. In addition, unless the decisions of the Nation court violate some applicable state or federal law, there may be no effective right to appeal such decisions in state or federal court.

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

NIGC Regulations Implement Certain Provisions of IGRA. These regulations govern, among other things, the submission and approval of tribal gaming ordinances or resolutions, and require an Indian tribe to have the sole proprietary interest in and responsibility for the conduct of gaming activities. Pursuant to NIGC regulations, tribes are required to issue gaming licenses only under certain articulated standards, to conduct or commission financial audits of their gaming enterprises, to perform or commission background investigations of primary management officials and key employees and to maintain facilities in a manner that adequately protects the environment and the public health and safety. NIGC regulations also set forth a review procedure for tribal licensing of all gaming operation employees and require tribes to report certain specified information, including information derived from background investigations, to the NIGC.  On August 24, 2005, the United States District Court For The District of Columbia in Colorado River Indian Tribes vs. National Indian Gaming Commission, ruled “that the [IGRA] does not confer upon the NIGC the authority to issue or enforce [minimum internal control standards] for Class III gaming.”  Accordingly, the Court declared unlawful the minimum internal control standards as applied to Class III gaming.  On October 24, 2005, the NIGC filed a notice of appeal to the United States Court of Appeals for the District of Columbia.  On November 18, 2005, Senate Indian Affairs Committee Chairman McCain (R-AZ) introduced S. 2078, the Indian Gaming Regulatory Act Amendments of 2005.  S. 2078 makes a number of amendments to IGRA, including authorizing the NIGC to promulgate “regulations addressing minimum internal control standards for class II gaming and class III gaming activities.”  The import of this particular amendment is to essentially overrule the Colorado River Indian Tribes vs. National Indian Gaming Commission decision.

Tribal-State Compacts.    Under IGRA, Class III gaming activities are lawful on Indian lands only if such activities are conducted in conformance with a Tribal-State gaming compact. A Tribal-State gaming compact is the product of negotiation by a tribe and a state which sets the terms by which the tribe may conduct Class III gaming. IGRA contemplates that states and tribes will utilize the compacting process to address public policy issues of mutual concern. IGRA provides a representative list of the types of provisions that may be included in a Tribal-State gaming compact. Among other things, Congress sought through the compact process to accommodate significant governmental interests of the states. At the same time, IGRA’s compacting process affords reciprocal protection for the significant governmental interests of tribes by requiring a state to negotiate over a form of Class III gaming as long as the state permits it for any purpose by any person. The mechanism for entering into a Tribal-State gaming compact is set forth in IGRA.

The Nation’s Compact was executed on August 18, 2002, and deemed approved by the Secretary of the Interior on October 25, 2002 pursuant to IGRA. After taking effect on December 9, 2002, when notice was published in the Federal Register, the Compact authorized the Nation to own and operate three Class III gaming facilities, two then off-Territory in the City of Niagara Falls and in Erie County, and one on then already existing Nation Territory.

Tribal-state gaming compacts have been the subject of litigation in thirteen states, including New York State. In 1996, the U.S. Supreme Court ruled in the case of Seminole Tribe of Florida v. Florida that the provision of IGRA that permits Indian tribes to sue in federal court to force states to negotiate tribal-state gaming compacts in good faith is unconstitutional, as applied to an unconsenting state, by virtue of the Eleventh Amendment to the U.S. Constitution.

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

In January 2002, two actions were filed in the Supreme Court of the State of New York, County of Albany, challenging legislation that, among other things, authorized the Governor of New York to execute tribal-state gaming compacts, approved the use of slot machines as games of chance, approved the use of VGMs at racetracks and authorized the participation of New York State in a multi-state lottery. The actions are captioned Dalton v. Pataki, et al., and Karr v. Pataki, et al. Plaintiffs sought a judgment declaring the legislation unconstitutional and enjoining its implementation. These two cases were consolidated and we refer to both cases below as Dalton v. Pataki.

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

On May 3, 2005, the New York Court of Appeals held the legislation (including the licensing of VGMs to racetracks) to be constitutional. In July 2005, the New York Court of Appeals, the State’s highest court, denied a motion to rehear the case.  Appellants filed a writ of certiorari seeking review by the United States Supreme Court.  On November 28, 2005, the United States Supreme Court denied the writ.

Although we can provide no assurance, we believe that any change in New York law will not retroactively invalidate what the State has agreed to in the Compact. If New York State were to make various forms of gaming illegal or against public policy (or the courts were to similarly rule), or otherwise to take a legal position adverse to SGC, such actions could have a material adverse effect on our ability to conduct our gaming operations as currently conducted.

While no assurance can be given as to litigation in New York State, any invalidation of the Nation’s Compact would not affect the Nation’s ability to engage in Class II Gaming.

Indian Lands.    In order for the Nation to conduct gaming pursuant to the Compact, it must do so on Indian lands within its jurisdiction. Indian lands include, but are not limited to, lands located within the boundaries of an Indian Territory. For non-Territory lands to qualify as Indian lands under IGRA, the land must be either held in trust by the United States for the benefit of any Indian tribe or individual, or held by any Indian tribe or individual subject to restriction by the United States against alienation, and the tribe must exercise governmental power over those lands.

As it relates to lands that have been acquired in trust or restricted fee status for gaming purposes after October 17, 1988, IGRA generally prohibits gaming on such lands unless certain conditions are met. As relevant to date, lands that are acquired as part of a settlement of a land claim are exempt from the prohibition against gaming on lands acquired after the enactment of IGRA.

Pursuant to the Compact, the Nation may acquire property and establish gaming facilities in the City of Niagara Falls within the boundaries of the approximate 50 acre area of land described in Appendix I of the Compact and designated as land to be developed by the Nation in connection with its gaming facilities. The Compact also authorizes the Nation to establish a gaming facility in Erie County and one on then already existing Nation Territory. Moreover, the Compact authorizes the Nation to use funds appropriated under the SNLCSA to acquire parcels of land in Niagara Falls and Erie County for gaming purposes.

In 1990, Congress enacted the SNLCSA which provides the Nation with fair compensation for use of its land and for the impact on the Nation from prior lease arrangements in the City of Salamanca, New York. The funds appropriated under the SNLCSA are available for the Nation to acquire additional land which could be placed into restricted fee status. The SNLCSA provides that unless the Secretary of the Interior determines that lands acquired pursuant to the SNLCSA should not be subject to restrictions against alienation, such lands shall be held in restricted fee status by the Nation.

As determined by the Secretary of the Interior in connection with the approval of the Compact, the Nation will have jurisdiction over lands placed into restricted fee status pursuant to the SNLCSA. Indeed, lands placed in restricted status pursuant to the SNLCSA are held in the same legal manner as existing Nation lands are held and thus, subject to the Nation’s jurisdiction. In addition, the Secretary determined that lands placed into restricted fee status pursuant to the SNLCSA are Indian lands as defined by IGRA, and the Nation is authorized to use such land for gaming purposes pursuant to IGRA, because such lands will be acquired as part of a settlement of a land claim.

In the future, if and when all funds appropriated under the SNLCSA have been used by the Nation, the Nation may acquire lands in fee status and then request such lands to be held in trust on its behalf through the land-into-trust process.  To the extent the Nation acquires lands in trust in the future, it is noted that the land-into-trust process, as compared to the restricted fee process under the SNLCSA, will be much more cumbersome and lengthy.

As of September 30, 2005, the Nation had acquired approximately 24 acres in Niagara Falls (of the approximate 50 acre area of land described in Appendix I of the Compact) with funds appropriated under the SNLCSA.  On October 3, 2005, the Nation acquired approximately nine acres of land in Erie County with SNLCSA funds.  By operation of federal law, these lands and other parcels that may be acquired in the future pursuant to the SNLCSA (in Niagara Falls or Erie County), are subject to restrictions against alienation, constitute Indian country subject to the jurisdiction of the Nation, and qualify as gaming eligible Indian lands pursuant to IGRA. The Nation’s existing casino on the Niagara Falls Territory is and the planned casino on the Buffalo Creek Territory will be situated on these lands.

In addition to the two then off-Territory sites in Niagara Falls and Erie County, the Compact also authorizes the Nation to establish a gaming facility on then already existing Nation Territory. The lands upon which the Nation owns, operates and manages its Territory-based Seneca Allegany Casino, are located within the Nation’s Allegany Territory boundaries, thus constituting Indian lands eligible for gaming pursuant to IGRA.

Possible Changes in Federal and State Law.    Several bills have been proposed during the current and recent sessions of Congress that could affect Indian gaming. Notably, although its proposed legislation has yet to be presented to Congress, the Policies and Procedures Subproject of the Bureau of Indian Affairs has proposed sweeping changes to the federal laws concerning Indians. Certain of such bills, if enacted, could impair the ability of the Nation and SGC to expand its gaming operations and adversely impact the future growth of the Nation’s revenue base. In addition, from time to time, various government officials have proposed taxing Indian casino gaming or otherwise limiting or restricting the conduct of gaming operations by Indian tribes. No assurance can be given that such legislation, if and when enacted by Congress, would not have a material adverse effect on the operations of SGC. Senator John McCain, Chairman of the Senate Indian Affairs Committee, has held a couple of hearings regarding possible amendments to the IGRA. As it relates particularly to off-reservation gaming, there have been several Congressional hearings held by both the Seneca Indian Affairs Committee and the House Resources Committee. House Resources Committee Chairman Richard Pombo has circulated a draft bill, which has not been introduced, to amend the IGRA to restrict off-reservation gaming activities by tribes. If Congress were to enact comprehensive amendments to the IGRA, such legislation could have a material adverse effect on the operations of SGC. In addition, under federal law, gaming on the Nation’s lands may be dependent upon the permissibility under New York law of certain forms of gaming or similar activities. If New York State were to make various forms of gaming illegal or against public policy (or the courts were to similarly rule), or otherwise to take a legal position adverse to SGC, such actions could have a material adverse effect on our ability to conduct our gaming operations as currently conducted.

Material Agreements

The following summaries of certain material agreements to which the Nation or SGC (or its subsidiaries) is a party do not purport to be complete and are qualified in their entirety by reference to the agreements summarized herein. Capitalized terms used but not otherwise defined herein shall have the meanings ascribed to such terms in the agreement being summarized (unless otherwise indicated).

Nation-State Gaming Compact

The Nation engages in Class III gaming activities in accordance with the Compact, approved on October 25, 2002. The Compact was negotiated between the Nation and New York State in accordance with the provisions of IGRA applicable to the conduct of Class III gaming operations by Indian tribes. See “Regulation of the Nation and Seneca Gaming Corporation and its Subsidiaries—The Indian Gaming Regulatory Act of 1988—Tribal-State Compacts.”

The Compact provides, among other things, that:

(1)  The Nation may conduct the following games of chance on its lands: baccarat, bang, beat the dealer, best poker hand, blackjack, Caribbean stud poker, chuck-a-luck, craps, gaming devices, hazard, joker seven, keno, let it ride poker, minibaccarat, pai gow poker, pai gow tiles, red dog, roulette, sic bo, super pan, under and over seven, wheel games, casino war, Spanish blackjack, multiple action blackjack, and three card poker. The legality of slot machines pursuant to State law, however, is the subject of ongoing State court litigation. See “Regulation of the Nation and Seneca Gaming Corporation and its Subsidiaries—The Indian Gaming Regulatory Act of 1988—Tribal-State Compacts.” The Compact sets forth specifications describing and governing the operation of each of these types of games by the Nation.

(2)  The Compact provides for the establishment of the Seneca Gaming Authority, or SGA, which exercises jurisdiction over and responsibility for the conduct of gaming operations by the Nation. The SGA was established pursuant to the Gaming Ordinance. The New York State Racing and Wagering Board and the New York State Police, collectively, the SGO, act in a concurrent regulatory and oversight role with regard to the Nation’s Class III gaming operations. The SGA is entitled to unfettered access to all areas of the Nation’s gaming facilities including the surveillance room(s), copies of daily inspection reports as well as access to the business and accounting records relating to the Nation’s gaming operations during the course of an investigation. Each Nation Class III gaming operation must provide reasonable office and reserved parking space adjacent to the Class III gaming facilities for the SGO. New York State is empowered to sue to enforce applicable Compact terms and to remedy violations through arbitration or in federal court.

(3)  Law enforcement responsibilities relating to the Nation’s Class III gaming operations are concurrent between the Nation Law Enforcement Agency and the New York State Police as a matter of federal law. Nothing in the Compact alters the jurisdiction of New York State, if any, over Indian land as provided by applicable law. Members of the New York State Police in the course of official duties have unfettered access to all areas of the Class III gaming and auxiliary facilities, subject only to State and federal constitutional limitations. As stated, the Nation Law Enforcement Agency may exercise concurrent authority with that of the New York State Police to maintain public order and safety, to the extent authorized by federal law.

(4)  All gaming employees are required to apply for, and obtain, a valid gaming employee license issued by the SGA, following a fingerprint check by the New York State Division of Criminal Justice Services, a background investigation by the New York State Police, and a suitability determination by the SGO. Applicants must submit a license application to the SGA concerning personal and family history, personal and business references, criminal conviction record, business activities, financial affairs, gaming industry experience, gaming school education and general educational background. The SGA may in specified circumstances suspend, revoke or deny a renewal of any gaming license.

(5)  Any enterprise providing gaming services, gaming supplies or gaming equipment to a Nation Class III gaming operation must hold a current valid gaming service registration issued by the SGA.

(6)  Any enterprise that provides goods, supplies or services to a Nation Class III gaming operation (other than gaming services, gaming supplies or gaming equipment) in a total amount exceeding $75,000 in a single twelve-month period must be identified to the board by the Commission. The SGA cooperates with the SGO in any reasonable investigations deemed necessary by the SGO relating to the fitness of any such enterprise to engage in any business with a Nation Class III gaming operation. The SGO may bar such an enterprise from providing such goods, supplies or services upon a determination of a threat to the effective regulation of Class III gaming or danger of unfair or illegal practices, methods and activities in the conduct of Class III gaming.

(7)  The Nation’s Class III gaming operations must conform with a detailed set of operational and management standards relating to a variety of matters, including accounting, internal controls, operational procedures, surveillance personnel and the handling of cash and credit.

(8)  The Nation must maintain complete and accurate records of all transactions relating to the revenues and costs of its gaming operations. The forms of such accounts must be consistent with generally accepted accounting principles. An annual audit of the financial statements of its gaming operations must be conducted by an independent certified public accountant in a manner consistent with generally accepted auditing standards.

(9)  The Nation reimburses New York State for its costs of oversight under the Compact. Costs include staffing, fringe benefits, overhead costs and non-personal services.

(10)  The Nation prohibits the possession of firearms in its Class III gaming facilities except by persons authorized by law and does not permit persons under the age of 18 to be admitted to any Class III gaming facility or to place any wager, directly or indirectly. The SGA maintains and shares with the SGA a list of persons barred from the Class III gaming facilities because of criminal histories or associations posing a threat to gaming integrity or safety.

(11)  As required by IGRA and the Nation’s Class III Gaming Ordinance, SGC has constructed, maintained, and operated its gaming facilities in a manner that adequately protects the environment and the public health and safety.

(12)  SGC (or its subsidiaries) or the Nation on its behalf maintains liability insurance to compensate injured patrons of Class III gaming facilities. The Nation has established procedures for the adjudication of compensation for tort claims by patrons of Class III gaming facilities.

(13)  Except for disputes concerning the games and activities permitted under the Compact, the Nation and New York State have established binding arbitration as a method of resolution of all other disputes concerning compliance with and interpretation of Compact provisions.

(14)  The terms and conditions of the Compact may be modified or amended by written agreement of both parties. If the State agrees to permit any other Nation or Indian tribe to conduct a Class III game or activity which has not been authorized under the Compact, the State shall notify the Nation, which may then conduct such game or activity upon adoption of the State’s specifications regarding such game or activity.

(15)  The Compact is in effect until December 9, 2016, to be renewed for an additional period of seven years unless either party objects in writing, or terminated as a result of any of the following: (1) repeal of IGRA; (2) the Nation adopts a referendum revoking the Nation’s authority to conduct Class III gaming; or (3) either the Nation or the State commits a Material Breach as defined by the Compact.

(16)  The Compact in no way waives the right of the Nation to request negotiations for amendment or modification to the Compact with respect to a Class III game or activity which is to be conducted on Nation lands but which is not permitted under the provisions of the Compact.

(17)  Except as specifically provided in the Compact, neither New York State nor the Nation waived its sovereign immunity by entering into the Compact.

The President of the Nation and the Governor of New York signed the Compact on August 18, 2002, and, on October 25, 2002, by operation of law, the Compact was deemed approved in accordance with IGRA. The Compact took effect on December 9, 2002, when notice was published in the Federal Register.

Assignment and Plan of Distribution Agreement

On May 5, 2004, SGC entered into an Assignment and Plan of Distribution Agreement, or the Assignment Agreement, with the Nation. Pursuant to this agreement, the Nation has pursuant to the charters of each of SNFGC, STGC and SEGC, adopted a plan of distribution providing that in the event of the dissolution or final liquidation of any of these entities, the net liquidation or dissolution proceeds shall be distributed to SGC. The Nation further assigned to SGC all of its right, title and interest in and to these proceeds. The Nation entered into the Assignment Agreement because even though SNFGC, STGC, and SEGC are owned by SGC, according to the charters of these subsidiaries, in the event of a liquidation or dissolution of a subsidiary, the Nation, and not SGC, would be entitled to receive the net proceeds of the liquidation or dissolution after all liabilities and obligations of the subsidiary have been paid, satisfied and discharged. Each of the Nation and SGC also waived their respective sovereign immunity from unconsented suit and consent to suit in accordance with the Assignment Agreement. Remedies against the Nation are generally limited to specific performance. However, in the event a subsidiary has distributed net liquidation or dissolution proceeds to the Nation and the Nation has not transferred those proceeds to SGC, the Nation may be required to transfer an amount equal to the liquidation proceeds to SGC, or if such remedy is not available, SGC may file a claim for money damages in an amount no greater than the amount of net liquidation or dissolution proceeds not assigned. Any such money damages for which the Nation is liable are only payable from assets held by the Nation, SGC, SNFGC, STGC, or SEGC related to the gaming business, other than real property held in trust for the Nation by the United States.

Term Loan-Nation Agreement

In connection with the Term Loan, the Nation entered into a non-interference agreement, or the Term Loan-Nation Agreement, with Freemantle dated November 22, 2002. The Term Loan-Nation Agreement contained various covenants, including an agreement that if the Nation or any of its affiliates financed the construction, development or operation of any gaming facility in Erie County, New York or any other site other than Seneca Niagara Casino, and if Freemantle does not finance such additional gaming site, then the Nation would cause the appropriate gaming corporation that operated such additional gaming site to provide Freemantle with a guarantee of the Term Loan (or portion thereof) and/or such additional collateral for the Term Loan as was deemed reasonably acceptable by Freemantle, such that the position of Freemantle was maintained on an equivalent basis to its position existing prior to the development of such additional gaming facility. Upon the payment in full and termination of the Term Loan on May 23, 2005, the Term Loan-Nation Agreement was also terminated.

Freemantle Termination Agreement

On May 9, 2005, SNFGC, the Nation and Freemantle entered into a Termination Agreement, which set forth the terms for termination of the Term Loan. On May 23, 2005, pursuant to the terms of the Termination Agreement, the Term Loan was paid in full and terminated. Reference is made to “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources” for a more detailed description of the terms of the Termination Agreement and additional discussion relating to the Term Loan.

Construction Agreements

On October 15, 2003, SNFGC entered into a design/build construction agreement with Klewin for the construction of the 604-room luxury hotel connected to the existing Seneca Niagara Casino.  Klewin subcontracted with Jeter Cook & Jepson Architects, Inc. for the overall design of the expansion project.  This agreement was subsequently amended. On August 30, 2005, the board of directors of SNFGC authorized the termination of the design/build construction agreement with Klewin after receiving notice by Klewin on August 29, 2005 that, effective August 30, 2005, it was terminating the employment of all of its workforce connected with the Seneca Niagara Casino expansion project. The design/build construction agreement provided that the cost of all of the contract work to be completed under the agreement would not exceed a guaranteed maximum amount of $153.0 million. Prior to the termination of the construction agreement with Klewin, Klewin orally advised us that construction costs could exceed the guaranteed maximum contract sum of $153.0 million. We currently expect that the total cost of constructing and equipping the luxury hotel will be from $235.0 million to $240.0 million, including construction costs of from $177.0 million to $180.0 million.

In connection with the termination of the construction agreement with Klewin relating to the Seneca Niagara Casino expansion project, the board of directors of SNFGC authorized senior management to commence discussions with SCMC to enter into a definitive agreement to complete the Seneca Niagara Casino expansion project.  The board of directors also authorized SNFGC to immediately engage SCMC to manage the Seneca Niagara Casino expansion project while such definitive agreement is negotiated and finalized.

On September 1, 2004, STGC entered into two separate design/construction agreements with Klewin for both the construction of Seneca Allegany Casino’s 220-room hotel and casino and the Seneca Allegany Casino parking garage. The design/build construction agreements provided that the cost of all of the contract work to be completed under the agreements would not exceed a guaranteed maximum aggregate amount of $185.0 million, including approximately $15.0 million for furniture, fixtures and equipment. In June 2005, STGC and Klewin entered into a mutual letter of agreement (although Klewin is now alleging that they entered into the agreement under duress), effective as of July 13, 2005, terminating the design/construction agreement entered into by the parties on September 1, 2004 for the construction of Seneca Allegany Casino’s 220-room hotel and casino.  Pursuant to the terms of the agreement, STGC paid all amounts payable to Klewin through May 31, 2005 and SCMC hired certain employees already hired by Klewin in connection with the Seneca Allegany Casino Hotel project.  Due to the current dispute with Klewin, the purchase by SCMC of certain equipment and materials from Klewin, as contemplated by the agreement and attempted by SCMC, has not been completed. Construction on the parking garage was substantially completed and the parking garage was opened on July 1, 2005.  Construction of all public areas and the first few floors of the 220-room hotel and casino is expected to be completed in October 2006 with the entire project expected to be completed by the end of December 2006.  As previously noted, the current expected total cost to complete this expansion project is from $187.0 million to $198.0 million, with the increase principally due to several design changes requested by STGC, the delay in the project caused by such changes, and foundation work being done in anticipation of a possible second hotel tower.

On July 14, 2005, STGC entered into a construction management agreement with SCMC to manage the construction of the 220-room hotel and casino at Seneca Allegany Casino. SCMC replaced Klewin as the prior construction manager for the Seneca Allegany Casino hotel and casino project. SCMC is responsible for contract procurement and daily oversight of the construction project.  This construction agreement is currently being amended to provide for, among other matters, an increase in the $123.0 million guaranteed maximum amount of the cost of all contract work to be completed due to the design changes and the related delay in this project and foundation work referenced above.  If STGC further changes the scope of the project or finishing materials, the guaranteed maximum amount under the contract may be further increased.

Real Estate Acquisitions

Niagara Falls, New York.  As of December 28, 2005, SNFGC has acquired, at a cost of $7.9 million, approximately two acres of the remaining approximate 26 acres of the approximate 50 acres in the City of Niagara Falls, New York, designated by New York State under the Compact for ownership by the Nation, thus reducing the remaining acreage from 26 to 24 acres.  These properties have not been distributed to the Nation.

Buffalo, New York.  On October 3, 2005, the Nation acquired approximately nine acres of land located within two city blocks in the historic waterfront district of downtown Buffalo.  These nine acres have been designated as the Erie County gaming site for purposes of the Compact.  We commenced construction of our Erie County gaming facility on these nine acres, constituting the Nation’s Buffalo Creek Territory, on December 8, 2005.

Independent Counsel and Special Counsel Investigations

In November 2004, two third-party law firms were appointed by the Nation’s Tribal Council to serve as independent counsel and special counsel, respectively, to conduct a review of all actions taken in the building, financing, management and operation of the gaming facilities operated within the territory of the Nation, including, but not limited to, the Seneca Niagara Casino and the Seneca Allegany Casino.

On April 5, 2005, the Nation’s newly elected government concluded that based on the reports presented by independent and special counsel to date, they were satisfied and had no further concerns regarding the operation and management of the Nation’s gaming facilities, including the management and operations of the Nation’s Class III gaming facilities by us. The newly elected government was also satisfied that the financial transactions conducted by us in connection with our Class III gaming operations were conducted at arm’s length, in the best interest of the Nation, free of conflicts of interest, and in conformity with applicable laws. The newly elected government, however, having been satisfied with our management and operation of their Class III gaming operations had continuing concerns regarding unresolved issues raised by independent counsel pertaining to the construction of our gaming facilities. Having been satisfied with our management and financing of the Nation’s Class III gaming facilities, the newly elected government directed that independent and special counsel brief our board of directors of their findings to date.

On April 7, 2005, the independent and special counsel reported their findings to date to the audit committee of the SGC board of directors. The independent counsel report included, but was not limited to, a supposed lack of documentation for approximately $6.6 million of change orders in connection with the renovation of the Niagara Falls Convention Center in 100 days to open the Seneca Niagara Casino on December 31, 2002 and a potential interest free loan to our construction managers for the Seneca Niagara Casino and Seneca Allegany Casino. The supposed lack of supporting documentation for the change orders also led to a concern by the independent counsel that this issue could be a concern with our other construction projects as well. After the report, the audit committee directed senior management to further investigate the construction related issues raised by independent counsel. We subsequently discovered that the schedule presented and prepared by independent counsel and their forensic accountants contained a clerical error and that the finding regarding an interest free loan to our construction managers was incorrect. The independent counsel and their forensic accountants concurred with us on this and confirmed this in writing to the audit committee. We also extensively reviewed the files of our construction managers and the architects and were able to present and report to the audit committee sufficient supporting documentation for all of the $6.6 million of change orders cited by the independent counsel. The audit committee after being presented with our internal findings instructed that an external forensic accountant be engaged to confirm our findings, which they have done.

After hearing the report of the external forensic accountant, on May 5, 2005, the audit committee concluded that there were no findings that impacted our financial statements or evidence of wrongdoing and that their internal review has been completed.

On September 8, 2005, independent counsel issued to us its Final Report.  This Final Report was consistent with independent counsel’s previous report and findings referenced above.

Our principal executive offices are located at Seneca Niagara Casino, 310 Fourth Street, Niagara Falls, New York (Nation Territory) 14303, and our telephone number is (716) 299-1100.  Our website is www.senecagamingcorporation.com.  The websites for our Seneca Niagara Casino and Seneca Allegany Casino are located at www.snfgc.com and www.senecaalleganycasino.com, respectively. The Nation also furnishes information about Seneca Niagara Casino and Seneca Allegany Casino at www.sni.org.   The information on these websites is not part of this Annual Report.

Seneca Niagara Casino, Seneca Allegany Casino and the Seneca Niagara Casino logo are registered trademarks in the U.S. All other trademarks, trade names and service marks appearing in this prospectus are the property of their respective holders.

Item IA.  Risk Factors

In addition to the other information in this Annual Report, you should consider carefully the following risk factors in evaluating Seneca Gaming Corporation and our business.

We have substantial indebtedness which could adversely affect our financial condition and prevent us from fulfilling our obligations.

We have substantial indebtedness and have significant fixed debt service obligations in addition to our operating expenses. As of September 30, 2005, we had $500.0 million of 7-¼ % senior notes outstanding. The Indenture governing the senior notes permits us and our subsidiaries to incur additional debt in certain, limited circumstances. If we incur additional debt in the future, the related risks could intensify.

Our high level of indebtedness could have important consequences to you and significant adverse effects on our business. For example, it could:

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

If our indebtedness affects our operations in these ways, our business, financial condition and results of operations could suffer, making it more difficult for us to satisfy our obligations under the notes.

Our failure to generate sufficient cash flow from our operations could adversely affect our ability to make payments on the senior notes and our other obligations.

Our ability to make payments on the senior notes will depend on our ability to generate cash flow from our current and future operations. Our ability to generate sufficient cash flow to satisfy our obligations will depend on our future operating performance, which is subject to many economic, competitive, regulatory and business factors that are beyond our control. If we are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, sell assets or reduce or delay capital investments, or seek to raise additional capital. For the following reasons, among others, these measures may not be available to us on reasonable terms or at all, or, if available, they may not be adequate to enable us to satisfy our obligations under the senior notes:

•           our ability to incur additional debt will be limited by the covenants of the Indenture governing the senior notes;

•           the Indenture governing the senior notes includes covenants which limit our ability to create additional liens on or sell our assets; and

•           unlike non-governmental businesses, we are prohibited by law from generating cash through an offering of equity securities.

If our cash flow is insufficient and we are unable to raise additional capital, we may not be able to service our debt obligations, including making payments on our senior notes.

Our obligations under the Indenture governing the senior notes are not secured, and the senior noteholders’right to receive payments on the senior notes is effectively subordinated to SGC’s and the Guarantors’ secured indebtedness.

Holders of SGC’s and the Guarantors’ secured indebtedness will have claims that are prior to the claims of holders of senior notes to the extent of the value of the assets securing the other indebtedness. The Indenture governing the senior notes permits certain secured indebtedness.  The senior notes are effectively subordinated to all of that secured indebtedness. In the event of any distribution or payment in any foreclosure, dissolution, winding-up, liquidation, reorganization, or other bankruptcy proceeding, holders of SGC’s and the Guarantors’ secured indebtedness will have prior claim to those assets that constitute their collateral. Holders of the senior notes will participate ratably with all holders of SGC’s and the Guarantors’ unsecured indebtedness that is deemed to be of the same class as the senior notes, and potentially with all of SGC’s and the Guarantors’ other general creditors, based upon the respective amounts owed to each holder or creditor, in the remaining assets. In any of the foregoing events, we cannot assure senior noteholders that there will be sufficient assets to pay amounts due on the senior notes. As a result, holders of senior notes may receive less, ratably, than holders of secured indebtedness.

As of September 30, 2005, the amount of the consolidated indebtedness of SGC was approximately $493.4 million, of which none is secured indebtedness. We are permitted to incur substantial additional indebtedness in the future under the terms of the Indenture governing the senior notes.

SGC conducts substantially all of its operations through its subsidiaries and may be limited in its ability to access funds from its subsidiaries to service its debt, including the notes.

SGC conducts substantially all of its operations through its subsidiaries. Accordingly, SGC relies on dividends from its subsidiaries to provide funds necessary to meet its obligations, including the payment of principal and interest on the notes. The ability of any subsidiary to pay dividends or make cash distributions to SGC may be contractually restricted. If SGC is unable to access the cash flows from its subsidiaries, SGC may have difficulty meeting its debt obligations, including the senior notes.  Although the Indenture governing the senior notes restricts our ability to incur additional indebtedness, those restrictions are subject to exceptions.

The senior notes are not the obligation of the Nation and the senior noteholders rights as creditors are limited to the assets of SGC and the Guarantors.

SGC and the Guarantors are liable exclusively for the payment of the senior notes.  The Nation is not obligated for the payment of the senior notes. The assets of the Nation and its affiliates other than SGC and the Guarantors will not be available to pay the senior notes. Therefore, the senior noteholders’ rights as creditors in a bankruptcy, liquidation or reorganization or similar proceeding would be limited to the assets of SGC and the Guarantors and the senior noteholders would have no right to the assets of the Nation or its other affiliates.

The senior noteholders’ ability to enforce their rights or have an adequate remedy against the Nation and us may be limited by the sovereign immunity of the Nation and us. If senior noteholders are unable to enforce their rights, they may lose their entire investment in the senior notes.

We issued the senior notes pursuant to the Indenture. In addition, in connection with our issuance of the senior notes, the Nation entered into the Nation Agreement with the Trustee pursuant to which the Nation agreed not to take certain actions with respect to us while the senior notes were outstanding.  References to the “Nation Agreement” are to the Nation Agreement as amended on May 23, 2005.  On May 5, 2004, the Nation entered into an assignment and plan of distribution agreement, or the Assignment Agreement, with SGC pursuant to which the Nation assigned to SGC the Nation’s rights to the net proceeds in the event of a liquidation or dissolution of SNFGC, STGC or SEGC and pursuant to the plan of distribution, the net liquidation or dissolution proceeds of such entities shall be distributed by such entities directly to SGC. See “Business ---Material Agreements—Assignment and Plan of Distribution Agreement.” Under federal law, we and the Nation have sovereign immunity and may not be sued without our and its consent, respectively. In the Indenture governing the senior notes, we do, and, in the Nation Agreement and the Assignment Agreement, the Nation does, grant a limited waiver of sovereign immunity and consent to suits to interpret or enforce the Indenture governing the senior notes, and the other agreements entered into in connection with the respective offerings involving the senior notes.  This waiver does not extend to all possible claims or remedies that a holder of the senior notes might allege or seek against us or the Nation. Specifically, the waiver limits available remedies to specific performance in most cases and limited money damages equal to the amount of a payment made in prohibition of the Indenture governing the senior notes or to the amount of the net liquidation or dissolution proceeds not assigned to SGC; provided, that, such money damages are only payable from assets held by the Nation, SGC, SNFGC, STGC or SEGC related to the gaming business, other than real property held in trust for the Nation by the United States. In the event that a New York court would find that specific performance is not an available remedy, the trustee and the holders of the senior notes may not have an adequate remedy against the Nation under the Nation Agreement and the Assignment Agreement. Furthermore, in the event that the Nation’s or our limited waiver of sovereign immunity is unenforceable, the trustee and the holders of the senior notes could be precluded from judicially enforcing their rights and remedies under the senior notes, the Indenture governing the senior notes, the Nation Agreement, and the Assignment Agreement.

Although we are subject to federal securities laws and could be liable with respect to any civil or criminal enforcement action brought by the United States government, we and the Nation have not waived our sovereign immunity from private civil suits, including for violations of the federal securities laws. Accordingly, the holders of the senior notes may not have any remedy against us or the Nation for violations of the federal or state securities laws if we raise sovereign immunity as an affirmative defense and it is accepted by the applicable court of law.

Uncertainty exists as to whether a federal or state court would have jurisdiction in an action related to the senior notes.

Obtaining jurisdiction over an Indian tribe and tribal instrumentalities, such as the Nation and us, can be difficult. Often, a commercial dispute with an Indian tribe or instrumentality cannot be heard in federal court because the typical requirements for federal jurisdiction are absent. The failure to satisfy the requirements for federal jurisdiction occurs because there is generally no federal law question involved and there is no diversity of citizenship as an Indian tribe is not considered to be a citizen of a state for purposes of obtaining federal diversity jurisdiction.

The extent to which state courts will assume jurisdiction over disputes involving Indian tribes varies from state to state. The senior notes, the Indenture governing the senior notes and the related agreements are governed by the laws of New York State. There is conflicting case law on the issue of whether disputes with Indian tribes or instrumentalities should be heard in federal, state or tribal court. As a result of these conflicting cases, it is possible that neither a federal nor a state court would accept jurisdiction to resolve a matter involving the senior notes and the holders of the senior notes may have no legal recourse to a state or federal court.

In addition, under certain legal doctrines, a federal court or state court otherwise having jurisdiction may decline to hear a matter involving an Indian tribe and instead defer the matter for disposition in a tribal court or other tribal proceedings. For matters subject to the waiver of sovereign immunity by the Nation and us, the Nation and we have waived our rights to have these matters resolved in any tribal court or other proceeding of the Nation. There is case law, however, suggesting these rights may not be waived. The Nation presently has a tribal court, and a federal or state court may defer to that tribal court if, contrary to the waiver of sovereign immunity by us and the Nation, we or the Nation seek or allege our right to seek tribal proceedings for resolution of a dispute related to the senior notes. The tribal court system is different from federal and state civil courts. For example, there is no requirement that a judge be a lawyer. The tribal court may reach a different conclusion than the federal or state courts would and this may have a material adverse effect on the rights of the senior noteholders. Accordingly, holders of senior notes or the trustee under the Indenture governing the senior notes may have difficulty bringing suits against the Nation and us in federal or state court.

Senior noteholders may be required to dispose of their senior notes, or their senior notes may be redeemed, if their ownership of the senior notes jeopardizes our gaming operations or violates the Compact.

We may have the right to cause senior noteholders to dispose of their senior notes, or to redeem their senior notes, if regulations are promulgated pursuant to which their ownership of the senior notes is determined to be unsuitable by the Seneca Gaming Authority or the New York State Racing and Wagering Board. In such event, the redemption price will be the lowest of the amount paid for the senior notes, the principal amount of the senior notes and the then current fair market value of the senior notes.

It is uncertain whether we or the Nation may be subject to the U.S. Bankruptcy Code, which could impair the senior noteholders’ ability to realize on our assets.

It is uncertain whether we or the Nation may be a debtor in a case under the U.S. Bankruptcy Code. Without bankruptcy court protection, other creditors might receive preferential payments or otherwise obtain more than they would have under a bankruptcy court proceeding. If either we or the Nation commence a case under the Bankruptcy Code and the bankruptcy court does not dismiss the case, payments from the debtor would cease. It is uncertain how long payments under the senior notes could be delayed following commencement of a bankruptcy case.

If the guarantees of the senior notes are deemed fraudulent conveyances or preferential transfers, a court may subordinate or void them.

The Guarantors have incurred substantial debt under the guarantees of the senior notes. The incurrence by the Guarantors of debt under their guarantees may be subject to review under federal and state fraudulent conveyance laws if a bankruptcy, reorganization or rehabilitation case or a lawsuit, including circumstances in which bankruptcy is not involved, were commenced by, or on behalf of, unpaid creditors of our guarantors at some future date. Federal and state statutes allow courts, under specific circumstances, to void guarantees and related liens and require noteholders to return payments received from the issuer or the guarantors.

An unpaid creditor or representative of creditors could file a lawsuit claiming that the issuance of guarantees constituted a “fraudulent conveyance.” To make such a determination, a court would have to find that a Guarantor did not receive fair consideration or reasonably equivalent value for the guarantee, and that, at the time the guarantee was issued, such Guarantor:

•           was insolvent;

•           was rendered insolvent by the issuance of the senior notes;

•           was engaged in a business or transaction for which its remaining assets constituted unreasonably small capital; or

•           intended to incur, or believed that it would incur, debts beyond its ability to repay as those debts matured.

If a court were to make such a finding in respect to a Guarantor’s guarantee, it could void all or a portion of such Guarantor’s obligations under its guarantee of the senior notes, subordinate the claim in respect of its guarantee to its other existing and future indebtedness or take other actions detrimental to holders of the senior notes, including, in certain circumstances, invalidating the guarantees of the senior notes.

The measure of insolvency for these purposes will vary depending upon the law of the jurisdiction being applied. Generally, however, a company will be considered insolvent for these purposes if the sum of that company’s debts is greater than the fair value of all of that company’s property, or if the present fair salable value of that company’s assets is less than the amount that will be required to pay its probable liability on its existing debts as they mature. Moreover, regardless of insolvency, a court could void an incurrence of indebtedness, including the senior notes, if it determined that the transaction was made with intent to hinder, delay or defraud creditors, or a court could subordinate the indebtedness, including the senior notes or the guarantees, to the claims of all existing and future creditors on similar grounds. We cannot determine in advance what standard a court would apply to determine whether we were “insolvent” in connection with the sale of the senior notes.

There is a risk of a preferential transfer if:

•           a Guarantor declares bankruptcy or its creditors force it to declare bankruptcy within 90 days (or in certain cases, one year) after a payment on the guarantee; or

•           a guarantee was made in contemplation of insolvency.

A guarantee could be voided by a court as a preferential transfer. In addition, a court could require holders of senior notes to return any payments made on the senior notes during the 90-day (or one-year) period.

Each guarantee contains a provision intended to limit the Guarantor’s liability to the maximum amount that it could incur without causing the incurrence of obligations under its guarantee to be a fraudulent conveyance. This provision may not be effective to protect the guarantees from being voided under a fraudulent conveyance law.

SGC and the Guarantors may not be able to repurchase senior notes upon a change of control.

The Indenture governing the senior notes requires SGC and the Guarantors to repurchase all outstanding notes at 101% of the principal amount thereof plus accrued and unpaid interest, if any, upon the occurrence of specific kinds of change of control events. SGC and the Guarantors may not have sufficient funds to purchase the senior notes after a change of control. SGC’s and the Guarantors’ failure to purchase the senior notes would be a default under the Indenture governing the senior notes.

We are controlled by the Nation and the interests of the Nation may conflict with the interests of senior noteholders.

The Guarantors are wholly owned and controlled by SGC, which is wholly owned and controlled by the Nation. Circumstances may occur in which the interests of the Nation, the Council or the members of the Nation could be in conflict with the interests of a holder of the senior notes. In particular, the Nation, the Council or the members of the Nation could make business or other decisions that may affect a senior noteholder. For example, the Nation could decide to expand our facilities, incur more debt, dispose of assets or enter into other transactions that, in their judgment, are in their interest, even though these transactions might involve risks to holders of the senior notes, including making it more difficult for us to make payments on the senior notes and for the Guarantors to guarantee these payments.

The Nation has a limited body of laws and has not adopted a corporate code. As a result, legal terms used in this Annual Report, the prospectuses related to the senior notes, the Indenture governing the senior notes and related transaction documents may have a different meaning under the laws of the Nation than under laws with which you are familiar.

The Nation has a limited number of laws, which primarily consist of the Nation’s constitution, a limited number of ordinances and codes, Council resolutions and judicial interpretations of Nation law. Because the body and scope of the Nation’s laws are not as fully developed as federal and state law, in many instances under Nation law it is difficult to predict how and which law will be applied. In particular, the Nation has not adopted a corporate code. Therefore, terms used in this Annual Report, the prospectuses related to the senior notes, the Indenture governing the senior notes and other related transaction documents, including, but not limited to, terms such as “liquidation” and “dissolution” that may require application and interpretation of the Nation’s laws may have no defined meanings under those laws or may have meanings different from what one is accustomed to finding under laws with which one is familiar.

We are subject to greater risks than a geographically diverse company.

We currently rely exclusively on cash flow from Seneca Niagara Casino and Seneca Allegany Casino to service our obligations, including the senior notes. While we expect to expand the geographic scope of our patron base as a result of our expansion project, our Seneca Niagara Casino relies primarily on patrons from within a 100-mile radius for its cash flow and Seneca Allegany Casino relies primarily on patrons from within an 80-mile radius for its cash flow. Further, our future expansion plans for additional casino operations as permitted by the Compact are limited to Western New York. As a result, in addition to our susceptibility to adverse global and domestic economic, political and business conditions, any economic downturn in the region could have a material adverse effect on our operations. An economic downturn would likely cause a decline in the disposable income of consumers in the region, which could result in a decrease in the number of patrons at Seneca Niagara Casino and Seneca Allegany Casino, the frequency of their visits and the average amount that they would each be willing to spend at the casinos. We are subject to greater risks than more geographically diversified gaming or resort operations and may continue to be subject to these risks upon completion of our expansion project, including:

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

Although we maintain insurance customary in our industry (including property, casualty, terrorism and business interruption insurance), we cannot assure you that such insurance will be adequate or available to cover all the risks to which our business and assets may be subject. The occurrence of any one of the events described above could cause a material disruption in our business and make us unable to generate sufficient cash flow to make payments on the senior notes.

We compete with casinos, other forms of gaming and other resort properties. If we are unable to compete successfully, we may not be able to generate sufficient cash flow to fund our operations or service our debt.

Our casino operations compete with casinos, other forms of gaming and other resort properties located within and outside New York State. The following summarizes the material risks we face as a result of existing and potential competition that may affect our results of operations.  For a more extensive discussion of the competitive landscape affecting our operations, see “Business—Market and Competition.”

We face intense competition in our immediate market area.

Currently, there are two casino resorts, Casino Niagara and Niagara Fallsview Casino Resort, and two video gaming facilities, Finger Lakes Gaming and Racetrack and Buffalo Raceway, within a 100-mile radius of Seneca Niagara Casino that constitutes our immediate market.  Casino Niagara and Niagara Fallsview Casino Resort are located in Niagara Falls, Ontario, and are both within two miles of Seneca Niagara Casino. Casino Niagara and Niagara Fallsview Casino Resort are owned and operated by the Province of Ontario and managed by the Hyatt-led Falls Management Company. Casino Niagara offers over 95,000 square feet of gaming space including more than 1,700 slot machines, 60 table games, three restaurants, and three bars.  Niagara Fallsview Casino Resort opened in June 2004. Niagara Fallsview Casino Resort features 180,000 square feet of gaming space including approximately 3,000 slots, 150 table games, a 374-room Hyatt hotel, a spa and various restaurant and entertainment venues.  Buffalo Raceway, a racetrack facility offering approximately 1,000 video gaming machines, or VGMs, in a 27,000 square foot gaming facility, is located 30 miles and 50 miles from Seneca Niagara Casino and Seneca Allegany Casino, respectively.  Finger Lakes Gaming and Race Track in Farmington, New York, approximately 100 miles and 140 miles from Seneca Niagara Casino and Seneca Allegany Casino, respectively, operates over 1,000 VGMs in a video gaming facility.  Batavia Downs, in Batavia, New York, approximately 50 miles from Seneca Niagara Casino, features 586 VGMs.  In addition, Nordic Gaming Corporation operates the Fort Erie Racetrack, which includes a video gaming facility featuring 1,200 VGMs in Fort Erie, Ontario, which is located approximately 22 miles from Seneca Niagara Casino.

We also face competition from casinos and gaming operations in our broader regional market.

Our casinos also face competition elsewhere in New York State and Ontario.  The St. Regis Mohawk Tribe currently operates a small casino facility near Hogansburg, New York, approximately 350 miles and 390 miles from Seneca Niagara Casino and Seneca Allegany Casino, respectively, and the Oneida Indian Nation operates a gaming facility resort near Syracuse, New York, approximately 190 miles and 235 miles from Seneca Niagara Casino and Seneca Allegany Casino, respectively.  To a lesser extent, we compete with Casino Rama, which is north of Toronto and approximately 150 miles north of Seneca Niagara Casino and is located on the Chippewas of Mnjikaning (Rama) First Nation’s Territory.  Additionally, four racetracks in New York State currently operate VGMs (including Buffalo Raceway in our immediate market area).  Delaware North Gaming & Entertainment operates a 1,300 machine video gaming facility at Saratoga Raceway in Saratoga Springs, New York, approximately 325 miles and 340 miles from Seneca Niagara Casino and Seneca Allegany Casino, respectively. Monticello Raceway, which is located in Monticello, New York, approximately 325 miles and 280 miles from Seneca Niagara Casino and Seneca Allegany Casino, respectively, operates a video gaming facility with nearly 1,800 VGMs.

New market entrants in New York State and elsewhere in the northeastern United States could adversely affect our operation and our ability to meet our financial obligations.

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

In 2001, New York State awarded licenses to eight racetracks to operate VGMs.  As discussed above, four have commenced operations.  Operations at certain of the remaining four racetracks could commence in the near future.  In January 2004, the Governor of New York proposed allowing up to eight additional VGM venues in the state. These eight licenses would be awarded in a competitive bid process and could go to the state-owned Off-Track Betting Corporation or other operators. On July 7, 2004, the mid-level appellate court held that the New York State legislation authorizing VGMs was unconstitutional because a portion of the VGM revenue is used for horse-racing breeding funds and to increase track purses. Recently, in April of 2005, Governor Pataki signed a law providing race tracks with a larger share of proceeds from VGMs and extending VGM authorization through 2017. The new law addresses the mid-level appellate decision by omitting language providing payment to purses or breeding funds.

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

We depend on our key personnel to manage our business effectively and if we are unable to retain our key personnel, our ability to execute our business strategy could be impaired.

Our future success depends upon the continued services of certain of our key operating and executive personnel. The loss of the services of such key operating and executive personnel could have an adverse impact on us. There can be no assurance that the services of such personnel will continue to be made available to us. We do not maintain key person life insurance policies on any of our executives.

We could face difficulties in attracting and retaining qualified employees.

The operation of the expanded facilities of Seneca Niagara Casino and Seneca Allegany Casino and the expected opening of Seneca Buffalo Creek Casino will require us to hire qualified executives, managers and a significant number of skilled employees with gaming and hospitality industry experience and qualifications. Currently, there is a shortage of skilled labor in the gaming industry in general. We can not assure you that we will be able to recruit, train and retain a sufficient number of qualified employees, particularly due to the very small number of workers skilled in the gaming industry that reside in the immediate vicinity of either casino.

The Indenture governing the senior notes contains various covenants and provisions that limit our management’s discretion in the operation of our business.

The Indenture governing the senior notes includes covenants and provisions that, among other things, restrict our ability to:

•           incur additional debt;

•           make investments;

•           create liens;

•           enter into transactions with affiliates;

•           sell assets;

•           merge, consolidate or sell substantially all of our assets; and

•           make capital expenditures.

All of these restrictive covenants may limit our ability to expand our operations or to pursue our business strategies. Changes in business conditions or results of operations, adverse regulatory developments or other events beyond our control may affect our ability to comply with these and other provisions of the Indenture governing the notes. The breach of any of these covenants could result in a default under our indebtedness, which could cause those obligations to become due and payable. If our indebtedness were to be accelerated, there can be no assurance that we would be able to pay it.

Our operations could be adversely affected during our expansion.

Although construction activities related to Seneca Niagara Casino and Seneca Allegany Casino are planned to minimize disruptions, construction noise and debris may disrupt Seneca Niagara Casino’s and Seneca Allegany Casino’s current operations. Unexpected construction delays could exacerbate or magnify these disruptions. We cannot assure you that construction activities will not have a material adverse effect on our results of operations.

Failure to complete our expansion projects and other future development projects on budget and on time could adversely affect our financial condition.

Our current expansion projects are, and any future expansion projects will be, subject to significant development and construction risks, any of which could cause unanticipated cost increases and delays. These include, among others, the following:

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

In October 2003, we entered into a guaranteed maximum price contract covering all major elements of the design and construction of the luxury hotel with Klewin, as construction manager responsible for contract procurement, daily oversight and adherence to the expansion project schedule and budget. On August 30, 2005, the board of directors of SNFGC authorized the termination of the design/build construction contract with Klewin after receiving notice by Klewin on August 29, 2005 that, effective August 30, 2005, it was terminating the employment of all of its workforce connected with the Seneca Niagara Casino expansion project, resulting in Klewin effectively abandoning the expansion project.

Until recently, we expected the cost of constructing and equipping our 604-room luxury hotel to be approximately $200.0 million, which included $153.0 million in construction costs under the guaranteed maximum fixed price design/build construction contract with Klewin, and approximately $47.0 million for furniture, fixtures and equipment. Prior to the termination of the design/build construction contract with Klewin, Klewin orally advised us that construction costs could exceed the guaranteed maximum contract sum of $153.0 million. We currently expect that the cost of constructing and equipping the luxury hotel will be from $235.0 million to $240.0 million, including construction costs of from $177.0 million to $180.0 million.

We cannot provide assurance that total costs for constructing and equipping the Seneca Niagara Casino luxury hotel will not exceed $240.0 million or that the total costs for the Seneca Allegany Casino hotel and casino, including the garage, will not exceed $198.0 million.  In addition, though we do not currently anticipate that the termination of the luxury hotel design/build construction contract with Klewin and the related litigation or the agreed termination of the hotel and casino design/build contract will materially adversely affect our ability to complete construction of the Seneca Niagara Casino and Seneca Allegany Casino expansion projects on schedule, in part because of the Klewin litigation we cannot assure you that such projects will in fact open on schedule.  Failure to complete the projects on time and within our budget may cause us to devote additional resources to the projects, which could divert our time and attention away from our operation of Seneca Niagara Casino and Seneca Allegany Casino and could cause our business to suffer.

Reference is made to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary” regarding matters related to the guaranteed maximum price contract with Klewin for the Seneca Niagara Casino luxury hotel.

In addition, we may not be able to complete our other expansion plans in a timely manner or at all.

We may not be able to generate enough cash flow to complete our current and future expansion projects.

We intend to fund a portion of our current and future expansion projects with cash flows from operations. We cannot provide assurance that we will be able to generate the required amount of cash from our operations to complete any or all of these projects. In addition, distributions or increased headlease payments to the Nation beyond what is currently anticipated will result in our cash flow being diverted from the construction of our hotels. If we are not able to generate enough cash to pay for our expansion projects, our projects may be delayed and we may need to find additional sources of funds, which may not be available on terms acceptable to us, if at all. Further, if we incur additional debt to cover the cost of our expansion projects, risks related to our indebtedness could intensify. If we cannot generate enough cash or find alternative sources of funding to expand our operations, our business, financial condition and results of operations could be materially adversely affected and we may not be able to make payments on the senior notes.

We have limited experience operating casinos and hotels in Western New York.

While our current senior management has over 100 years of combined experience managing significant gaming facilities with hotels, our casinos have been in operation since December 31, 2002 and May 1, 2004, respectively, and we do not have experience operating a hotel in Niagara Falls or Salamanca, New York. Our expansion plans include opening an additional casino in Western New York and the addition of a luxury hotel and other amenities for Seneca Niagara Casino and a resort hotel for Seneca Allegany Casino. We may experience difficulties in operating more than one casino in a limited geographic region. Further, the addition of two hotels and other new and untested amenities to our existing casinos have many of the same risks inherent in the establishment of a new business enterprise since we have no operating history in those activities. We may not be able to timely identify or anticipate all of the material risks associated with operating that business or additional casinos. Our lack of operating history in these new ventures may adversely affect our future operating results, ability to generate adequate cash flow and ability to make payments on the senior notes.

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

Although the recent litigation challenging the validity of our Compact and our right to conduct Class III gaming in New York State was unsuccessful, the validity of our Compact and our right to conduct Class III gaming in New York State could still be challenged or otherwise adversely affected.

In October 2001, the New York Legislature passed Chapter 383 of the Laws of 2001, or Chapter 383, which allowed Governor Pataki to enter into a gaming compact with the Seneca Nation of Indians and to enter into gaming compacts with other Indian tribes for the establishment of three additional casinos in the Catskills. Chapter 383 also approved the installation of VGMs at certain racetracks.

In January 2002, two actions were filed in the Supreme Court of the State of New York, County of Albany, challenging legislation that, among other things, authorized the Governor of New York to execute tribal-state gaming compacts, approved the use of slot machines as games of chance, approved the use of video lottery terminals at racetracks and authorized the participation of New York State in a multi-state lottery. The actions are captioned Dalton v. Pataki, et al., and Karr v. Pataki, et al. Plaintiffs sought a judgment declaring the legislation unconstitutional and enjoining its implementation. These two cases were consolidated and we refer to both cases below as Dalton v. Pataki.

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

On May 3, 2005, the New York Court of Appeals held the legislation (including the licensing of VGMs to racetracks) to be constitutional. In July 2005, the New York Court of Appeals, the State’s highest court, denied a motion to rehear the case.  Appellants filed a writ of certiorari seeking review by the United States Supreme Court.  On November 28, 2005, the United States Supreme Court denied the writ.

Although we can provide no assurance, we believe that any change in New York law will not retroactively invalidate what the State has agreed to in the Compact. If New York State were to make various forms of gaming illegal or against public policy (or the courts were to similarly rule), or otherwise to take a legal position adverse to SGC, such actions could have a material adverse effect on our ability to conduct our gaming operations as currently conducted.

If our ability to operate Class III gaming facilities on land held in restricted fee were successfully challenged, it would have a material adverse effect on our ability to conduct gaming operations in Niagara Falls and Erie County pursuant to the Compact.

The Compact authorizes the Nation to use funds appropriated under the Seneca Nation Land Claims Settlement Act, or SNLCSA, to acquire parcels of land in Niagara Falls and Erie County for gaming purposes. In 1990, Congress enacted SNLCSA, which provides the Nation with fair compensation for use of its land and for the impact on the Nation from prior lease arrangements in the City of Salamanca, New York. The funds appropriated under the SNLCSA are available for the Nation to acquire additional land, which could be placed into restricted fee status. As previously determined by the U.S. Secretary of the Interior, the Nation possesses jurisdiction over lands placed into restricted fee status pursuant to SNLCSA, and such lands constitute gaming eligible Indian lands as defined by the Indian Gaming Regulatory Act, or IGRA. While we believe that there is substantial support for the Secretary’s determination that lands placed into restricted fee pursuant to SNLCSA qualify as gaming eligible Indian lands as defined by IGRA, including the lands upon which Seneca Niagara Casino is located, it is possible that some person or group could successfully challenge the Secretary’s conclusion that the Nation is authorized to use such land for gaming purposes pursuant to IGRA.

If the Secretary’s determination that the Nation is authorized to use such land for gaming purposes pursuant to IGRA were successfully challenged, the Nation would be unable to conduct any gaming under IGRA at its current gaming facility in Niagara Falls or proposed gaming facility in Erie County. However, such an adverse determination would not affect the ability of the Nation to operate its Seneca Allegany Casino, which is located on existing Nation reservation territory.

In May 2005, a petition was filed by Daniel T. Warren before the NIGC claiming that the land acquired by the Nation in Niagara Falls and proposed to be acquired in Erie County do not fall within the “discretionary grant” or “settlement lands” exemptions to the IGRA prohibition of Class III gaming on Indian land and requesting that gaming on such lands be declared illegal.  While the Nation believes that this petition is without merit, there can be no assurance that the petitioner’s claim will not be granted.

We may not be able to acquire the remaining approximate 24 acres of the approximate 50 acres in the City of Niagara Falls, New York, designated by New York State under the Compact for ownership by the Nation.

Consistent with the terms of the Compact, we intend to acquire the remaining approximate 24 acres of the approximate 50 acres in the City of Niagara Falls, New York, designated by New York State under the Compact for ownership by the Nation.  Also consistent with the terms of the Compact, the New York State Urban Development Corporation d/b/a Empire State Development Corporation, or ESDC, is assisting the Nation in acquiring this land from property owners, including through the exercise of the power of eminent domain.  The ESDC recently issued and published its Determinations and Findings pursuant to the New York Eminent Domain Procedure Law Section 204 in connection with the acquisition of the remaining land through the power of eminent domain.  There can be no assurance that ESDC will be successful in acquiring the land through condemnation proceedings.  In connection with the condemnation proceedings, two parties have challenged such proceedings, and we can provide no assurance that such challenges will not be successful.  Failure to acquire the additional land could adversely impact our future operations.

Terrorism and war may directly or indirectly harm our business.

The strength and profitability of our business will depend on consumer demand for casino resorts in general and for the type of luxury amenities Seneca Niagara Casino offers. Changes in consumer preferences or discretionary consumer spending could harm our business. The terrorist attacks of September 11, 2001 and ongoing terrorist and war activities in the United States and elsewhere, have had a negative impact on travel and leisure expenditures, including lodging, gaming and tourism. We cannot predict the extent to which terrorist activities may continue to affect us, directly or indirectly, in the future. An extended period of reduced discretionary spending and/or disruptions or declines in travel, conferences and conventions could significantly harm our operations.

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

The entity that is managing the construction of our existing luxury hotel and casino expansion projects is a newly-formed entity with limited operating experience and limited experience in construction management.

Seneca Construction Management Corporation, or SCMC, is a newly-formed entity organized for the purpose of managing construction projects.  We have entered into a construction management agreement with SCMC in connection with each of the Seneca Allegany Casino hotel and casino and Seneca Niagara Casino luxury hotel expansion projects.  Although SCMC has hired key personnel who are knowledgeable and experienced in managing large construction projects, SCMC, as a newly-formed entity, has very limited experience in overseeing and managing construction projects.  SCMC may not be able to identify or anticipate all material risks related to managing our construction projects, which could adversely affect our ability to timely and successfully develop and construct these projects as well as our business and results of operations.

A change in our current tax-exempt status could have a material adverse effect on our ability to repay our obligations under the senior notes.

A change in our current tax-exempt status could have a material adverse effect on our ability to repay our obligations under the senior notes. Based on our current interpretations of federal tax law, we will continue to treat our income as not being subject to federal income tax. However, we have not sought a private letter ruling from the Internal Revenue Service, or the IRS, confirming that interpretation.

SGC and each of its subsidiaries are instrumentalities of the Nation’s government and chartered under the laws of the Nation. Under current law, the Nation is not subject to federal income tax and we do not believe that SGC or the Guarantors, as instrumentalities of the Nation’s government, are so subject. The IRS, prior to 1996, took the position that tribal corporations wholly owned by a tribe were treated the same as the tribe and not subject to federal income tax. However, in 1996, the IRS publicly announced that it was taking the issue under submission and intended to study it further, and did not state whether any such future guidance would be prospective only or be retroactive. When the IRS changed its position on the federal tax status of state chartered corporations wholly owned by a tribe (stating that such entities were taxable), it made such change prospective and provided a transition period with retroactive relief if the form of the corporation was modified. Following the IRS public announcement in 1996, some tribal corporations have obtained private letter rulings from the IRS to the effect that their operations would not be subject to federal income tax. Private letter rulings cannot be relied upon by other taxpayers. As of the date of this Annual Report, the IRS had not issued definitive guidance upon which we could rely as to whether it agreed or disagreed that tribal corporations are subject to federal income tax, or, if subject to federal income tax in some circumstances and not others, the circumstances in which a tribal corporation would be subject to federal income tax. Consequently, there is no controlling legal authority that supports or is contrary to our position that we are not subject to federal income tax. If our interpretations are incorrect, or if the applicable tax law changes in this regard, our cash flow and ability to service our obligations under the senior notes may be adversely affected.

Efforts have been made in Congress over the past several years to tax the income of tribal business enterprises. These have included a House of Representatives bill that would have taxed gaming income earned by Indian tribes as business income subject to corporate tax rates. Although that legislation has not been enacted, similar legislation could be enacted in the future. Any future legislation permitting the taxation of the Nation or our business could have a material adverse effect on our business, financial condition, results of operations or ability to pay our obligations under the senior notes.

Any adverse changes in the laws regulating our gaming operations or failure to maintain licenses required under gaming laws and regulations and other permits and approvals required under applicable laws and regulations could have a material adverse effect on our ability to conduct gaming operations and on our ability to fulfill our obligations under the senior notes.

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

Currently, the operation of all gaming on Indian lands is subject to IGRA. For the past several years, legislation has been introduced in Congress designed to address numerous perceived problems with this Act. Most of the proposals that have been seriously considered would be prospective in effect and have contained clauses that would grandfather existing Indian gaming operations such as Seneca Niagara Casino. However, certain legislative acts have also proposed repealing many of the provisions of IGRA. While none of the substantive proposed amendments to IGRA has proceeded out of committee hearings to a vote by either house of Congress, we cannot predict the success of future legislative acts. Changes in applicable laws and regulations or an increase in the cost of compliance with applicable laws and regulations could limit or materially affect the types of gaming that we may offer and the revenue our operations generate. Furthermore, if Congress enacted legislation that was applied retroactively, our ability to meet our outstanding debt obligations could be adversely affected.

Under the Compact and federal, state and Nation law we are required to maintain certain licenses, permits and approvals in order to conduct gaming operations. Failure to maintain such licenses, permits and approvals could have a material adverse affect on our ability to conduct gaming operations and on our ability to make payment on our obligations under the senior notes.

Changes in the membership of the Council, its policies or the Nation’s constitution could adversely affect our operations.

The Nation is governed by a Council, consisting of sixteen members, of which eight members are elected from each of the two principal Territories. Councillors are elected to four-year terms, which are staggered. The Nation holds an election every two years for its three executive branch officers: the President, the Treasurer and the Clerk. These officers alternate between the two principal Territories. The next election of the executive branch officers and eight Council members will take place in November 2006. If there is a significant change in the composition of the Council, the new Council may not pursue the same agenda or goals as the current government, in particular with respect to us, our expansion project or compliance with the Compact and our other obligations including the covenants contained in the Indenture (including, but not limited to, timely payment of the exclusivity fee and our public filings). In addition, the Council acts by majority vote and with respect to any issue or policy, a change in views by one or more members could result in a change in the policy adopted by the Council. Changes in the Council or its policies could result in significant changes in our structure or operations or in our planned expansion. In addition, the Council appoints the members of SGC’s board of directors. The Council may also remove a member of SGC’s board of directors for cause either upon the recommendation of a majority of SGC’s board of directors, or upon its own initiative with a vote of at least twelve Councillors. The term cause has not been defined in SGC’s charter or in Nation law, and therefore, we do not know how this term will be interpreted. As a result, a change in the membership or views of existing members of Council adverse to the existing board or management could result in a change in SGC’s board of directors and potentially in SGC’s management. Any such changes could adversely affect our business plan or otherwise result in a material adverse effect in our business, financial condition, results of operations or ability to make payments on the senior notes. See “Directors and Executive Officers of the Registrant” for a discussion regarding the more active role the new Seneca government has taken in managing our affairs.

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

Pursuant to the Compact, the Nation may acquire property and establish gaming facilities in the City of Niagara Falls within the boundaries of the approximately 50 acre area of land described in Appendix I of the Compact and designated as land to be developed by the Nation in connection with the Nation’s gaming facilities. The Compact also authorizes the Nation to establish a gaming facility in Erie County and one on the Nation’s Allegany Territory. The Compact authorizes the Nation to use funds appropriated under the SNLCSA to acquire parcels of land in Niagara Falls and Erie County for gaming purposes.

As of September 30, 2005, the Nation had acquired approximately 24 acres (of the approximate 50 acre area of land described in Appendix I of the Compact) with funds appropriated under the SNLCSA in Niagara Falls. By operation of federal law, these lands and other parcels that may be acquired in the future pursuant to the SNLCSA (whether in Niagara Falls or Erie) are subject to restrictions against alienation, constitute Indian country subject to the jurisdiction of the Nation, and qualify as gaming eligible Indian lands pursuant to IGRA. Seneca Niagara Casino, its 2,300 space parking garage and the luxury hotel under construction are situated on the Nation’s restricted fee lands.  The Nation intends to acquire the remaining acres (of the approximately 50 acre area of land described in Appendix I of the Compact) pursuant to the Compact.

As of December 28, 2005, SNFGC has acquired, at a cost of $7.9 million, approximately two acres of the remaining approximate 26 acres of the approximate 50 acres in the City of Niagara Falls, New York, designated by New York State under the Compact for ownership by the Nation, thus reducing the remaining acreage from 26 to 24 acres.  These properties have not been distributed to the Nation.

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

Seneca Buffalo Creek Casino.    On October 3, 2005, the Nation acquired approximately nine acres of land located within two city blocks in the historic waterfront district of downtown Buffalo, designating these nine acres as the Erie County gaming site for purposes of the Compact.  We commenced construction of our Erie County gaming facility on these nine acres in downtown Buffalo on December 8, 2005.  The approximate nine acres acquired in Erie County were acquired with funds appropriated under the SNLCSA.

Irving, New York.  SGC owns approximately 113 acres in Irving, New York.  This acreage is not currently being used in our gaming operations.

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

In January 2002, two actions were filed in the Supreme Court of the State of New York, County of Albany, challenging legislation that, among other things, authorized the Governor of New York to execute tribal-state gaming compacts, approved the use of slot machines as games of chance, approved the use of VGMs at racetracks and authorized the participation of New York State in a multi-state lottery. The actions are captioned Dalton v. Pataki, et al., and Karr v. Pataki, et al. Plaintiffs sought a judgment declaring the legislation unconstitutional and enjoining its implementation. These two cases were consolidated and we refer to both cases below as Dalton v. Pataki (5 N.Y. 3rd 243 (N.Y. 2005), petition for cert. filed 74 USLW 3162 (Sept. 16, 2005) (NO.05-361)).

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

On May 3, 2005, the New York Court of Appeals held the legislation (including the licensing of VGMs to racetracks) to be constitutional. In July 2005, the New York Court of Appeals, the State’s highest court, denied a motion to rehear the case.  Appellants filed a writ of certiorari seeking review by the United States Supreme Court.  On November 28, 2005, the United States Supreme Court denied the writ.

Although we can provide no assurance, we believe that any change in New York law will not retroactively invalidate what the State has agreed to in the Compact. If New York State were to make various forms of gaming illegal or against public policy (or the courts were to similarly rule), or otherwise to take a legal position adverse to SGC, such actions could have a material adverse effect on our ability to conduct our gaming operations as currently conducted.

The Compact provides that the Nation may acquire property and establish a gaming facility in Erie County, at a location in the City of Buffalo to be determined by the Nation, or at such other site as may be determined by the Nation in the event a site in the City of Buffalo is rejected by the Nation for any reason. In May 2004, various parties, including the Mayor of the City of Buffalo, filed a complaint against Governor Pataki, New York State, the Town of Cheektowaga and Uniland to prohibit the sale of the Cheektowaga Site to us on the basis that the Nation’s ability, pursuant to the Compact, to locate a Class III gaming facility anywhere in Erie County in the event a site in the City of Buffalo is rejected by the Nation for any reason is unconstitutional. On June 16, 2004, Justice Makowski of the Supreme Court of the State of New York agreed with the plaintiffs and held (Huron v Pataki, 5 Misc. 3d 648, 785 N.Y.S. 2d 827 (N.Y. Sup. Erie County, 2004)) that the Compact provision allowing the Nation to locate a Class III gaming facility in Erie County outside the City of Buffalo is unconstitutional. The Court’s decision further permanently restrained and enjoined (1) Governor Pataki and New York State from any action or activity that would assist the Nation in owning and operating a Class III gaming casino in Erie County other than the City of Buffalo and (2) Uniland from the sale or transfer of the Cheektowaga Site to us.  On April 27, 2005, the Town of Cheektowaga filed a brief to appeal the Supreme Court decision.  On November 10, 2005, the Fourth Appellate Division ruled unanimously against the Town of Cheektowaga’s appeal (for the reasons stated in the Court’s opinion at 5 Misc. 3d 648).

In connection with this litigation, on May 25, 2005, the Supreme Court of the State of New York issued an order (Concern, Inc. v. Pataki, 7 Misc. 3d 1030(A), 2005 WL 1310478 (N.Y. Sup. Erie County)) requiring New York State to comply with the requirements of SEQRA, which includes preparing an environmental impact statement in respect of the Cheektowaga Site and the proposed acquisition and development of the casino before any further actions may be taken in respect of (a) constructing, maintaining or operating a Class III gaming facility on the Cheektowaga Site or (b) the sale of the Cheektowaga Site to the Nation for such purposes.  On August 22, 2005, New York State filed a notice of appeal.  As a result of the ongoing litigation referenced above and time deadlines set forth in the Compact, on October 3, 2005 the Nation acquired approximately nine acres of land in the historic waterfront district of downtown Buffalo.  We commenced construction of our Erie County gaming facility on these nine acres on December 8, 2005.

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

On August 24, 2005, SNFGC filed a complaint against Klewin and BankNorth, as joint defendants, in the Superior Court for the Judicial District of New London, Connecticut. The suit was filed to obtain immediate injunctive relief in conjunction with a pending demand for arbitration by SNFGC related to Klewin ‘s failure to make required payments to the subcontractors for the construction of Seneca Niagara Casino’s new luxury hotel. SNFGC filed the complaint in order to enjoin the defendants from utilizing approximately $14.6 million paid by SNFGC into an account with BankNorth in the name of Klewin, which was set up by SNFGC principally for the purpose of paying Klewin’s subcontractors (including the architect) on the construction project. SNFGC was subsequently informed by Klewin that approximately $14.6 million paid by SNFGC into the account was “swept” by BankNorth and, as a result, several subcontractors (including the architect) were not paid by Klewin. Among other things, the complaint seeks temporary and permanent injunctive relief requiring that the defendants return to the account the approximate $14.6 million that has been removed from that account and temporary and permanent injunctive relief enjoining defendants from utilizing the approximate $14.6 million that has been removed from the account, other than for payment of Klewin’s subcontractors on the construction projects.  We subsequently advanced funds directly to the architect and to SCMC for payment to the remaining subcontractors.

On August 25, 2005, the parties appeared before the court and agreed to a stipulated immediate order freezing the remaining balance of approximately $5.5 million in the account pending a hearing on SNFGC’s application for temporary and permanent injunctive relief, subject to limited draw rights of not more than $350,000 per week permitted to Klewin for its operating expenses pursuant to a budget to be submitted by Klewin weekly. We intend to seek recovery of all amounts already withdrawn from the account, except to the extent disbursed for appropriate purposes. On September 14, 2005, Klewin filed an Application for Immediate Temporary Injunction seeking a temporary injunction prohibiting us from using design and construction documents and appropriating Klewin employees.  Klewin has also asserted counterclaims alleging, among other matters, tortious interference with their business.  A hearing related to these counterclaims and the temporary injunction was held on November 22, 2005 and on November 30, 2005, the Court granted our motion to dismiss Klewin’s counterclaims and Application for Immediate Temporary Injunction.  Klewin has filed an appeal.  On November 23, 2005, BankNorth filed an answer asserting, among other matters, certain counterclaims including the request for a declaratory judgment to the effect that they would be permitted to retain approximately $9.1 million of the $14.6 million swept from the Klewin account.  We have filed a new action against BankNorth alleging, among other matters, diversion of trust funds in violation of Section 77 of the New York Lien Law and conversion.  We can provide no assurance that we will be able to recover all or any portion of the approximate $14.6 million.  Reference is made to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary” for further discussion regarding the Klewin matter.  The docket number for the Connecticut proceeding is CV05-4004218 and the Judge is the Honorable Seymour L. Hendel.  We are advised that the stipulation order was placed on the record and may not be on file and available.

Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Not Applicable.

Item 6. Selected Financial Data

The Nation established Seneca Gaming Corporation as a wholly owned entity to operate all of the Nation’s Class III gaming and resort-related activities. The selected consolidated financial data set forth below as of and for the period ended September 30, 2002 and as of and for the fiscal years ended September 30, 2003, September 30, 2004 and September 30, 2005 have been derived from our audited financial statements included in this Annual Report.  This information should be read with our financial statements and the related notes included in this Annual Report beginning on page F-1. You should also read the following information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Period from Inception to September 30,	Fiscal Year Ended September 30,
	2002	2003		2004		2005
	(dollars in thousands)
Statement of Operations Data:
Revenues:
Gaming	$—	$184,332		$337,536		$440,156
Food and beverage	—	16,158		31,358		41,689
Retail and other	—	4,823		11,797		16,955

Gross revenues	—	205,313		380,691		498,800
Less: Promotional allowances	—	(9,557)		(24,295)		(49,647)

Net revenues	—	195,756		356,396		449,153
Expenses:
Gaming	—	53,686		92,531		114,746
Food and beverage	—	15,856		26,387		34,877
Retail, entertainment and other	—	2,732		7,184		10,418
Advertising, general and administrative	—	42,176		91,552		117,188
Pre-opening costs	2,961	7,155		4,228		1,509
Depreciation and amortization	—	8,723		17,638		26,295

Total operating expenses	2,961	130,328		239,520		305,033
Operating income (loss)	(2,961)	65,428		116,876		144,120
Other income and (expense):
Non-recurring construction charge	—	—		—		(13,301)
Interest income	—	44		1,535		5,116
Interest expense	—	(15,515)		(33,702)		(90,366)

Net other expense	—	(15,471)		(32,167)		(98,551)

Net income (loss)	$(2,961)	$49,957		$84,709		$45,569

Other Financial Data:
EBITDA(1)	$(2,961)	$74,151		$134,514		$157,114
Cash provided by (used in) operating activities	(69)	97,720		143,803		47,652
Cash used in investing activities	(39)	(118,963)		(238,703)		(192,147)
Cash provided by financing activities	240	80,739		246,867		75,367
Capital expenditures and payments for land acquisitions and other assets	39	118,963		180,740		172,684
Ratio of earnings to fixed charges(2)	—	3.9	x	3.4	x	1.4	x

	As of September 30,
	2002	2003	2004	2005
	(dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$132	$59,628	$211,595	$142,467
Total assets	2,883	181,749	584,056	698,848
Total liabilities	5,844	134,753	497,369	589,423
Total capital	$(2,961)	$46,996	$86,687	$109,425

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

EBITDA includes pre-opening costs of approximately $3.0 million, $7.2 million, $4.2 million, and $1.5 million for the period from inception to September 30, 2002, the fiscal year ended September 30, 2003, the fiscal year ended September 30, 2004, and the fiscal year ended September 30, 2005, respectively.

The following table sets forth a reconciliation of net income to EBITDA, which management believes is the most nearly equivalent measure under U.S. generally accepted accounting principles. The adjustments set forth below are those relevant to the periods presented.

	Period from Inception to September 30,	Fiscal Year Ended September 30,
	2002	2003	2004	2005
	(dollars in thousands)
Net income (loss)	$(2,961)	$49,957	$84,709	$45,569
Depreciation and amortization	—	8,723	17,638	26,295
Net interest expense	—	15,471	32,167	85,250

EBITDA	$(2,961)	$74,151	$134,514	$157,114

(2)      The ratio of earnings to fixed charges is computed by dividing earnings by fixed charges. For purposes of determining the ratio of earnings to fixed charges, the term “earnings” is the amount resulting from adding (i) net income, (ii) fixed charges and (iii) amortization of capitalized interest, less the amount of interest capitalized. The term “fixed charges” is the amount resulting from adding (i) interest expense whether expensed or capitalized, and (ii) the amortization of debt financing costs.  Note that for the fiscal year ended September 30, 2005, this ratio includes the effect of a $49.2 million charge to earnings, recorded as interest expense, relating to the early extinguishment of the Term Loan, and a non-recurring charge to earnings relating to the Klewin matter, as discussed below.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with the section titled “Selected Consolidated Financial and Other Data” and the financial statements and related notes included elsewhere in this Annual Report. References herein to years are to fiscal years of Seneca Gaming Corporation unless otherwise noted. Our fiscal year is from October 1 through September 30.

Overview

Seneca Gaming Corporation is wholly owned by the Seneca Nation of Indians of New York and chartered to manage and direct all of the Nation’s Class III gaming operations. The Nation entered into a Compact with New York State on August 18, 2002 that provides the Nation with the right to establish and operate three Class III gaming facilities in Western New York. We opened our first Class III gaming facility on Nation Territory in the City of Niagara Falls, New York on December 31, 2002, featuring principally Class III slot machines and table games. This facility is operated by our wholly owned subsidiary SNFGC. From August 1, 2002 to September 30, 2002, SNFGC operated as a development stage company and devoted its efforts to obtaining regulatory and governmental approvals, securing financing, recruiting and training employees and overseeing the renovation of the Niagara Falls Convention and Civic Center. On May 1, 2004, we opened our second Class III gaming facility, Seneca Allegany Casino, on the Nation’s Territory in the City of Salamanca, New York. This facility features Class III slot machines and table games. We formed STGC on September 20, 2003 as a wholly owned subsidiary to operate this facility. Please note that our Selected Consolidated Financial and Other Data, the financial statements and related notes included elsewhere in this report and the following discussion and analysis only include 17 months of operating results for Seneca Allegany Casino.

Given our short operating history and limited operations at SNFGC in the fiscal year ended September 30, 2002, we believe comparisons between the fiscal year ended September 30, 2003 and the fiscal year ended September 30, 2002, are not meaningful. Therefore, these comparisons are not discussed below. Also, since our Seneca Allegany Casino was open for only five months during the fiscal year ended September 30, 2004, comparisons between the fiscal year ended September 30, 2004 and September 30, 2005 are less meaningful in some respects.

Under the Compact, the Nation has the right to establish and operate a third Class III gaming facility in Erie County, New York.  If the Nation had failed to commence construction of a Class III gaming facility in Erie County by December 9, 2005, the Nation’s exclusive right under the Compact to own and operate a Class III gaming facility in Erie County could have terminated, and if the Nation fails to commence Class III gaming operations in Erie County by December 9, 2007, the Nation’s exclusive right under the Compact to own and operate a Class III gaming facility in Erie County may terminate. As a result of the Cheektowaga Site litigation and time deadlines set forth in the Compact and referenced above, on October 3, 2005 the Nation acquired approximately nine acres of land in the historic waterfront district of downtown Buffalo.  We commenced construction of our Erie County gaming facility on these nine acres on December 8, 2005.

Executive Summary

Our Current Operations.    We currently operate two Class III gaming facilities, Seneca Niagara Casino, in the City of Niagara Falls, New York, and Seneca Allegany Casino, in the City of Salamanca, New York. Our casino operations include gaming, dining, entertainment and retail. For the fiscal years ended September 30, 2004 and September 30, 2005, approximately 93% and 94%, respectively, of our net revenue was derived from our Class III gaming activities.

Key Performance Indicators.    Our operating results are dependent on the volume of profitable patrons at our casinos and our ability to attract them for repeat visits.

Seneca Niagara Casino.    Seneca Niagara Casino currently relies primarily on drive-in and bus patrons from the Buffalo, Niagara Falls, and Rochester areas in New York and secondarily from Erie, Pennsylvania, Ohio and other parts of New York. Since opening on December 31, 2002, Seneca Niagara Casino has experienced steady growth in its patron base. We believe that the proposed expansion of Seneca Niagara Casino, including the addition of our luxury hotel and other amenities, will enable us to increase profitable patron volume and gaming activity, extend our geographic penetration and appeal to a more diverse demographic base. The first phase of this expansion is expected to open by December 30, 2005, and will add over 35,000 square feet of gaming space, approximately 300 rooms, and various amenities.

As of September 30, 2005, we had paid for substantially all of our completed expansion projects out of cash flow from operations. Our completed expansion projects include the addition of Turtle Island, a non-smoking casino room, the Blue Heron Club, a gaming salon designed exclusively for high stakes table game patrons, a new 2,300-space parking garage, and the Western Door, an upscale steakhouse. In May 2004, we opened a non-smoking poker room with sixteen tables. In June 2004, we opened our “Pennies From Heaven” slot room located on the mezzanine level overlooking our main casino, adding approximately 6,600 square feet of gaming space and 242 additional ticketed slot machines. In addition, this project added approximately 7,800 square feet of banquet space for up to 350 patrons.

In October 2003, we entered into a guaranteed maximum price contract covering all major elements of the design and construction of the luxury hotel with Klewin, as construction manager responsible for contract procurement, daily oversight and adherence to the expansion project schedule and budget. On August 30, 2005, the board of directors of SNFGC authorized the termination of the design/build construction contract with Klewin after receiving notice by Klewin on August 29, 2005 that, effective August 30, 2005, it was terminating the employment of all of its workforce connected with the Seneca Niagara Casino expansion project, resulting in Klewin effectively abandoning the expansion project.

Prior to authorizing the termination of Klewin, on August 24, 2005, SNFGC filed a complaint against Klewin and BankNorth, as joint defendants, in the Superior Court for the Judicial District of New London, Connecticut, in connection with approximately $14.6 million that was paid by SNFGC into an account with BankNorth maintained by Klewin principally for the benefit of the subcontractors, including the architect, on the Seneca Niagara Casino expansion project (approximately $11.25 million was for the benefit of such subcontractors on the Seneca Niagara Casino expansion project and substantially all of the balance was for the benefit of subcontractors on the Seneca Allegany Casino expansion projects). The account was subsequently “swept” by BankNorth, and, as a result, substantially all of the subcontractors who were entitled to the approximate $14.6 million wired by SNFGC to Klewin for the benefit of such subcontractors were not paid by Klewin, and this non-payment provided another ground for termination of Klewin.  We have advanced approximately $900,000 to the architect and approximately $13.7 million to SCMC and SCMC has paid such $13.7 million to the remaining unpaid subcontractors in exchange for assignments by the architect to us and by such subcontractors to SCMC (and then by SCMC to us) of their respective claims against Klewin.  Although we are vigorously seeking recovery through legal proceedings, we can provide no assurance that we will be able to recover from Klewin all or any portion of the approximate $14.6 million.  As a result, we have recorded a $13.3 million charge to earnings relating to amounts unrecovered as of September 30, 2005, net of approximately $1.3 million in management fees and other amounts due to Klewin.  On September 14, 2005, Klewin filed an Application for Immediate Temporary Injunction seeking a temporary injunction prohibiting us from using design and construction documents and appropriating Klewin employees.  Klewin has also asserted counterclaims alleging, among other matters, tortious interference with their business.  On November 30, 2005, the Court granted our motion to dismiss Klewin’s counterclaims and Application for Immediate Temporary Injunction.  Klewin has filed an appeal.  BankNorth has also asserted counterclaims and we have filed a new action against BankNorth.  Reference is made to “Legal Proceedings” for further discussion regarding this litigation with Klewin.

In connection with the termination of the luxury hotel design/build construction contract, the board of directors of SNFGC authorized senior management to commence discussions with SCMC to enter into a definitive agreement to complete the Seneca Niagara Casino expansion project.  The board of directors also authorized SNFGC to immediately engage SCMC to manage the Seneca Niagara Casino expansion project while such definitive agreement is negotiated and finalized.  We do not currently anticipate that the termination of the luxury hotel design/build construction contract with Klewin will materially adversely affect our ability to complete construction of the Seneca Niagara Casino expansion project on schedule.  Work on the project continues.  We opened substantially all public areas and the first 10 floors of rooms on December 15, 2005, and expect to complete the project by March 31, 2006.

We had previously expected the total cost of constructing and equipping our 604-room luxury hotel to be approximately $200.0 million, which included $153.0 million in construction costs under the guaranteed maximum fixed price design/build construction contract with Klewin, and approximately $47.0 million for furniture, fixtures and equipment. Prior to our filing the complaint against Klewin, Klewin orally advised us that construction costs could exceed the guaranteed maximum contract sum of $153.0 million. We currently expect that the total cost of constructing and equipping the luxury hotel will be from $235.0 million to $240.0 million, including construction costs of from $177.0 million to $180.0 million.  The expected increase in construction costs is due to factors that existed prior to our termination of Klewin and, as a result, such expected increase is not due to the termination of Klewin (although in light of our position that the contract was a maximum price contract, the termination of the contract with Klewin could be deemed to have triggered the expected increase in construction costs).  The financial impact of any additional construction costs over the initial estimate of $153.0 million will be reflected as additional depreciation expense on our future statements of income.  Based on our analysis of projected future cash flows from this project, the present value of future cash flows should be sufficient to cover the fair market value of the improvements, and as such, we do not expect any impairment charge to be necessary in relation to the additional cost of construction.

Seneca Allegany Casino.    Since its opening on May 1, 2004, Seneca Allegany Casino has experienced steady growth in its patron base, net revenue, and profitability. Seneca Allegany Casino has attracted patrons from the southern portion of Western New York, Erie and Pittsburgh, Pennsylvania and Ohio. From opening through September 30, 2005, approximately 65% of its patrons have come from outside New York State.

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

On November 2, 2004, the Nation held an election for its three Executive Branch officers, the President (Chief Executive Officer), Treasurer (Chief Financial Officer) and the Clerk, and 8 of the 16 members of its legislative branch, or the Council. As part of the initial actions taken by the new government at its first Council meeting on November 13, 2004, it appointed a Class II Management Committee to develop policies and procedures to govern the Nation’s Class II Facilities located on its Allegany Territory, which include our operation of the Seneca Allegany Class II Facility. The November 13, 2004 resolutions further provide that all revenues generated by the Nation’s Class II facilities shall be transferred directly to the Nation instead of to us. Through subsequent discussions with executive officers of the Nation, we were informed that, notwithstanding the foregoing resolutions, the Council wanted the Seneca Allegany Class II Facility transferred to the Nation as of January 1, 2005. We were subsequently informed by the Tribal Executives that these resolutions were intended to include the transfer of all Class II operations back to the Nation, which include our poker operations, a Class II game, at the Seneca Niagara Casino and Seneca Allegany Casino.

As of January 1, 2005, we transferred Seneca Allegany Class II operations to the Nation. We opened the Seneca Allegany Class II Facility on May 1, 2004. During the five months ended September 30, 2004 and the fiscal year ended September 30, 2005, we invested approximately $2.1 million and $0.4 million, respectively, in renovating and upgrading the Seneca Allegany Class II Facility and received approximately $2.5 million and $1.4 million, respectively, of net revenue from this facility during these periods.

As of January 1, 2005, separate management selected by the Nation runs the poker operations at the Seneca Niagara Casino and Seneca Allegany Casino.  The related leases cover the costs, among other things, of rental and services provided by us, including accounting, and food and beverage. We opened the poker rooms at the Seneca Niagara Casino and Seneca Allegany Class II Facility on May 14, 2004 and May 1, 2004, respectively. We did not open a poker room at the Seneca Allegany Casino until October 1, 2004. From the opening of the poker rooms at Seneca Niagara Casino and Seneca Allegany Class II Facility through September 30, 2004, and for the fiscal year ended September 30, 2005, we received approximately $2.7 million and $2.0 million, respectively, of net poker revenue.

The transfer of the Class II operations as of January 1, 2005 is consistent with our understanding of the Council’s intent that we manage and operate the Nation’s Class III operations and that the Council, through Seneca Gaming and Entertainment, directly manages and operates the Nation’s Class II operations as it has historically done.

We recorded in January 2005 the value of the improvements, video lottery terminals, and other costs we incurred to improve the Seneca Allegany Class II Facility of $2.4 million as an equity distribution to the Nation.

In July 2005, we opened our 1,850-space parking garage and we are constructing a 220-room hotel and casino at Seneca Allegany Casino. We believe this expansion is necessary to provide a first-class gaming experience for our patrons and to maintain the competitive position of the facility in light of expected future competition in Pennsylvania.  We currently expect the total cost to complete this expansion project, including the $31.0 million cost of the recently opened parking garage and the cost of furniture, fixtures and equipment, will be from $187.0 million to $198.0 million.  The increase in the original $185.0 million expected total cost for this expansion project is principally attributable to several design changes requested by STGC and the delay in the project caused by such changes, and foundation work being done in anticipation of a possible second hotel tower.  We plan to continue to fund this expansion with cash flows from operations and cash on hand.  We expect to open all public areas and the first few floors of rooms of this hotel and casino in October 2006 and to complete the project by the end of December 2006.  The opening of the garage and hotel was previously delayed due to weather and construction issues. The construction issues related to a portion of the garage being out of acceptable plumb tolerance limits. The remedial work done on the garage by the prior construction manager has not, to date, resulted in any additional cost to us and all costs, to date, have been borne entirely by the prior construction manager.

Also in July 2005, we reached a mutual agreement with Klewin (now alleged by Klewin to have been entered into under duress), the then construction manager of Seneca Allegany Casino’s 220-room hotel and casino, to terminate the design/construction agreement entered into by STGC and Klewin on September 1, 2004 for the construction of the hotel and casino.  In connection with the termination of the agreement, on July 14, 2005, STGC entered into a construction management agreement with SCMC to manage the construction of the hotel and casino at Seneca Allegany Casino.  The expected increase in construction costs for the hotel and casino discussed above was not attributable to the termination of Klewin, and the termination of Klewin on this project is not expected to have any impact on our operations.

We funded all the construction, equipment and pre-opening costs of Seneca Allegany Casino entirely from Seneca Niagara Casino’s free cash flow, in the form of intercompany loans from SGC.

Current, Continued and Future Reliance on Cash Flow. We have purchased the site of our expected future casino in Erie County and intend to fund the maintenance of our facilities and our planned future expansion projects from our cash flow and cash on hand. We currently rely and will continue to rely on our ability to generate cash flow from operations to repay our debt financing.

Seasonality.  As of September 30, 2005, our results of operations had not been seasonal in nature.

Overall Outlook.    As discussed in more detail above, since inception, we have invested heavily in our operations and plan to continue to do so during fiscal 2006.  We believe that investments in additional gaming space and non-gaming amenities at our facilities and our exclusive ability to offer Class III gaming in Western New York, will enable us to capitalize on what we believe is an underserved market in Western New York, Pennsylvania and parts of Ohio.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition, results of operations and liquidity and capital resources are based on our consolidated financial statements. To prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, we must make estimates and assumptions that affect the amounts reported in the consolidated financial statements. We regularly evaluate these estimates and assumptions, particularly in areas we consider to be critical accounting estimates, where changes in the estimates and assumptions could have a material impact on our results of operations, financial position and, to a lesser extent, cash flows. There can be no assurance that actual results will not differ from our estimates. To provide an understanding of the methodology we apply, our significant accounting policies and basis of presentation are summarized in Note 2 to our audited consolidated financial statements included in this Annual Report for the year ended September 30, 2005. We believe the following accounting policies involve a higher degree of management judgment.

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

Self-Insurance Reserves.    We have financial exposure for portions of our employee benefits programs and general liability reserves. We accrue for liabilities based on filed claims and estimates of claims incurred but not reported. In our opinion our accruals to cover these costs are adequate, but actual results may vary from the amount accrued.

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

Regulatory Costs.    We have financial exposure for unbilled regulatory costs related to oversight provided by the New York State Police (State Police).  There is an on-going dispute between the Nation and the State Police as to the appropriate amount of costs that are due to the State Police for their regulatory oversight.  As of September 30, 2005, we have accrued approximately $6.5 million to cover such costs.  In our opinion, this accrual is adequate, but actual results may vary from the amount accrued.

Our analysis of cash flows represents our best estimates at the time of the review. However, changes in these assumptions due to actual market conditions that cause less favorable results than our estimates may result in impairment in the future.

Operating Results

Operating Results

	Fiscal Year Ended September
	2003	2004	2005
	(dollars in thousands)
Net revenue	$195,756	$356,396	$449,153
Operating expenses:
Gaming	53,686	92,531	114,746
Food and beverage	15,856	26,387	34,877
Retail, entertainment and other	2,732	7,184	10,418
Advertising, general and administrative	42,176	91,552	117,188
Pre-opening costs	7,155	4,228	1,509
Depreciation and amortization	8,723	17,638	26,295

Operating income	$65,428	$116,876	$114,120

The most important factors and trends contributing to our operating performance during the fiscal year ended September 30, 2004 and the fiscal year ended September 30, 2005 were:

•    Our ability to successfully market Seneca Niagara Casino and, since its May 1, 2004 opening, Seneca Allegany Casino, to our primary and secondary target markets.

•    Our ability to enroll over 942,000 patrons in our cross-property Seneca Link Player’s Card program, which has increased our ability to use effective direct mail and targeted marketing programs to establish patron loyalty to the Seneca brand at a profitable level.

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

•    Our continued expansion at and reinvestment in both of our properties.

Detailed Revenue Information

	Fiscal Year Ended September 30,
	2003	2004	2005
	(dollars in thousands)
Gaming revenue:
Slots	$147,658	$275,129	$372,116
Table games	36,479	57,045	64,030
Other	195	5,362	4,010

Gaming revenue	184,332	337,536	440,156
Non-gaming revenue:
Food and beverage	16,158	31,358	41,689
Retail, entertainment and other	4,823	11,797	16,955

Non-gaming revenue	20,981	$43,155	58,644
Less promotional allowance	(9,557)	(24,295)	(49,647)

Net revenues	$195,756	$356,396	$449,153

Our gaming revenue for the fiscal year ended September 30, 2005 increased relative to last year due primarily to the opening of Seneca Allegany Casino on May 1, 2004, which added approximately 1,886 slot machines and 24 table games to our operations, the addition of 315 slot machines at Seneca Niagara Casino and continued growth in our patron database. In addition, in July 2004 at Seneca Niagara Casino and in August 2004 at Seneca Allegany Casino, we implemented electronic slot bonusing which are included in slot revenues and promotional allowances.  This program allows us to reward our slot patrons, based on their propensity to game, by providing free slot play directly at the slot machine through the use of their Seneca Link Player’s Card. The free slot play must be played at a slot machine, and cannot be redeemed for cash.  The amount totaled $9.6 million and $1.4 million at Seneca Niagara Casino during fiscal 2005 and 2004, respectively, and $5.7 million and $0.1 million at Seneca Allegany Casino during fiscal 2005 and 2004, respectively.  As of September 30, 2005, our casinos had an aggregate of 103 table games and 5,227 slot machines available to our patrons, representing a net decrease of 18 table games and a net increase of 285 slot machines from September 30, 2004.  During these periods the number of patrons enrolled in our Seneca Link Player’s Card program has steadily increased. As of September 30, 2005, we had over 942,000 patrons enrolled, an increase of approximately 382,000 patrons over the number enrolled at September 30, 2004.

Our net gaming revenue, net of promotional credits of $15.2 million and $1.5 million in 2005 and 2004, respectively,  increased $88.9 million, or 26%, for the fiscal year ended September 30, 2005 relative to the fiscal year ended September 30, 2004.  During the fiscal year ended September 30, 2005, Seneca Niagara Casino’s net gaming revenue increased $0.3 million, while Seneca Allegany Casino accounted for $88.6 million of our increased net gaming revenue for the fiscal year ended September 30, 2005, mainly due to an additional seven months of operations in the current fiscal year.

Our net gaming revenue increased $151.7 million, or 82%, for the fiscal year ended September 30, 2004 relative to the fiscal year ended September 30, 2003.  During the fiscal year ended September 30, 2004, Seneca Niagara Casino net gaming revenue increased $103.8 million, primarily due to an additional three months of operations in fiscal 2004 in relation to fiscal 2003.  Seneca Allegany Casino opened on May 1, 2004 and accounted for $47.9 million of our increased net gaming revenue for the fiscal year ended September 30, 2004.

Our food and beverage revenue and retail revenue have increased in direct relation to our increase in gaming revenue. There is a direct relation of our food and beverage revenue and retail revenue to our gaming revenue because a significant portion of this revenue is from players’ point redemptions.  For the fiscal year ended September 30, 2005, 56% of our food and beverage and 88% of our retail revenue represented players’ point redemptions.  For the fiscal year ended September 30, 2005, food and beverage revenue increased $10.3 million, or 33% to $41.7 million.  Seneca Niagara Casino contributed $2.3 million of the increase due to higher gaming revenue and seven additional months operation of our steakhouse.  Seneca Allegany Casino contributed $8.0 million of the increase, due mainly to an additional seven months of operations during the 2005 fiscal year.  For the fiscal year ended September 30, 2004, approximately 50% of our food and beverage and 85% of our retail revenue represented players’ point redemptions.  For the fiscal year ended September 30, 2004, food and beverage revenue increased $15.2 million, or 94%, to $31.4 million.  For the fiscal year ended September 30, 2004, Seneca Niagara Casino contributed $11.3 million of the increase primarily due to higher gaming revenue, increased utilization of players’ points and the opening in May 2004 of our steakhouse.  Seneca Allegany Casino generated $3.9 million in food and beverage revenue during its five months of operations during the fiscal year ended September 30, 2004.

For the fiscal year ended September 30, 2005, our retail, entertainment and other revenue increased by $5.2 million, or 44% compared to the fiscal year ended September 30, 2004.  The increase was primarily attributable to higher revenue at our Seneca Allegany Casino of $3.4 million due to an additional seven months of operations in 2005, and a $1.8 million increase at Seneca Niagara Casino, due to higher gaming revenue.

For the fiscal year ended September 30, 2004, our retail, entertainment and other revenue increased by $6.9 million, or 145% compared to the fiscal year ended September 30, 2003.  The increase for the fiscal year ended September 30, 2004 was primarily due to higher revenue at our Seneca Niagara Casino of $6.0 million for the fiscal year.

Detailed Operating Expenses Information

	Fiscal Year Ended September 30,
	2003	2004	2005
	(dollars in thousands)
Operating expenses:
Gaming	$53,686	$92,531	$114,746
Food and beverage	15,856	26,387	34,877
Retail, entertainment and other	2,732	7,184	10,418
Advertising, general and administrative	42,176	91,552	117,188
Pre-opening costs	7,155	4,228	1,509
Depreciation and amortization	8,723	17,638	26,295

Operating expenses	$130,328	$239,520	$305,033

The most important factors making up our operating expenses during the fiscal year ended September 30, 2005 and the fiscal year ended September 30, 2004 are the following:

Gaming expenses principally consist of costs incurred from operating our table games and slot machines, of which the primary components are related payroll and employee benefit costs, and the slot exclusivity fee due to New York State pursuant to the Compact. For the fiscal years ended September 30, 2005, 2004 and 2003, the slot exclusivity fee was $67.3 million, $51.6 million and $28.8 million, respectively.  For fiscal years ended September 30, 2005, 2004 and 2003, Seneca Niagara Casino incurred a slot exclusivity fee of $45.0 million, $44.0 million and $28.8 million, respectively.  Seneca Allegany Casino’s share of this expense for the fiscal years ended September 30, 2005, 2004 and 2003 was $22.3 million, $7.6 million and $0, respectively.  The increase in the slot exclusivity fee was attributed to higher slot revenue.  Currently, the exclusivity fee is 18% of the slot machine net drop (money dropped into the machines after payout but before our expenses). This fee will increase to 22% on January 1, 2007 and to 25% on January 1, 2010.

Food and beverage expenses are costs we incur for the operation of our restaurants, snack bars and beverage outlets. The primary components of these expenses are the cost of food and beverages, and related payroll and employee benefit expenses.  For the fiscal year ended September 30, 2005 our food and beverage costs increased $8.5 million, or 32% respectively, from the comparable 2004 period.  This increase was due to the higher food and beverage revenue at both casinos of $10.3 million, along with payroll and other expenses relating to the additional seven months of operation of the steakhouse at Seneca Niagara Casino during fiscal 2005.  For the fiscal year ended September 30, 2004, our food and beverage costs increased $10.5 million, or 66%, from the comparable 2003 period. This increase was primarily due to the higher food and beverage revenue at Seneca Niagara Casino, and costs associated with the May 2004 opening and operating of our steakhouse, and $3.6 million of food and beverage costs at Seneca Allegany Casino incurred since its May 1, 2004 opening.

Retail, entertainment and other expenses represent our costs to operate our retail shops and entertainment offerings. The components of these expenses include related payroll and employee benefit costs, the purchase of products offered for sale in our retail outlets, and contract costs for entertainers.  For the fiscal year ended September 30, 2005 these costs increased approximately $3.2 million, or 44%.  The increase was principally attributable to higher point redemptions by our patrons at Seneca Niagara Casino and Seneca Allegany Casino for retail merchandise, and also to higher revenues at Seneca Allegany Casino due to the additional seven months of operations in fiscal 2005 as compared to 2004.  For the fiscal year ended September 30, 2004, these costs increased approximately $4.5 million, or 163%.  This increase was principally attributable to higher point redemptions by our patrons at Seneca Niagara Casino for retail merchandise.

Advertising, general and administrative expenses are incurred to support our operations.  These expenses consist primarily of related payroll and employee benefits costs, regulatory, advertising, rent, marketing, insurance, legal and energy costs.  For the fiscal year ended September 30, 2005, these expenses were $117.2 million compared to $91.6 million during the same period in 2004.  This represents an increase of $25.6 million, or 28%.  The increase was mainly due to a $27.2 million increase at Seneca Allegany Casino attributable to an additional seven months of operations during 2005.  For the fiscal year ended September 30, 2005, regulatory costs increased $5.0 million or 44.6%.  In addition, we made lease payments to the Nation for the land upon which we operate Seneca Niagara Casino and Seneca Allegany Casino totaling $26.8 million and $15.8 million during the fiscal years ended September 30, 2005 and 2004, respectively.  Seneca Niagara Casino advertising, general and administrative expenses decreased $2.5 million for the fiscal year ended September 30, 2005 relative to the same period in 2004, mainly due to a $1.4 million decrease in promotional expenses.  For the fiscal year ended September 30, 2004, these expenses were $91.6 million compared to $42.2 million during the same period in 2003.  This represents an increase of $49.4 million, or 117%.  Seneca Niagara Casino advertising, general and administrative expenses increased $33.4 million for the fiscal year ended September 30, 2004 relative to the same period in 2003.  Of this increase, $9.0 million represents increased lease payments made to the Nation for the land and building used for the casino, which increased from $3.0 million in 2003 to $12.0 million in 2004.  The remainder of the increase for the fiscal year ended September 30, 2004 was attributable to higher advertising and promotional expenses to support increased gaming activities.  Seneca Allegany Casino incurred $15.2 million in such expenses since their May 1, 2004 opening to September 30, 2004, including $3.8 million of lease payments made to the Nation for the land on which it operates.  For the fiscal year ended September 30, 2004, regulatory costs increased $5.4 million or 93.4%.  Special events and advertising expenses increased $5.2 million or 138.5%.  In addition, we made lease payments to the Nation for the land upon which we operate Seneca Niagara Casino and Seneca Allegany Casino totaling $15.8 million and $3.0 million during the fiscal years ended September 30, 2004 and 2003, respectively.

Pre-opening expenses are costs we incurred principally in connection with the May 1, 2004 opening of Seneca Allegany Casino, and the anticipated December 2005 expansion at Seneca Niagara Casino including the opening of the luxury hotel.  These expenses include employee costs, legal, marketing and advertising expenses and other direct expenses related to the opening of our casinos.  Pre-opening expenses associated with the opening of Seneca Allegany Casino were approximately $3.8 million during the fiscal year ended September 30, 2004.  In addition, we incurred pre-opening expenses at Seneca Niagara Casino during fiscal 2005 of approximately $0.6 million in connection with the expected opening of our new luxury hotel in December 2005.  We also incurred approximately $0.9 million for development expenses related to our future Erie County gaming site that we have acquired for our third Class III casino.

Non-Operating Expenses

The following table summarizes information related to interest on our long term debt:

	Fiscal Year Ended September 30,
	2003	2004	2005
	(dollars in thousands)
Interest expense	$15,515	$33,702	$90,366

Our interest cost for the fiscal year ended September 30, 2005 increased $56.7 million, which is inclusive of $49.2 million relating to the early prepayment of SNFGC’s Term Loan, a $12.7 million increase in interest expense relating to the seven additional months of interest on the $300 million aggregate principal amount of the 2004 senior notes, issued in May 2004 by SGC, and $4.8 million increased interest expense relating to the $200 million aggregate principal amount of the 2005 senior notes, issued in May 2005.  These amounts were partially offset by lower interest on SNFGC’s Term Loan, due to the 2005 prepayment.  Prior to its extinguishment in May 2005, the Term Loan required us to make monthly interest payments on the outstanding balance at one-month LIBOR plus 29%.  As of September 30, 2005, 2004 and 2003, $0, $80.0 million and $57.3 million were outstanding, respectively, under the Term Loan.

For the fiscal year ended September 30, 2004, our interest costs were $33.7 million, an increase of $18.2 million, or 117% over the 2003 fiscal year.  This increases resulted from the issuance of the 2004 senior notes and the increased amount outstanding under the Term Loan.

Prior to the offering of the 2004 senior notes, SNFGC and STGC had financing arrangements with slot machine vendors that initially provided approximately $37.3 million and $18.1 million, respectively, of gaming equipment financing. We used operating cash flow and proceeds from the 2004 senior notes offering to repay these loans in full in May 2004.

Net Income

Net income for the fiscal year ended September 20, 3005 was $45.6 million compared to $84.7 million in the comparable 2004 period, a decrease of $39.1 million, or 46%.  This decrease was mainly attributable to the charge to earnings of approximately $49.2 million incurred pursuant to the early extinguishment of the Term Loan, the $13.3 million non-recurring Klewin charge and increased interest expense related to our senior notes, partially offset by the increase in net income from the operations of the Seneca Allegany Casino, which opened May 1, 2004.

Liquidity and Capital Resources

Cash Flows

	Fiscal Year Ended September 30,
	2003	2004	2005
	(dollars in thousands)
Net cash provided by operations	$97,720	$143,803	$47,652
Investing cash flows
Capital expenditures	(111,607)	(168,704)	(171,011)
Payments for land acquisitions and other assets	(7,356)	(12,036)	(1,673)
Refund of deposits	—	—	700
Purchase of investments	—	(57,963)	(20,163)

Net cash used in investing activities	$(118,963)	$(238,703)	$(192,147)
Financing cash flows
Proceeds from the Term Loan	57,300	22,700	—
Proceeds from the 2004 notes	—	300,000	—
Proceeds from the 2005 notes	—	—	193,000
Proceeds from notes payable, equipment and other	37,344	19,266	—
Repayment of notes payable, equipment and other	(8,487)	(46,916)	(325)
Repayments from note payable to the Nation	(250)	—	—
Repayment of Term Loan	—	—	(80,000)
Payment to sinking fund, net	—	(6,048)	(11,917)
Purchase of interest rate caps	—	(2,188)	—
Proceeds from sale of interest rate caps	—	—	683
Payment of deferred financing costs	(5,168)	(11,937)	(4,982)
Cash dividends to the Nation	—	(28,010)	(21,092)

Net cash provided by financing activities	80,739	246,867	75,367

Net increase (decrease) in cash and cash equivalents	$59,496	$151,967	$(69,128)

Cash Flows—Operating Activities.  The decrease in cash flows from operations during the 12 months ended September 30, 2005 compared to the same period in 2004 was primarily due to a $39.1 million decrease in net income which resulted from a $49.2 million charge to income relating to the negotiated payment in full and termination of the Term Loan in May 2005 and the $13.3 million Klewin charge, partially offset by higher net income at Seneca Allegany Casino of $26.1 million due to an additional seven months of operations in 2005.  In addition to the net income decrease, working capital outflows resulted from the payment during 2005 of 12 months of accrued exclusivity fees incurred in 2004.  During 2005, exclusivity fees were paid by the Company monthly as incurred.  The increase in cash flows from operations during the fiscal year ended September 30, 2004 compared to the same period in 2003 was primarily due to higher net income which resulted from three additional months of operations at Seneca Niagara Casino during this period, increased marketing and deeper market penetration, the opening of the 2,300-space connected parking garage at our Seneca Niagara Casino, the increase in the membership of our Seneca Link Player’s Card program, and the May 1, 2004 opening of Seneca Allegany Casino.

Cash Flows—Investing Activities.    Our capital expenditures of $171.0 million during the 12 months ended September 30, 2005 were comprised of $117.0 million of costs associated with the Seneca Niagara Casino, including $86.5 million in construction costs related to the luxury hotel, and $54.0 million related to the construction and equipping of our Seneca Allegany Casino.  We also incurred costs toward land acquisition in 2005 and 2004 of $1.7 million and $12.0 million, respectively.

During the fiscal year ended September 30, 2004, we invested $48.0 million in collateralized market auction preferred stock and $9.9 million in a U.S. Government entity short-term note. These investments do not meet the definition of a cash equivalent.  Market auction preferred stock (MAPS) has a dividend rate determined periodically (typically less than 90 days) based on an auction mechanism.  MAPS are typically secured by the issuing funds’ underlying investment portfolio, which must maintain a 2-to-1 minimum net asset coverage ratio.  Notwithstanding the liquidity which may be provided by the auction process, market auction preferred stock generally does not have a scheduled maturity.  During the fiscal year ended September 30, 2005, we invested an additional $20.1 million in similar instruments.

Cash Flows—Financing Activities.   We borrowed the remaining $22.7 million that was available under the Term Loan on April 15, 2004. On May 23, 2005, we paid the Term Loan in full.  The negotiated payment in full of the Term Loan resulted in a charge to earnings on the early extinguishment of the Term Loan of approximately $49.2 million, including the write-off of $2.5 million of deferred financing costs. Prior to its payment, we were obligated to pay interest on the outstanding balance at LIBOR plus 29%. In addition, SNFGC was obligated to maintain a minimum cash balance of $10.0 million and a pro rata share of the sinking fund obligation. In addition, in the year ended September 30, 2003, we borrowed an aggregate $37.3 million from vendors to finance the initial equipment for Seneca Niagara Casino at interest rates ranging from 6.0% to 6.42% for 36 months. The outstanding balances of these loans were paid in full in May 2004, and we recognized a gain, net of the write-off of deferred finance fees related to these financings of $415,000. This gain is included in Other Income in our Statement of Operations for the fiscal year ended September 30, 2004.

In May 2004, SGC sold $300.0 million of 2004 senior notes, with net proceeds to SGC of $288.7 million after financing costs. These net proceeds were, or will be, used principally to fund in whole or in part: (1) SNFGC’s construction and equipping of the luxury hotel, which we originally expected to (i) cost $200.0 million and (ii) be fully completed by March 31, 2006; (2) the acquisition of the remaining approximate 24 acres of the approximate 50 acres in the City of Niagara Falls, New York; (3) the payment of the Empire State Development Corporation bonds to New York State, which were paid off on August 16, 2004 for $22.0 million; (4) the repayment of the vendor equipment financing referenced above, which occurred in May 2004; and (5) a $25.0 million distribution to the Nation, which was made in fiscal 2004.

In May 2005, SGC sold $200.0 million of 2005 senior notes as an add-on to the 2004 senior notes receiving gross proceeds of $193.0 million (as the issue price was 96.5% since the 2005 notes were issued with original issue discount).  Of the $193.0 million gross proceeds, as of September 30, 2005, approximately $126.7 million had been used to pay in full the Term Loan and approximately $4.7 million had been used to pay fees and expenses associated with the offering of the 2005 senior notes.  The remaining $61.6 million in gross proceeds will be used to fund certain costs associated with the expansion of our operations, for general corporate purposes and to pay additional fees and expenses associated with the offering of the 2005 senior notes, including the related exchange offer.

In addition, we purchased two interest rate caps in May 2004 for $2.2 million that effectively capped the Term Loan interest at 29% plus 4% on the one month LIBOR.  In June 2005, we sold the two interest rate caps for $0.7 million in connection with the termination of the Term Loan.

Principal Debt Arrangements.   As of September 30, 2005, our long-term debt consisted of the notes on which we pay a fixed interest rate of 7¼%. Following is a summary of certain material terms of the notes and the Term Loan.

The Notes.    On May 5, 2004 and May 23, 2005, SGC issued $300.0 million and $200.0 million, respectively, in senior notes with fixed interest payable at a rate of 7¼% per annum due 2012, which we refer to collectively as the senior notes, under the Indenture. The notes are currently guaranteed by STGC, SEGC and SNFGC. SNFGC became a guarantor of the senior notes upon payment in full of the Term Loan on May 23, 2005. Interest on the senior notes is payable semi-annually on November 1 and May 1. The senior notes mature on May 1, 2012. The senior notes are unsecured general obligations. As of September 30, 2005, accrued interest on the senior notes was $14.2  million.

The Indenture contains certain covenants, including limitations on restricted payments and the incurrence of indebtedness and reporting obligations. As of the date of this Annual Report, SGC is in compliance with all of its covenant requirements in the Indenture.

Term Loan.    On November 22, 2002, SNFGC entered into a five-year Term Loan with Freemantle, which required Freemantle to provide $80.0 million in financing for the initial construction of the SNFGC casino facility and other related costs. Immediately prior to payment in full on May 23, 2005 and as of September 30, 2004, $80.0 million was outstanding under the Term Loan.  SNFGC paid interest on a monthly basis in arrears at one-month LIBOR plus 29%.  In addition, SNFGC incurred an availability fee of 0.5% per month on any unborrowed balance.

Prior to the payment in full of the Term Loan, SNFGC was obligated to make payments into a sinking fund account to be held for the benefit of and as additional collateral for Freemantle. Payments of $6.0 million and $12.0 million were made in December 2003 and 2004, respectively, into the sinking fund. Commencing January 1, 2005 and through December 31, 2006, equal quarterly payments of $5.5 million each were due on or before the last day of each calendar quarter.  Prior to the payment in full of the Term Loan, the sinking fund consisted of $23.5 million.  After payment in full of the Term Loan, all funds in the sinking fund were released and $5.5 million and $18.0 million were reclassified as cash and cash equivalents and short-term investments, respectively.

On May 9, 2005, SNFGC, the Nation and Freemantle entered into a Termination Agreement to terminate the Term Loan and to allow SNFGC to pay in full the Term Loan at a negotiated amount, which occurred on May 23, 2005. Pursuant to the terms of the Termination Agreement and in full payment of the Term Loan, we paid an amount equal to approximately $126.7 million, representing (i) the outstanding principal of $80.0 million under the Term Loan plus (ii) the aggregate amount of interest on such principal at a prescribed interest rate that would have otherwise been payable if the Term Loan had not been paid on May 23, 2005, but was instead paid 8½ months prior to its November 22, 2007 stated maturity, which amount was approximately $46.7 million.  The payment in full of the Term Loan reduced the future interest payments that would have otherwise been payable under the Term Loan if it had not been paid in full by approximately $18.0 million. The payment in full of the Term Loan, however, resulted in a charge to earnings on the early extinguishment of the Term Loan of approximately $49.2 million, including the write off of $2.5 million of deferred financing costs. The prescribed interest rate was one-month LIBOR as of May 18, 2005 plus 29%. A significant portion of the proceeds from the offering of the 2005 senior notes were used to pay in full the Term Loan.  Upon payment in full of the Term Loan, SNFGC became a full and unconditional guarantor of the 2004 and 2005 senior notes.

The above descriptions of the senior notes, the Term Loan and the Termination Agreement are only a summary. You should review the Indenture, the Term Loan agreement and the Termination Agreement for an understanding of all of the terms and conditions of these financing arrangements.

During the next 24 months, we plan to make substantial capital improvements to our gaming facilities. In May 2004, at Seneca Niagara Casino we commenced construction of a new 604-room luxury hotel, including 35,000 square feet of additional gaming space and with approximately 950 slot machines. Until recently, we expected the total cost of constructing and equipping this hotel to be approximately $200.0 million, representing $153.0 million in construction costs pursuant to a guaranteed maximum fixed price design and construction contract for the luxury hotel, which included a construction contingency of approximately $8.6 million, and approximately $47.0 million for furniture, fixtures and equipment. We had based our $200.0 million estimate on the guaranteed maximum contract sum of $153.0 million provided by Klewin in February 2004. Prior to the termination of this design/build construction contract with Klewin, Klewin orally advised us that construction costs could exceed the guaranteed maximum contract sum of $153.0 million.  The current expected total cost to construct and equip the luxury hotel is from $235.0 million to $240.0 million, including construction costs of from $177.0 million to $180.0 million.  Seneca Niagara Casino will remain open during the construction and completion of the luxury hotel, with the first phase opening on or before December 30, 2005 and the project to be completed by March 31, 2006. Reference is made to “—Executive Summary” regarding additional matters related to the guaranteed maximum price contract with Klewin for the Seneca Niagara Casino luxury hotel.

We intend to acquire the remaining approximate 24 acres of the approximate 50 acres in the City of Niagara Falls, New York, designated by New York State under the Compact for ownership by the Nation. Under the Compact, the Nation is required to fund the acquisition of this property, including all related costs and expenses. As initial security for the Nation’s obligations to pay site acquisition costs and in furtherance of the ongoing condemnation proceeding, the Nation was required to deliver, and has delivered, to ESDC a letter of credit in the amount of $33.5 million representing 150% of the then estimate of the total remaining site acquisition costs not yet paid by the Nation.  If the estimate of such site acquisition costs increases or if certain other events occur, the Nation may have to provide an additional letter of credit or replace the existing one with one for a larger monetary amount or, if acceptable to the ESDC, provide a supplemental cash escrow amount.  This outstanding letter of credit is 100% cash collateralized (with cash and cash equivalents) by us.

Pursuant to agreements entered into in furtherance of the Compact, SNFGC was obligated to pay to ESDC the principal due on certain bonds (issued by ESDC in connection with the 1970s construction of the Niagara Falls Convention Center) upon the opening of a permanent gaming facility in the City of Niagara Falls, New York. The principal amount due was $23.9 million. ESDC accepted an early, discounted payment of approximately $22.0 million in full satisfaction of our $23.9 million obligation under the Compact. This payment was made on August 16, 2004.

We have constructed a 1,850 space-parking garage and are constructing a 220-room hotel and casino at our Seneca Allegany Casino.  The current expected total cost to complete this project is from $187.0 million to $198.0 million.  The garage opened on July 1, 2005.  We expect to open all public areas and the first few floors of this hotel and casino in October 2006 and to complete the project by the end of December 2006.

We expect cash generated from our operations, available cash and cash equivalents and short-term investments as of September 30, 2005 to be sufficient to fund our expansion plans described above, service our debt, and meet our working capital requirements for the near future. However, our ability to fund our operations, make planned capital expenditures and service our debt depends on our future operating performance and cash flow, which are in turn subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control. Additionally, unlike traditional corporations, we are prohibited by law from generating cash through an offering of equity securities and our ability to incur additional indebtedness is limited under the terms of the Indenture governing the notes.

We are highly leveraged and have significant interest payment requirements under the notes. As such, limitations on our capital resources could force us to delay or abandon capital projects as well as the construction and development of new properties.

Contractual Obligations

The following table reflects our significant contractual obligations as of September 30, 2005.

	Payment due by period
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
(dollars in thousands)
Principal amount of the 2004 senior notes	$300,000	$—	$—	$—	$300,000
Principal amount of the 2005 senior notes	200,000	—	—	—	200,000
Interest payments on 2004 senior notes(1)	152,250	21,750	43,500	43,500	43,500
Interest payments on 2005 senior notes(1)	100,586	13,586	29,000	29,000	29,000
Seneca Niagara Casino hotel construction(2)	79,000	79,000	—	—	—
Seneca Allegany Casino construction projects	119,200	89,000	30,200	—	—
Seneca Niagara Casino operating lease with the Nation(3)	361,757	15,450	32,305	34,272	279,730
Seneca Allegany Casino operating lease with the Nation(4)	361,757	15,450	32,305	34,272	279,730

Total	$1,674,550	$234,236	$167,310	$141,044	$1,131,960

(1)      Interest on the 2004 and 2005 senior notes is 7.25%.  Interest on the 2005 senior notes is calculated from May 23, 2005 forward.

(2)      Until recently, we expected the total cost of constructing and equipping our 604-room luxury hotel to be approximately $200.0 million, which included $153.0 million in construction costs under the guaranteed maximum fixed price design/build construction contract with Klewin, and approximately $47.0 million for furniture, fixtures and equipment. We currently expect that the total cost of constructing and equipping the luxury hotel will be from $235.0 million to $240.0 million, including construction costs of from $177.0 million to $180.0 million.  As previously noted, the expected increase in construction costs is attributable to factors that existed prior to the termination of the construction contract with Klewin.

(3)      Amounts represent annual lease payments based upon $1.25 million per month, an increase of 3% on October 1, 2005 and an assumed 3% increase on each October 1 thereafter through the term of the Compact.  Annual increases must be authorized by the board of directors of SGC and, subject to compliance with the terms of the Indenture governing the senior notes, may exceed 3%.

(4)      Amounts represent annual lease payments based upon $1.25 million per month, an increase of 3% on October 1, 2005 and an assumed 3% increase on each October 1 thereafter through the term of the Compact. Annual increases must be authorized by the board of directors and, subject to compliance with the terms of the Indenture governing the senior notes, may exceed 3%.

Regulation

Our operations are regulated by Nation laws, the Compact and federal statutes, most notably the Indian Gaming Regulatory Act, or IGRA. Several bills have been proposed during the current and recent sessions of U.S. Congress that could affect Indian gaming. Notably, though its proposed legislation has yet to be presented to Congress, the Policies and Procedures Subproject of the Bureau of Indian Affairs has proposed sweeping changes to the federal laws concerning Indians. Certain of such bills, if enacted, could impair the ability of the Nation and SGC to expand gaming operations and adversely impact the future growth of the Nation’s revenue base. In addition, from time to time, various government officials have proposed taxing Indian casino gaming or otherwise limiting or restricting the conduct of gaming operations by Indian tribes. We cannot assure you that such legislation, if and when enacted by Congress, would not have a material adverse effect on the operations of SGC. Senator John McCain, Chairman of the Senate Indian Affairs Committee, has held a couple of hearings regarding possible amendments to the IGRA. As it relates particularly to off-reservation gaming, there have been several Congressional hearings held by both the Seneca Indian Affairs Committee and the House Resources Committee. House Resources Committee Chairman Richard Pombo has circulated a draft bill, which has not been introduced, to amend the IGRA to restrict off-reservation gaming activities by tribes. If Congress were to enact comprehensive amendments to the IGRA, such legislation could have a material adverse effect on the operations of SGC. In addition, under federal law, gaming on the Nation’s lands may be dependent upon the permissibility under New York law of certain forms of gaming or similar activities. If New York State were to make various forms of gaming illegal or against public policy (or the courts were to rule similarly), or otherwise to take a legal position adverse to the Compact or any of its provisions, such actions could have a material adverse effect on the ability of our casinos to conduct their gaming operations as currently conducted. Moreover, a 1996 U.S. Supreme Court decision may permit a state to avoid or refuse to negotiate amendments to existing compacts such as the Compact.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal years beginning after June 15, 2005.  We do not believe that the adoption of SFAS 153 will have a material effect on our results of operations or consolidated financial position.

In May 2005, the Financial Accounting Standards Board, issued Statement of Financial Accounting Standards SFAS No. 154, “Accounting Changes and Error Corrections”(“SFAS 154”). SFAS 154 replaces APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and establishes retrospective application as the required method for reporting a change in accounting principle. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  We do not believe that the adoption of SFAS 154 will have a material effect on our results of operations or consolidated financial position.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Prior to the payment in full of our Term Loan on May 23, 2005, our primary exposure to market risk was interest rate risk associated with the Term Loan since it constituted variable rate debt. Since the payment in full of the Term Loan, we believe that our exposure to market risk in the form of interest rate fluctuations is low. Our outstanding notes are fixed-rate indebtedness.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements and notes thereto, referred to in Item 15(a)(1) of this Annual Report, are filed as part of this Annual Report and appear beginning on page F-1.

Item 9.  Changes and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15 and Rule 15d-15 under the Securities Exchange Act of 1934, as of September 30, 2005.  This evaluation has allowed us to make conclusions, as set forth below, regarding the effectiveness of our disclosure controls and procedures.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including cost limitations, the possibility of human error, judgments and assumptions regarding the likelihood of future events, and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving the desired control objective.  We believe our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. We also believe our disclosure controls and procedures are designed to ensure that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of the effectiveness of our disclosure controls and procedures, as of September 30, 2005, completed by our management, with the participation of our President and Chief Executive Officer and Senior Vice President of Finance and Administration (as our principal executive officer and principal financial officer), our President and Chief Executive Officer and Senior Vice President of Finance and Administration, have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

The following table sets forth information concerning our executive officers and directors as of September 30, 2005:

Name	Age	Position
John Pasqualoni(1)	59	President and Chief Executive Officer
Joseph D’Amato	57	Senior Vice President of Finance and Administration
Annette Smith(2)	44	Chief Financial Officer
Barry W. Brandon	44	Senior Vice President and General Counsel
Rajat R. Shah	34	Senior Vice President of Corporate Development and Deputy General Counsel
Michael Speller	50	Senior Vice President of Table Games and Poker
Brian Hansberry	51	STGC Vice President and Chief Operating Officer
Barry E. Snyder, Sr.	66	Chairman of the Board of Directors
Bergal L. Mitchell III	32	Vice Chairman of the Board of Directors
Maurice A. John, Sr.	57	Treasurer and Director
Martin E. Seneca, Jr.	63	Secretary and Director
N. Cochise Redeye	49	Director
Maribel Printup	76	Director

(1)      Mr. Pasqualoni was appointed President and Chief Executive Officer on June 21, 2005, having previously served as interim President and Chief Executive Officer.

(2)      Ms. Smith commenced a medical leave of absence in October 2005.  Although Ms. Smith serves as Chief Financial Officer, Mr. D’Amato is our principal financial and accounting officer.

The Council alone has the power to appoint and remove directors from SGC and each of its subsidiaries. Since the most recent election on November 2, 2004, the new Council has taken a more active role in managing our affairs. As previously discussed, the transfer of the Seneca Allegany Class II Facility and the poker room leases at the Seneca Niagara Casino and Seneca Allegany Casino to the Nation as of January 1, 2005 was part of the initial actions taken by the new Council at its first meeting on November 13, 2004. In addition, the President of the Nation has subsequently issued two executive orders affecting the management of SGC and its subsidiaries. By executive orders in November 2004, the Nation’s President (1) established a Gaming Management Task Force to review the management and operation of the Nation’s Class III gaming facilities within 120 days of the executive order and (2) imposed certain temporary cost containment measures on the operations of the casinos requiring pre-approval from the Nation’s President or Treasurer before certain expenditures are made by us.

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

These amendments also (i) prohibit SGC and its subsidiaries from engaging in any activities to politically influence any Indian nation, federal, state, or local government or their officials, (ii) clarify that the requirement that board members shall not have been convicted of a “Felony” to involve only those offenses set forth under the Indian Major Crimes Act (18 U.S.C. §1153) and (iii) change the board membership requirement to require at least five members of each board to be enrolled members of the Nation and that no members of Council may serve on the boards of directors.

John Pasqualoni has been our President and Chief Executive Officer since June 21, 2005. Prior to his election to that position, Mr. Pasqualoni served briefly as our interim President and Chief Executive Officer and Chief Operating Officer of all our gaming operations. Prior to his appointment as Chief Operating Officer in February 2005, Mr. Pasqualoni was our Senior Vice President, Slot Operations/Marketing. Mr. Pasqualoni has been with SGC since October 2002. Previously, Mr. Pasqualoni was employed by Resorts International Hotel and Casino in Atlantic City from November 2001 to October 2002 and attained the position of Senior Vice President of Slot Operations/Promotions. From June 1999 to November 2001, Mr. Pasqualoni was a gaming industry consultant to Louisiana Downs and Resorts International Hotel and Casino. From March 1998 to June 1999, Mr. Pasqualoni was a partner at Top Gun Gaming, LLC, a slot machine development company. From 1993 to 1998, Mr. Pasqualoni was Vice President of Slot Operations and Casino Marketing at the Foxwoods Resort Casino. Additionally, he has worked in slot management positions at several casinos and hotel gaming complexes, including the Frontier Hotel in Las Vegas, Bally’s Park Place Casino, Tropicana Casino, the Hilton/Trump’s Castle and Trump Plaza Hotel Casino in Atlantic City and the Lucayan Beach Hotel Resort in the Bahamas.

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

Rajat R. Shah has served as our Senior Vice President of Corporate Development and Deputy General Counsel since May 2, 2005. Prior to joining SGC, Mr. Shah was a counsel at the law firm of Akin Gump Strauss Hauer & Feld LLP where he practiced corporate and securities law, with a concentration in the areas of finance, securities, mergers and acquisitions and joint ventures. From September 1996 until July 1998, Mr. Shah worked as an associate at the law firm of Pillsbury Winthrop Shaw Pittman LLP. Mr. Shah earned his B.A. in 1993 from Gettysburg College and his J.D. in 1996 from Vanderbilt University.

Michael F. Speller has served as our Senior Vice President of Table Games and Poker since June 2004. From September 2002 to June 2004, Mr. Speller served as our Vice President of Table Games. From 1999 to September 2002, Mr. Speller worked as an independent gaming consultant. Mr. Speller has over 30 years of gaming experience in both domestic and international gaming jurisdictions. He has worked with major casino operators including the Tropicana in Atlantic City, Coral Casino Group in London, England, Resorts International in Paradise Island, Bahamas, and Foxwoods Resort and

Casino in Connecticut. He has extensive senior management experience at the chief executive officer, chief operating officer and general manager levels.

Brian Hansberry has served as STGC’s Vice President and Chief Operating Officer since December 2003. Mr. Hansberry joined us in October 2002 as a table games shift manager and subsequently as tables games manager. Mr. Hansberry has over 25 years of experience in the gaming industry. He has worked for several gaming corporations including Resorts International Casino and The Sands Casino Hotel in Atlantic City, and Players Island Casino Isle of Capri in Louisiana. Mr. Hansberry has experience in operations, marketing and administration, and has held the positions of Director of Operations and Vice President of Operations and Administration. He is a 1977 graduate of Rutgers University.

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

Norman Cochise Redeye has served as a member of the board of directors of SGC since February 2005. Mr. Redeye currently works as a detective in the Erie County Sheriff’s Office, a position he has held since 1981. In addition, Mr. Redeye has served as a Lay Advocate in the Seneca Nation of Indians Peacemakers’ Court for the past 20 years. Since 2004, Mr. Redeye has also served as a member of the board of directors of the SEGC. Prior to joining the Erie County Sheriff’s Office, Mr. Redeye served as a member of the U.S. Air Force from 1974 until 1980.

Maribel Printup has served as a member of the board of directors of SGC since February 2005. Ms. Printup currently chairs the board of trustees of the Seneca Iroquois National Museum. Ms. Printup also served as Councilor of the Council from 1998 to 2000 and was with the Bureau of Indian Affairs for 25 years. During the last 10 years in which Ms. Printup was with the Bureau of Indian Affairs, she served as National Program Coordinator for the Johnson O’Malley Program. Ms. Printup received a Bachelors degree in business administration from St. Bonaventure University in 1971 and a Masters degree from Pennsylvania State University State College in education in 1975.

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

Audit Committee Financial Expert

The board of directors has determined that it does not have an audit committee financial expert, meaning that no person has past employment experience in finance or accounting, requisite professional certification in accounting or any other comparable experience or background, which results in the individual’s financial sophistication, including being or having been a chief executive officer, chief financial officer or other senior officer with financial oversight responsibilities.  While we are not required to have an audit committee financial expert, the board of directors has looked, and expects to continue to look, for an individual meeting the requisite criteria of an audit committee financial expert to serve on our board and audit committee.

Director Compensation

Our directors receive the following compensation: (i) the Chairman of the Board receives a $100,000 annual fee; (ii) each non-Nation employee director receives a $40,000 annual fee; and (iii) each Nation employee director receives $500 per meeting.  In addition, we reimburse directors for travel and other expenses incurred in connection with their duties as directors of SGC and each director has complimentary privileges of $1,000 per month at each of our casinos. Nation executives who also serve as directors have unlimited complimentary privileges at both of our casinos. These complimentary privileges are to be used by our directors solely for business purposes.  The directors are also entitled to all other non-compensatory benefits available to our employees, including, but not limited to, health, dental and disability benefits. We have no employee directors. The amended charters of SGC and its subsidiaries prohibit any of our employees from serving as one of our directors.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics applicable to all of our employees, including our principal executive officer, principal financial officer and principal accounting officer and all other senior financial executives, and to our directors when acting in their capacity as directors. Our Code of Business Conduct and Ethics is designed to set the standards of business conduct and ethics and to help directors and employees resolve ethical issues. The purpose of our Code of Business Conduct and Ethics is to ensure to the greatest possible extent that our business is conducted in a consistently legal and ethical manner. Employees may submit concerns or complaints regarding audit, accounting, internal controls or other ethical issues on a confidential basis by means of a toll-free telephone call or an anonymous email. We investigate all concerns and complaints.  Our Code of Business Conduct and Ethics is available to investors on our website at www.senecagamingcorporation.com or free of charge upon written request. Any such request should be sent by mail to Seneca Gaming Corporation, 310 Fourth Street Niagara Falls, New York (Seneca Nation Territory) 14303, Attn: General Counsel or should be made by telephone by calling (716) 299-1100.

We intend to disclose on our website amendments to, or waivers from, any provision of our Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions, and that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K.

Item 11. Executive Compensation

The following table sets forth the compensation earned during the last three fiscal years by our Chief Executive Officer and our four most highly compensated executive officers other than the Chief Executive Officer whose total compensation exceeded $100,000 for the year ended September 30, 2005:

Summary Compensation Table

				Other compensation
		Annual compensation		401(k) Plan Matching
Name and Principal Position	Year	Salary($)	Bonus($)(1)	Contributions
G. Michael Brown(2)	2005	$442,459	$350,000	$2,179
Former Chief Executive Officer	2004	625,000	500,000	4,250
	2003	633,186	600,000	—

John Pasqualoni	2005	520,335	187,500	2,625
Current Chief Executive Officer and Former Senior Vice President, Slot Operations/Marketing	2004 2003	266,250 215,347	262,500 225,000	2,606 —

Joseph D’Amato	2005	376,434	187,500	5,954
Senior Vice President, Finance and Administration	2004	249,327	262,500	3,531
	2003	160,000	200,000	—

Michael F. Speller	2005	290,727	125,000	2,621
Senior Vice President of Table Games and Poker	2004	203,750	137,500	2,054
	2003	175,244	180,000	—

Barry Brandon	2005	376,030	187,500	4,404
Senior Vice President and General Counsel	2004	54,601	106,250	—
	2003

Annette Smith	2005	250,717	125,000	2,427
Chief Financial Officer	2004	203,750	137,500	1,592
	2003	50,000	100,000	—

(1)      For 2003, bonuses were earned and paid on a calendar year basis and not a fiscal year basis.

(2)      G. Michael Brown resigned as Chief Executive Officer on April 6, 2005.

Employment Agreements

SGC has entered into employment agreements with several of its executive officers, the material terms of which are summarized below.

John Pasqualoni.  In connection with his election as interim President and Chief Executive Officer, Mr. Pasqualoni and SGC entered into a second amended and restated employment agreement on April 6, 2005.  SGC and Mr. Pasqualoni are currently negotiating the terms of a new employment agreement.

Mr. Pasqualoni is entitled to an annual base salary of $390,000 for the period commencing June 1, 2004 and ending September 30, 2005, $415,000 for the fiscal year ending September 30, 2006, and $440,000 for the fiscal year ending September 30, 2007, with a salary review by the board of directors each fiscal year thereafter at which time the board of directors shall determine whether, in its sole discretion, Mr. Pasqualoni’s base salary shall be increased. Mr. Pasqualoni also receives a monthly retention payment of $20,000 until such time as his new employment agreement is finalized.

Mr. Pasqualoni is also eligible for an annual performance bonus. For the fiscal year ending September 30, 2005, Mr. Pasqualoni was eligible for an annual performance bonus equal to $187,500 if SGC’s Consolidated EBITDA for the 2005 fiscal year is at least $140.0 million. This performance bonus was paid to Mr. Pasqualoni in November 2005.  For the fiscal year ending September 30, 2006, Mr. Pasqualoni will be eligible for an annual performance bonus equal to (A) $200,000 and (B) $100,000 if SGC’s Consolidated EBITDA for the 2006 fiscal year is at least (Y) $145.0 million and (Z) $147.0 million. For the fiscal year ending September 30, 2007, Mr. Pasqualoni will be eligible for an annual performance bonus equal to $212,500 if SGC’s Consolidated EBITDA for the 2007 fiscal year is at least $147.0 million.

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

Joseph D’Amato.    Mr. D’Amato and SGC entered into an amended and restated employment agreement on July 13, 2004, pursuant to which Mr. D’Amato will serve as Senior Vice President of Finance and Administration of each of SGC, SNFGC, STGC and SEGC through September 30, 2007, unless his employment is earlier terminated pursuant to the terms of the agreement or renewed by subsequent written agreement. Mr. D’Amato is entitled to an annual base salary of $375,000 for the period commencing June 1, 2004 and ending September 30, 2005, $400,000 for the fiscal year ending September 30, 2006, and $425,000 for the fiscal year ending September 30, 2007, with a salary review by the board of directors each fiscal year thereafter at which time the board of directors shall determine whether, in its sole discretion, Mr. D’Amato’s base salary shall be increased. Mr. D’Amato is also eligible for an annual performance bonus. For the fiscal year ending September 30, 2005, Mr. D’Amato was eligible for an annual performance bonus equal to $187,500 if SGC’s Consolidated EBITDA for the 2005 fiscal year is at least $140.0 million. This performance bonus was paid to Mr. D’Amato in November 2005.  For the fiscal year ending September 30, 2006, Mr. D’Amato will be eligible for an annual performance bonus equal to $200,000 if SGC’s Consolidated EBITDA for the 2006 fiscal year is at least $145.0 million. For the fiscal year ending September 30, 2007, Mr. D’Amato will be eligible for an annual performance bonus equal to $212,500 if SGC’s Consolidated EBITDA for the 2007 fiscal year is at least $147.0 million. Mr. D’Amato is eligible for a milestone bonus of (i) $50,000 if Seneca Erie Casino is opened for business to the public on or prior to September 30, 2006, and (ii) an additional $50,000 if the luxury hotel for Seneca Niagara Casino is opened for business to the public on or prior to September 30, 2006. In addition, Mr. D’Amato received a signing bonus of $75,000 in connection with entering into his employment agreement.

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

Michael F. Speller.    Mr. Speller and SGC entered into an amended and restated employment agreement on July 13, 2004, pursuant to which Mr. Speller will serve as Senior Vice President of Table Games and Poker of each of SGC, SNFGC, STGC and SEGC through September 30, 2007, unless his employment is terminated earlier pursuant to the terms of the agreement or renewed by subsequent written agreement. Mr. Speller is entitled to an annual base salary of $225,000 for the period commencing June 1, 2004 and ending September 30, 2004, $290,000 for the fiscal year ending September 30, 2005, $315,000 for the fiscal year ending September 30, 2006 and $340,000 for the fiscal year ending September 30, 2007, with a salary review by the board of directors each fiscal year thereafter at which time the board of directors shall determine whether, in its sole discretion, Mr. Speller’s base salary shall be increased. Mr. Speller is also eligible for an annual performance bonus. For the fiscal year ending September 30, 2005, Mr. Speller was eligible for an annual performance bonus equal to $125,000 if SGC’s Consolidated EBITDA for the 2005 fiscal year is at least $140.0 million. This performance bonus was paid to Mr. Speller in November 2005.  For the fiscal year ending September 30, 2006, Mr. Speller will be eligible for an annual performance bonus equal to $150,000 if SGC’s Consolidated EBITDA for the 2006 fiscal year is at least $145.0 million. For the fiscal year ending September 30, 2007, Mr. Speller will be eligible for an annual performance bonus equal to $175,000 if SGC’s Consolidated EBITDA for the 2007 fiscal year is at least $147.0 million. Mr. Speller is eligible for a milestone bonus of (i) $25,000 if Seneca Erie Casino is opened for business to the public on or prior to September 30, 2006, and (ii) an additional $25,000 if the luxury hotel for Seneca Niagara Casino is opened for business to the public on or prior to September 30, 2006. In addition, Mr. Speller received a signing bonus of $25,000 in connection with entering into his employment agreement.

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

Barry W. Brandon.    Mr. Brandon and SGC entered into an employment agreement on July 13, 2004, and an amendment to such agreement effective October 1, 2005, pursuant to which Mr. Brandon will serve as Senior Vice President and General Counsel of each of SGC, SNFGC, STGC and SEGC from August 1, 2004 through September 30, 2007, unless his employment is earlier terminated pursuant to the terms of the agreement or renewed by subsequent written agreement. Mr. Brandon is entitled to an annual base salary of $375,000 for the period commencing August 1, 2004 and ending September 30, 2005, $700,000 for the fiscal year ending September 30, 2006, and $637,000 for the fiscal year ending September 30, 2007, with a salary review by the board of directors each fiscal year thereafter, at which time the board of directors shall determine whether, in its sole discretion, Mr. Brandon’s base salary shall be increased.  For the fiscal years ending prior to October 1, 2005, the effective date of the amendment to Mr. Brandon’s employment agreement, Mr. Brandon is also eligible for an annual performance bonus.  For the fiscal year ending September 30, 2005, Mr. Brandon was eligible for an annual performance bonus equal to $187,500 if SGC’s Consolidated EBITDA for the 2005 fiscal year is at least $140.0 million.  This performance bonus was paid to Mr. Brandon in November 2005.   Mr. Brandon received a signing bonus of $75,000 in connection with entering into his employment agreement.

If Mr. Brandon’s employment is terminated for any reason other than for cause, his death or disability, the loss by the Nation of its ability to conduct gaming activities, or the loss by Mr. Brandon of his license to work at the Nation’s gaming facilities, we are obligated to: (i) pay Mr. Brandon his earned, but unpaid, base salary through the termination date and (ii) continue to pay his base salary in effect as of the date of termination for a period following his termination equal to the lesser of (A) 18 months or (B) the remainder of the period ending on the termination date. Following the termination of his employment, Mr. Brandon has a duty to mitigate damages by seeking employment with duties and salary comparable to those provided by us, and if he obtains such employment, he shall reimburse us the amount of the compensation he has received from such other entity for such period, but not to exceed the amount of the compensation we have paid him for such period.

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

Rajat R. Shah.    Mr. Shah and SGC entered into an employment agreement on April 28, 2005, pursuant to which Mr. Shah will serve as Senior Vice President of Corporate Development and Deputy General Counsel of each of SGC, SNFGC, STGC and SEGC through September 30, 2008, unless his employment is terminated earlier pursuant to the terms of the agreement or renewed by subsequent written agreement. Mr. Shah is entitled to receive an amount equal to $295,625 from the period commencing May 2, 2005 and ending September 30, 2005, an annual salary of $700,000 for the fiscal year ending September 30, 2006, an annual salary of $637,500 for the fiscal year ending September 30, 2007 and an annual salary of $725,000 for the fiscal year ending September 30, 2008, with a salary review by the board of directors each fiscal year thereafter at which time the board of directors shall determine whether, in its sole discretion, Mr. Shah’s base salary will be increased.

If Mr. Shah’s employment is terminated for any reason other than for cause, his death or disability, the loss by the Nation of its ability to conduct gaming activities, or the loss by Mr. Shah of his license to work at the Nation’s gaming facilities, we are obligated to: (i) pay Mr. Shah his earned, but unpaid, base salary through the termination date, and (ii) continue to pay his base salary in effect as of the date of termination for a period following his termination equal to the lesser of (A) 18 months or (B) the remainder of the period ending on the termination date. Following the termination of his employment, Mr. Shah has a duty to mitigate damages by seeking employment with duties and salary comparable to those provided by us, and if he obtains such employment, he shall reimburse us the amount of the compensation he has received from such other entity for such period, but not to exceed the amount of the compensation we have paid him for such period.

We will also reimburse Mr. Shah for customary and reasonable relocation expenses associated with his relocation to Niagara Falls, New York.

G. Michael Brown.  Mr. Brown resigned as President and Chief Executive Officer on April 6, 2005.  In connection with his resignation, Mr. Brown and SGC entered into a separation agreement and consulting agreement on April 6, 2005 pursuant to which Mr. Brown received a severance payment of $975,000 on April 6, 2005. Pursuant to the agreement, Mr. Brown agreed to serve as a consultant to SGC until the earlier of (i) December 31, 2005, (ii) the opening of the luxury spa hotel at Seneca Niagara Casino, (iii) a material breach of Mr. Brown’s obligations under the agreement, (iv) termination of the agreement by either party at their sole discretion, or (v) Mr. Brown’s revocation of certain releases contained in the agreement.  On July 5, 2005, SGC terminated Mr. Brown’s consulting agreement.

Medical Reimbursement Plan

We have in place an executive medical reimbursement plan pursuant to which members of our senior management are entitled to reimbursement for up to $100,000 in otherwise uncovered medical expenses. We pay all premiums for this plan on behalf of our senior executives. As of September 30, 2005, the annual cost was approximately $5,700 for each member of senior management covered by this plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We are wholly owned by the Seneca Nation of Indians.

Item 13. Certain Relationships and Related Transactions

Transactions with the Nation

The Nation entered into an operating lease agreement with SNFGC on October 25, 2002 for use of the land and the building where the Seneca Niagara Casino currently operates. The Seneca Niagara Casino lease term expires in 2023.   During the fiscal year ended September 30, 2005, SNFGC made lease payments to the Nation of $13.0 million.  On June 16, 2005, the lease payments were increased to $1.25 million per month effective June 1, 2005.  Rent is payable only to the extent that sufficient funds are available from the net proceeds derived from the operation of the Seneca Niagara Casino and other commercial activities related to the operation of that casino.

STGC acquired and assumed long-term leases entered into by Sandra Abrams and Valent Farms, LLC with the Nation on December 29, 2003 and February 19, 2003, respectively. Seneca Allegany Casino was built on land occupied pursuant to such leases. Pursuant to the terms of the Indenture governing the senior notes, the monthly payments to the Nation under the leases with SNFGC and STGC are limited to $1.25 million each with annual increases up to 3.0% beginning no earlier than October 2005.

STGC leases the land upon which the Seneca Allegany Casino operates from the Nation pursuant to an oral lease agreement.  From May through September 2004, STGC paid a monthly lease payment of $750,000 to the Nation; from October 2004 through February 2005, STGC paid a monthly lease payment of $1.0 million; thereafter, payments of $1.25 million per month have been made. During the fiscal year ended September 30, 2005, STGC made lease payments to the Nation of $13.8 million.

We reimburse the Nation for all of the regulatory costs of the SGA, the New York State Racing and Wagering Board and the New York State Police, which are incurred by the Nation. For the fiscal year ended September 30, 2005, we incurred approximately $16.1 million for regulatory costs.

In October 2003, SNFGC distributed land with an acquisition cost of approximately $11.9 million to the Nation.

In January 2004, STGC distributed land with an acquisition cost of approximately $4.5 million to the Nation.

In January 2005, STGC distributed land with an acquisition cost of $2.4 million to the Nation.

In June and September 2004, SNFGC distributed land to the Nation with aggregate acquisition cost of $4.1 million.

In October, 2005, SEGC distributed land with an acquisition cost of approximately $3.8 million to the Nation.

We make distributions to the Nation pursuant to resolutions adopted by our board of directors for specific projects identified by the Nation and for general purposes. In March 2004, SGC declared a dividend to the Nation of $3.0 million, which amount was paid to the Nation in installments through September 30, 2004. We also declared a dividend of $655,000 for a proposed water and sewer project of the Nation, which was paid in November 2004.  During the fiscal year ended September 30, 2005, we distributed an additional $21.0 million to the Nation. We intend to continue to make distributions to the Nation subject to the restrictions set forth in the Indenture governing the senior notes.

On May 5, 2004, we distributed $25.0 million of the 2004 notes proceeds to the Nation.

In January 2004 and January 2005, SGC distributed approximately $39.0 million and $57.1 million, respectively, to the Nation for payment of the exclusivity fee to New York State for revenue generated through December 31, 2003 and December 31, 2004, respectively.  Since January 2005 through September 30, 2005, SGC has distributed approximately $50.8  million to the Nation for the payment of the exclusivity fee to New York State for revenue generated through August 31, 2005.

As of January 1, 2005, we transferred Seneca Allegany and all other Class II operations to the Nation.

On July 14, 2005, STGC entered into a construction management agreement with SCMC to manage the construction of the 220-room hotel and casino at Seneca Allegany Casino.  This construction agreement is currently being amended to provide for, among other matters, an increase in the $123.0 million guaranteed maximum amount of the cost of all contract work to be completed due to several design changes requested by STGC and the delay in the project caused by such changes, and foundation work being done in anticipation of a possible second hotel tower.

On August 30, 2005, in connection with the termination of the design/build construction contract with Klewin relating to the Seneca Niagara Casino expansion project, the board of directors of SNFGC authorized senior management to commence discussions with SCMC to enter into a definitive agreement to complete the Seneca Niagara Casino expansion project.  The board of directors also authorized SNFGC to immediately engage SCMC to manage the Seneca Niagara Casino expansion project while such definitive agreement is negotiated and finalized.  In connection with SCMC’s management of this and other expansion projects as previously disclosed, we advanced approximately $13.7 million to SCMC for payment of amounts due to subcontractors other than the architect (representing amounts not paid by Klewin to such subcontractors out of the BankNorth account).  In addition, we expect the finalized agreement with SCMC to cover renovation services to be provided by SCMC with respect to existing Seneca Niagara Casino facilities in connection with the opening of the luxury hotel.

Related Party Transactions

Mr. Brown is a partner at a law firm which provided legal services to SGC. During the fiscal year ended September 30, 2004, SGC incurred legal fees of $183,000 and an additional $82,000 after September 30, 2004, primarily for regulatory and Compact matters, from that firm. Mr. Brown did not receive any remuneration from the law firm during the fiscal year ended September 30, 2004 and was not actively involved in its management. We ceased doing business with this law firm effective November 8, 2004.

During the fiscal years ended September 30, 2005 and 2004, SGC purchased an aggregate of $248,000 and $675,000 of tobacco products from KW Seneca Tobacco, which is owned by Kevin Seneca, a member of the Council and a previous Seneca Gaming Authority commissioner.

During the fiscal years ended September 30, 2005 and 2004, SGC purchased an aggregate of $104,000 and $147,000 of bottled water from Wahta Springs, which is owned by Arthur Montour, Jr., a former member of the Council. As of November 2, 2004, Mr. Montour was no longer a member of the Council.

SGC agreed to sponsor the Native American Games which is organized by the Buffalo Sports Society, of which Bergal Mitchell, one of our directors, is a member. During the fiscal year ended September 30, 2004, SGC provided the Buffalo Sports Society with an aggregate of $150,000 in cash and services.

During the fiscal years ended September 30, 2005 and 2004, STGC paid M&M Allegany Junction approximately $258,000 and $118,000 for leasing the building used by STGC for administrative purposes. M&M Allegany Junction is owned by Merle Watt, Sr., the brother of Maribel Printup, a member of our board of directors.

Reference is made to “Directors and Executive Officers of the Registrant” for a discussion of certain matters relating to the compensation and employment of our officers and compensation of our directors.

Item 14.  Principal Accountant Fees and Services

The following table sets forth the aggregate fees incurred by SGC related to the services of SGC’s independent registered public accounting firm, Ernst & Young LLP for the years indicated:

	Fiscal Year September 30,
	2004	2005

Audit fees(1)	$797,238	$763,054
Audit-related fees(2)		17,923
Tax fees	7,400	—
All other fees(3)	65,201	—
Total	$869,839	$780,977

(1)   The audit fees relate to the audit of SGC’s annual financial statements and quarterly reviews. Audit fees also include services for agreed upon procedures reports in connection with the National Indian Gaming Commission requirements. For 2004, this amount also includes fees related to the 2004 senior note offering of $258,340, including Ernst & Young LLP consent included in the Registration Statement on Form S-4 and comfort letter procedures.  For 2005, this amount also includes fees related to the 2005 senior note offering of $179,150, including Ernst & Young LLP consent included in the Registration Statement on Form S-4 and comfort letter procedures.

(2)   Audit related fees relate to audit services for the Company’s employee benefit plan.

(3)   All other fees relate to post construction compliance and cost assessment procedure reports.

Preapproval of Services Required

Under the policies and procedures established by our audit committee, each engagement for audit and permissible non-audit services to be provided by our independent registered public accounting firm must be approved by the audit committee. The preapproval policy prohibits the independent registered public accounting firm from providing the following services: bookkeeping or other services related to our accounting records or financial statements; financial information systems design and implementation; appraisal or valuation services; fairness opinions or contribution-in-kind reports; actuarial services; internal audit outsourcing services; management function services; human resource services; broker-dealer, investment adviser or investment banking services; legal services; and expert services unrelated to the audit.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)1. and 2.

Financial statements required as a part of this Annual Report on Form 10-K are listed on the “Index to Consolidated Financial Statements” at page F-1 herein. All financial statements schedules are omitted since the required information is included in the financial statements or the notes thereto, or is not applicable.

(a)3.	Exhibits

1.1

Purchase Agreement, dated April 29, 2004, by and among SGC, the Guarantors defined therein and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities LLC and Wells Fargo Securities, LLC, as the Initial Purchasers (incorporated by reference to Exhibit 1.1 to SGC’s Registration Statement No. 333-117633 filed with the SEC on July 23, 2004).

1.2

Purchase Agreement, dated May 18, 2005, by and among SGC, the Guarantors as defined therein and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities LLC and Wells Fargo Securities, LLC, as the Initial Purchasers (incorporated by reference to Exhibit 1.1 to SGC’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2005).

	3.1	Fifth Amended and Restated Charter of SGC (incorporated by reference to Exhibit 3.1 to SGC’s Annual Report on Form 10-K filed with the SEC on May 9, 2005).

	3.2	Second Amended and Restated By-Laws of SGC (incorporated by reference to Exhibit 3.1 to SGC’s Annual Report on Form 10-K filed with the SEC on May 9, 2005).

	3.3	Third Amended and Restated Charter of SNFGC (incorporated by reference to Exhibit 3.1 to SGC’s Annual Report on Form 10-K filed with the SEC on May 9, 2005).

	3.4	Third Amended and Restated By-Laws of SNFGC (incorporated by reference to Exhibit 3.1 to SGC’s Annual Report on Form 10-K filed with the SEC on May 9, 2005).

	3.5	Second Amended and Restated Charter of STGC (incorporated by reference to Exhibit 3.1 to SGC’s Annual Report on Form 10-K filed with the SEC on May 9, 2005).

	3.6	Amended and Restated By-Laws of STGC (incorporated by reference to Exhibit 3.1 to SGC’s Annual Report on Form 10-K filed with the SEC on May 9, 2005).

	3.7	Second Amended and Restated Charter of SEGC (incorporated by reference to Exhibit 3.1 to SGC’s Annual Report on Form 10-K filed with the SEC on May 9, 2005).

	3.8	Amended and Restated By-Laws of SEGC (incorporated by reference to Exhibit 3.1 to SGC’s Annual Report on Form 10-K filed with the SEC on May 9, 2005).

4.1

Indenture, dated as of May 5, 2004, among SGC, the Guarantors as defined therein and Wells Fargo Bank, National Association, as Trustee, relating to our $300,000,000 principal amount of 7¼% Senior Notes due 2012 (including form of note) (incorporated by reference to Exhibit 4.1 to SGC’s Registration Statement No. 333-117633 filed with the SEC on July 23, 2004).

4.2

Supplemental Indenture, dated as of May 23, 2005, to the Indenture, dated as of May 5, 2004, among SGC, the Guarantors as defined therein and Wells Fargo Bank, National Association, as Trustee, relating to our $200,000,000 principal amount of 7¼% Senior Notes due 2012, Series B (including form of note) (incorporated by reference to Exhibit 4.1 to SGC’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2005).

4.3

Registration Rights Agreement, dated as of May 5, 2004, among SGC, the Guarantors party thereto and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities LLC and Wells Fargo Securities, LLC, as the Initial Purchasers (incorporated by reference to Exhibit 4.2 to SGC’s Registration Statement No. 333-117633 filed with the SEC on July 23, 2004).

4.4

Registration Rights Agreement, dated as of May 23, 2005, among SGC, the Guarantors party thereto and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities LLC and Wells Fargo Securities, LLC, as the Initial Purchasers (incorporated by reference to Exhibit 4.2 to SGC’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2005).

4.5

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

4.6

Amendment No. 1, dated May 23, 2005, to Nation Agreement, dated May 5, 2004, between Seneca Nation of Indians, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bank of America Securities LLC and Wells Fargo Securities, LLC, collectively as the Initial Purchasers, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to SGC’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2005).

4.7

Assignment and Plan of Distribution Agreement, entered into and effective as of May 5, 2004, by and between Seneca Nation of Indians and SGC (incorporated by reference to Exhibit 4.2 to SGC’s Registration Statement No. 333-117633 filed with the SEC on July 23, 2004).

10.1

Nation-State Gaming Compact between the Seneca Nation of Indians and New York State, effective December 9, 2002 (incorporated by reference to Exhibit 10.1 to SGC’s Registration Statement No. 333-117633 filed with the SEC on July 23, 2004).

10.2

Term Loan Agreement, dated as of November 22, 2002, between Freemantle Limited, as Lender, and SNFGC, as Borrower, as amended by Amendment No. 1 on December 6, 2002 (incorporated by reference to Exhibit 10.2 to SGC’s Registration Statement No. 333-117633 filed with the SEC on July 23, 2004).

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

10.7

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

10.9

Agreement, dated as of October 15, 2003, between SNFGC, as Owner, and Klewin Building Company, Inc., as Design/Builder (for Seneca Niagara Casino luxury hotel) (incorporated by reference to Exhibit 10.6 to SGC’s Registration Statement No. 333-117633 filed with the SEC on August 18, 2004).

10.10

First Amendment to Design/Build Agreement, dated as of February 10, 2004, by and between SNFGC, as Owner, and Klewin Building Company, Inc., as Design/Builder (for Seneca Niagara Casino Hotel) (incorporated by reference to Exhibit 10.7 to SGC’s Registration Statement No. 333-117633 filed with the SEC on August 18, 2004).

10.11

Agreement, dated as of September 1, 2004, between SNFGC, as Owner, and Klewin Building Company, Inc., as Design/Builder (for Seneca Allegany Casino Parking Garage) (incorporated by reference to Exhibit 10.10 to SGC’s Annual Report on Form 10-K filed with the SEC on May 9, 2005).

10.12

Agreement, dated as of September 1, 2004, between STGC, as Owner, and Klewin Building Company, Inc., as Design/Builder (for Seneca Allegany Casino hotel and casino) (incorporated by reference to Exhibit 10.11 to SGC’s Annual Report on Form 10-K filed with the SEC on May 9, 2005).

10.13

Construction Management Agreement, dated as of July 14, 2005, between Seneca Construction Management Corporation, as Construction Manager, and STGC, as Owner (for Seneca Allegany Casino Phase II Hotel and Casino) (incorporated by reference to Exhibit 10.1 to SGC’s Current Report on Form 8-K filed with the SEC on July 17, 2005).

10.14

Letter of Agreement, dated June 29, 2005, for Mutual Termination of the Agreement dated September 1, 2004 between SNFGC, as Owner, and Klewin Building Company, Inc., as Design/Builder (for Seneca Allegany Casino Phase II Hotel and Casino) (incorporated by reference to Exhibit 10.2 to SGC’s Current Report on Form 8-K filed with the SEC on July 17, 2005).

10.15	+

Employment Agreement, dated July 13, 2004, between SGC and Barry W. Brandon (incorporated by reference to Exhibit 10.9 to SGC’s Registration Statement No. 333-117633 filed with the SEC on July 23, 2004).

10.16	+

Amended and Restated Employment Agreement, dated April 13, 2004, between SGC and G. Michael Brown (incorporated by reference to Exhibit 10.8 to SGC’s Registration Statement No. 33-117633 filed with the SEC on July 23, 2004).

10.17	+

Amended and Restated Employment Agreement, dated July 13, 2004, between SGC and Annette Mohawk Smith (incorporated by reference to Exhibit 10.10 to SGC’s Registration Statement No. 333-117633 filed with the SEC on July 23, 2004).

10.18	+

Second Amended and Restated Employment Agreement, dated April 6, 2005, between SGC and John Pasqualoni (incorporated by reference to Exhibit 10.16 to SGC’s Annual Report on Form 10-K filed with the SEC on May 9, 2005).

10.19	+

Amended and Restated Employment Agreement, dated July 13, 2004, between SGC and Joseph D’Amato (incorporated by reference to Exhibit 10.12 to SGC’s Registration Statement No. 333-117633 filed with the SEC on July 23, 2004).

10.20	+

Amended and Restated Employment Agreement, dated July 13, 2004, between SGC and Michael F. Speller (incorporated by reference to Exhibit 10.13 to SGC’s Registration Statement No. 333-117633 filed with the SEC on July 23, 2004).

10.21	+	Employment Agreement, dated April 28, 2005, between SGC and Rajat Shah (incorporated by reference to Exhibit 10.11 to SGC’s Annual Report on Form 10-K filed with the SEC on May 9, 2005).

10.22	+

Separation and Consulting Agreement, dated April 6, 2005, between SGC and C. Michael Brown (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on April 6, 2005).

10.23	+

Amendment No. 1 to Employment Agreement, dated as of October 1, 2005, between SGC and Barry W. Brandon (incorporated by reference to Exhibit 10.20 to SGC’s Registration Statement No. 333-128443 filed with the SEC on November 30, 2005)

12.1	*	Statement regarding Computation of Ratios.

21.1	*	List of Subsidiaries of SGC.

24.1	*	Power of Attorney (included on the signature page of this Annual Report).

31.1	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

*      Filed herewith.

+      Management contract or compensatory plan or arrangement.

(b)           See item (a)3. above

(c)           See item (a)1. and 2. above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in Niagara Falls, State of New York, on the 29th day of December, 2005.

SENECA GAMING CORPORATION

By:	/s/ John Pasqualoni

John Pasqualoni
President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints John Pasqualoni and Joseph A. D’Amato, and each or any of them, his or her true and lawful attorney-in-fact and agent, each with full power of substitution and resubstitution, for him or her in his or her name, place and stead, in any and all capacities, to sign on his or her behalf individually and in each capacity stated below any or all amendments to this annual report on Form 10-K and any other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agent, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.  This Power of Attorney may be signed in several counterparts.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ John Pasqualoni	President and Chief Executive Officer (Principal Executive Officer)	December 29, 2005
John Pasqualoni

/s/ Joseph A. D’Amato	Senior Vice President, Finance and Administration (Principal Financial and Accounting Officer)	December 29, 2005
Joseph A. D’Amato

/s/ Barry E. Snyder, Sr.	Chairman of the Board of Directors	December 29, 2005
Barry E. Snyder, Sr.

/s/ Bergal L. Mitchell III	Vice Chairman of the Board of Directors	December 29, 2005
Bergal L. Mitchell III

/s/ Maurice A. John, Sr.	Treasurer and Director	December 29, 2005
Maurice A. John, Sr.

/s/ N. Cochise Redeye	Director	December 29, 2005
N. Cochise Redeye

/s/ Maribel Printup	Director	December 29, 2005
Maribel Printup

/s/ Martin E. Seneca, Jr.	Director	December 29, 2005
Martin E. Seneca, Jr.

SENECA GAMING CORPORATION

SENECA GAMING CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Seneca Gaming Corporation

We have audited the accompanying consolidated balance sheets of Seneca Gaming Corporation as of September 30, 2005 and 2004, and the related consolidated statements of operations and changes in capital, and cash flows for each of the three years in the period ended September 30, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Seneca Gaming Corporation at September 30, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Buffalo, New York

December 12, 2005

SENECA GAMING CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30
	2005	2004
	(In Thousands)
Assets
Cash and cash equivalents	$142,467	$211,595
Short-term investments	96,091	57,963
Receivables from Nation	875	—
Other receivables, net	1,979	1,348
Inventories	2,095	2,123
Other current assets	6,437	3,171
Total current assets	249,944	276,200
Property and equipment, net	430,418	282,797
Other long-term assets	18,486	25,059
Total assets	$698,848	$584,056

Liabilities and capital
Current portion of long-term debt	$—	$325
Trade payables	3,898	3,415
Accrued interest	14,218	10,866
Construction payables - SCMC	10,894	—
Construction payables - other	23,341	28,807
Exclusivity fees	5,717	41,549
Dividend payable to the Nation	—	655
Other current liabilities	38,003	31,752
Total current liabilities	96,071	117,369
Long-term debt	493,352	380,000
Total liabilities	589,423	497,369
Capital:
Retained earnings	109,425	86,687
Total liabilities and capital	$698,848	$584,056

See accompanying notes.

SENECA GAMING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND CHANGES IN CAPITAL

	Year ended September 30, 2005	Year ended September 30, 2004	Year ended September 30, 2003
	(In Thousands)
Revenues
Gaming	$440,156	$337,536	$184,332
Food and beverage	41,689	31,358	16,158
Retail, entertainment and other	16,955	11,797	4,823
Less promotional allowances	(49,647)	(24,295)	(9,557)
Net revenues	449,153	356,396	195,756

Expenses
Gaming	114,746	92,531	53,686
Food and beverage	34,877	26,387	15,856
Retail, entertainment and other	10,418	7,184	2,732
Advertising, general and administrative	117,188	91,552	42,176
Pre-opening costs	1,509	4,228	7,155
Depreciation and amortization	26,295	17,638	8,723
Total operating expenses	305,033	239,520	130,328
Operating income	144,120	116,876	65,428
Non-recurring construction charge	(13,301)	—	—
Interest income	5,116	1,535	44
Interest expense	(90,366)	(33,702)	(15,515)
Net income	45,569	84,709	49,957
Beginning capital balance (deficit)	86,687	46,996	(2,961)
Dividends declared to the Nation	(20,438)	(28,665)	—
Distribution of real property, equipment and leasehold rights to the Nation	(2,393)	(16,353)	—
Ending capital balance	$109,425	$86,687	$46,996

See accompanying notes.

SENECA GAMING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended September 30, 2005	Year ended September 30, 2004	Year ended September 30, 2003
	(In Thousands)
Cash flows provided by operating activities
Net income	$45,569	$84,709	$49,957
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,295	17,638	8,723
Amortization of deferred financing costs	2,445	1,735	937
Provision for bad debts	171	96	70
Fair market value adjustment of interest rate cap	177	1,328	—
Write-off of deferred financing costs	2,468
Other	1,315	(264)	—
Changes in operating assets and liabilities:
Current assets	(4,947)	(1,713)	(5,092)
Long-term assets	(149)	(1,287)	—
Current liabilities	(25,692)	41,561	45,533
Due to Nation for developmental and organizational costs	—	—	(2,408)
Net cash provided by operating activities	47,652	143,803	97,720

Investing activities
Purchases of property and equipment	(171,011)	(168,704)	(111,607)
Payments for real property acquisitions to be distributed to the Nation and other assets	(1,673)	(12,036)	(7,356)
Refund of deposits	700	—	—
Purchase of short-term investments	(20,163)	(57,963)	—
Net cash used in investing activities	(192,147)	(238,703)	(118,963)

Financing activities
Proceeds from senior notes	193,000	300,000	—
Proceeds from term loan	—	22,700	57,300
Repayment of term loan	(80,000)	—	—
Payments to sinking fund, net	(11,917)	(6,048)	—
Purchase of interest rate caps	—	(2,188)	—
Proceeds from sale of interest rate caps	683	—	—
Proceeds from notes payable—equipment	—	19,266	37,344
Repayments of notes payable—equipment	(325)	(46,916)	(8,487)
Net repayments from note payable to Nation	—	—	(250)
Payment of deferred financing costs	(4,982)	(11,937)	(5,168)
Dividends paid to the Nation	(21,092)	(28,010)	—
Net cash provided by financing activities	75,367	246,867	80,739
Decrease/increase in cash and cash equivalents	(69,128)	151,967	59,496
Cash and cash equivalents at beginning of year	211,595	59,628	132
Cash and cash equivalents at end of year	$142,467	$211,595	$59,628
Supplemental disclosures of cash flow information
Cash paid for interest, net of amounts capitalized	$81,748	$21,213	$13,138
Noncash investing activities:
Distribution of property and leasehold rights to the Nation	$2,393	$16,353	$—
Discount received upon extinguishment of long-term debt	$—	$882	$—

See accompanying notes.

SENECA GAMING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Seneca Niagara Falls Gaming Corporation, or SNFGC

Seneca Territory Gaming Corporation, or STGC

Seneca Erie Gaming Corporation, or SEGC

SNFGC was formed on August 1, 2002 to operate the Nation’s gaming activities in Niagara Falls, New York. Operations at SNFGC’s casino, or Seneca Niagara Casino, commenced December 31, 2002.  In connection with the approval of the Compact on October 25, 2002, the State of New York transferred to the Nation certain property upon which the former Niagara Falls, New York, Convention Center (the Facility) was located.  As provided for in the Compact, the Nation leased the property to SNFGC pursuant to a lease agreement dated October 25, 2002.  SNFGC then leased the property to the Empire State Development Corporation (ESDC) pursuant to a sublease agreement dated October 25, 2002.  The ESDC then subleased the property back to SNFGC under a sub-sublease agreement also dated as of October 25, 2002.  The SNFGC casino is located on this leased property site and operates in the renovated facility.  The sub-sublease agreement with ESDC required SNFGC to pay Supplemental Rent of approximately $24 million in the event SNFGC conducted Class III gaming in a structure within the City of Niagara Falls outside of the Facility.  The Supplemental Rent represents the remaining general obligation bonds outstanding issued by ESDC in connection with financing of the Facility in the 1970s.  The sublease and sub-sublease were entered into in order to provide ESDC a continuing contractual interest in the Facility.

Based on the Company’s expansion plans, which includes expanded Class III gaming, the liability for payment of the Supplemental Rent became probable.  As a result, the Company negotiated a discounted payment of $22.0 million, which was paid to ESDC in August 2004.  This payment fulfilled the Nation’s and SNFGC’s obligation under the Compact with respect to such Supplemental Rent and results in the termination of both the sublease and sub-sublease.  The Company has recorded the $22.0 million payment as leasehold improvements, since it represents an additional cost of the facility leased from the Nation.  This amount is being amortized over the remaining term of the Compact, through 2023.

STGC was formed on September 20, 2003 to operate the Nation’s gaming activities in Salamanca, New York on its territorial land. From its formation until the May 1, 2004 opening of the STGC’s casino in Salamanca, or the Seneca Allegany Casino, STGC dedicated its efforts to the construction and equipping of the Seneca Allegany Casino, hiring and training staff, and obtaining regulatory approvals.

SEGC was formed on August 9, 2003 to operate the Nation’s gaming activities in Erie County, New York and had originally selected a site for this facility near the Buffalo-Niagara International Airport in Cheektowaga, New York, or the Cheektowaga Site. As a result of ongoing litigation and time deadlines set forth in the Compact, on October 3, 2005 the Nation acquired approximately nine acres of land in the historic waterfront district of downtown Buffalo.  SEGC commenced

SENECA GAMING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

construction of SEGC’s Erie County gaming facility on those nine acres on December 8, 2005.  The exclusive right, under the Compact, to establish and operate a third Class III gaming facility in Erie County may terminate if the Nation or SEGC fails to commence Class III gaming operations by December 9, 2007.

SGC’s fiscal year-end is September 30. References to 2005, 2004, and 2003 represent the years ended September 30, 2005, September 30, 2004, and September 30, 2003, respectively. SGC’s financial position at September 30, 2003, and results of operations and cash flows for 2003, consist principally of SNFGC’s activities. As described in Note 11, the Nation incurs certain costs for regulatory and other expenses that are passed through to the Company on a dollar-for-dollar basis.

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

Short-term investments at September 30, 2005 consist of the following:

	Cost	Fair Value
	(In Thousands)

U.S. Government agency notes	$18,091	$18,091
Market auction preferred stock	78,000	78,000
Total short-term investments	$96,091	$96,091

U.S. Government agency notes have maturities of less than one year. Market auction preferred stock has a dividend rate determined periodically (typically less than 90 days) based on an auction mechanism. Notwithstanding the liquidity which may be provided by the auction process, market auction preferred stock generally does not have a scheduled maturity.  Short-term investments are classified as available for sale as defined in SFAS No. 115.  Realized gains and/or losses from the sales of short-term investments were not material for all years presented.  Also, for all years presented there were no unrealized gains or losses recorded in accumulated other comprehensive income, nor were any amounts reclassified to accumulated other comprehensive income.

Receivables

Receivables consist primarily of gaming receivables and non-gaming receivables. Gaming receivables represent credit extended to approved casino customers. The Company maintains an allowance for doubtful accounts which is based on management’s estimate of the amount expected to be uncollectible considering experience and the information management obtains regarding the creditworthiness of the customer. The collectibility of these receivables could be affected by future business or economic trends.

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

SENECA GAMING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The cost of significant improvements is capitalized. Costs of normal repairs and maintenance are charged to expense as incurred. Gains or losses on disposition of property and equipment are included in the determination of income. Interest incurred for construction related projects are capitalized and amortized over the life of the related asset using the straight-line method. The interest rate used was 7¼%, 7¼% and 30½% during 2005, 2004 and 2003, respectively. The amount of interest capitalized for 2005, 2004 and 2003 was approximately $5,054,000, $654,000 and $1,416,000, respectively.

In accordance with the Financial Accounting Standard Board’s Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), the carrying value of the Company’s assets are reviewed when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment loss has occurred based on current and future levels of income and expected future cash flows as well as other factors, then an impairment loss is recognized as a deduction in determining operating income. SGC management concludes that no such impairment exists at September 30, 2005.

Deferred Financing Costs

Deferred financing costs include costs incurred in connection with issuance of long-term debt. These costs are amortized over the term of the related financing agreement. Amortization expense for 2005, 2004, and 2003, was $2,445,000, $1,735,000 and $937,000, respectively.

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

Advertising

The Company expenses advertising costs as incurred. Total advertising expenses for 2005, 2004 and 2003 were $6,123,000, $5,665,000 and $2,454,000, respectively.

Pre-opening Costs

In accordance with the American Institute of Certified Public Accountants’ Statement of Position 98-5, Reporting on the Costs of Start-up Activities, pre-opening costs are expensed as incurred. Pre-opening costs in 2005, 2004 and 2003 consist of development costs in obtaining Class III gaming approval as well as employee costs, legal, marketing and advertising expenses, and other direct expenses related to the opening of SNFGC and STGC, and the development of SEGC. For the years ended September 30, 2005, 2004 and 2003, such costs totaled $1,509,000, $4,228,000 and $7,155,000, respectively.

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

SENECA GAMING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The retail value of providing such promotional allowances was included in revenues as follows:

	Years Ended September 30
	2005	2004	2003
	(In Thousands)

Food and beverage	$23,769	$15,636	$7,037
Retail, entertainment, and other	10,631	7,182	2,520
Promotional allowances	$34,400	$22,818	$9,557

Promotional allowances per the accompanying consolidated statements of income includes promotional credits for free slot play offered to our patrons of $15,247 and $1,477 for the years ended September 30, 2005 and 2004, respectively.

The estimated cost of providing such promotional allowances was as follows:

	Years Ended September 30
	2005	2004	2003
	(In Thousands)

Food and beverage	$21,225	$13,299	$6,913
Retail, entertainment, and other	8,082	5,205	1,862
Promotional allowances	$29,307	$18,504	$8,775

Gaming Expenses

Gaming expenses include the slot exclusivity fee which the Company is required to pay to the State of New York based on its Compact (see Note 12), casino operations, and earned Seneca Link Player’s Card points. The Company accrues for Seneca Link Player’s Card points expected to be redeemed in the future based on the cost of items expected to be redeemed.

Retirement Savings Plan

The Company sponsors a defined contribution retirement savings plan for its employees.  The Company’s expense relating to this plan was $306,000 and $136,000 in the fiscal years ended September 30, 2005 and 2004, respectively.

Income Taxes

The Nation is a sovereign Indian nation with independent legal jurisdiction over its people and its lands. As an enterprise owned by the Nation, SGC is not subject to federal or state income taxes.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, short-term investments, receivables, accounts payable, and accrued expenses, and the senior notes approximate fair value.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal years beginning after June 15, 2005.  The Company does not believe that the adoption of SFAS 153 will have a material effect on its results of operations or consolidated financial position.

SENECA GAMING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In May 2005, the Financial Accounting Standards Board, Issued Statement of Financial Accounting Standards SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”).  SFAS 154 replaces APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and establishes retrospective application as the required method for reporting a change in accounting principle.  The reporting of a correction of an error by restating previously issued financial statements is also addressed.  SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The Company does not believe that the adoption of SFAS 154 will have a material effect on its results of operations or consolidated financial position.

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

3. Cash and Cash Equivalents

At September 30, 2005 and 2004, the Company had cash and cash equivalents of $142.5 million and $211.6 million, respectively. For reporting purposes, cash and cash equivalents include all operating cash and in-house funds.

4. Concentration of Credit Risk

Financial instruments that potentially subject SGC to concentrations of credit risk consist principally of cash and cash equivalent accounts in financial institutions. SGC maintains its cash balances in several financial institutions. Accounts are insured by the Federal Deposit Insurance Corporation up to $100,000. Cash and cash equivalents exceeding federally insured limits totaled approximately $117.0 million and $190.6 million at September 30, 2005 and 2004, respectively.

5. Other Receivables, Net

Components of other receivables, net are as follows:

	September 30
	2005	2004
	(In Thousands)

Gaming	$1,127	$936
Non-gaming	1,126	579
	2,253	1,515
Allowance for doubtful accounts	(274)	(167)
Receivables, net	$1,979	$1,348

6. Other Current Assets

Components of other current assets are as follows:

	September 30
	2005	2004
	(In Thousands)

Prepaid expenses	$6,192	$2,919
Other	245	252
Other current assets	$6,437	$3,171

SENECA GAMING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Property and Equipment, Net

Components of property and equipment are as follows:

	September 30
	2005	2004
	(In Thousands)

Buildings	$105,004	$69,011
Leasehold improvements – casino	105,412	103,889
Leasehold improvements – other	345	345
Furniture and equipment	101,944	88,175
Construction-in-progress	170,275	47,738
	482,980	309,158
Less accumulated depreciation and amortization	(52,562)	(26,361)
Property and equipment, net	$430,418	$282,797

8. Other Long-Term Assets

Components of other long-term assets are as follows:

	September 30
	2005	2004
	(In Thousands)

Deferred financing costs, net	$13,981	$13,976
Restricted Cash – Sinking Fund	—	6,048
Land to be distributed to Nation	3,901	2,888
Deposits	604	1,287
Other	—	860
	$18,486	$25,059

In 2005 and 2004, the Company incurred costs toward the acquisition of land totaling $1.7 million and $2.9 million, respectively, which, net of $0.8 million related to a potential SEGC casino site which was written off, are included in other long-term assets on the accompanying balance sheet.

During 2005, the Company made deposits to a sinking fund required by the Freemantle Term Loan, in the amount of $17.5 million.  Upon termination of the Term Loan in May 2005, the $23.5 million of deposited funds plus accumulated earnings was transferred, $18.0 million to short-term investments and $5.6 million  to cash and cash equivalents.

9. Other Current Liabilities

Components of other current liabilities are as follows:

	September 30
	2005	2004
	(In Thousands)

Accrued salaries, wages, and benefits	$7,522	$6,770
Regulatory fees and police and sheriff services	9,347	5,186
Gaming liabilities	11,875	7,792
Other accrued expenses	9,259	12,004
Other current liabilities	$38,003	$31,752

SENECA GAMING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Long-Term Debt

Long-term debt, as described below, consists of the following:

	September 30
	2005	2004
	(In Thousands)

2004 7¼% Senior Notes due 2012	$300,000	$300,000
2005 7¼% Senior Notes due 2012	193,352	—
Term loan	—	80,000
Equipment financing and other	—	325
	493,352	380,325
Less current maturities of long-term debt	—	(325)
Long-term debt	$493,352	$380,000

7¼% Senior Notes due 2012

On May 5, 2004, SGC issued $300.0 million in 7¼% senior notes due 2012, or the 2004 senior notes. The 2004 senior notes are guaranteed by STGC, SEGC and, as of May 23, 2005, SNFGC or collectively, the Guarantors.  All of the guarantors are wholly owned by SGC and their guarantees are full, unconditional, joint and several.  The net proceeds from the 2004 senior notes were, or will be, used principally to fund in whole or in part (a) the repayment in May 2004 of vendor equipment financing (discussed below), (b) SNFGC’s construction and equipping of a 604-room hotel, (c) the acquisition of the remaining 26 acres in Niagara Falls, as provided for in the Compact, (d) the payment of $22.0 million in August 2004 to satisfy the obligation to the Empire State Development Corporation in connection with the transfer of certain property to the Nation for use as the Seneca Niagara Casino, and (e) a $25.0 million distribution to the Nation.  All assets of SGC come from the proceeds of the offerings of senior notes, along with any intercompany advances or loans to SGC’s subsidiaries.  SGC has no independent operating assets or operating activities.

On May 23, 2005, SGC issued an additional $200.0 million in 7¼% senior notes due 2012, Series B, or the 2005 senior notes. The 2005 senior notes are treated as a single class with the 2004 senior notes and are identical to the 2004 senior notes, except for certain tax attributes and prior to November 1, 2005 the amount of interest accrued thereon.  Gross proceeds on the 2005 senior notes were approximately $193.0 million.  Such proceeds were, or will be, used to (a) pay in full and terminate on May 23, 2005, the senior secured term loan, or the Term Loan, made by Freemantle Limited, or Freemantle, to SNFGC in November 2002, for a negotiated amount of approximately $126.7 million, representing $80.0 million in outstanding principal and approximately $46.7 million for interest on such principal, at a prescribed interest rate, that would have otherwise been payable if the Term Loan had not been paid on May 23, 2005, but was instead paid 8½ months prior to its November 22, 2007 stated maturity, (b) to fund certain costs associated with the expansion of our operations, (c) to pay the fees and expenses associated with the offering of the 2005 senior notes, and (d) for general corporate purposes.  Interest on the 2004 and 2005 senior notes is payable semi-annually on November 1 and May 1. The 2004 and 2005 senior notes are unsecured and rank equally. As of September 30, 2005, aggregate accrued interest on the 2004 and 2005 senior notes was $14.2 million.

The Indenture governing the 2004 and 2005 senior notes contains certain financial and non-financial covenants. The financial covenants include limitations on restricted payments and the incurrence of indebtedness, while the non-financial covenants include reporting obligations and compliance with laws and regulations. As of September 30, 2005, SGC was in compliance with all covenants in the Indenture applicable to it.

Term Loan

SNFGC entered into a five-year Term Loan with Freemantle Limited (Lender) dated November 22, 2002. The Term Loan required that the Lender provide $80.0 million in financing for the initial construction of the SNFGC casino facility and other related costs. As of September 30, 2005 and 2004, $0 and $80.0 million were outstanding, respectively.  As discussed above, on May 23, 2005, the Term Loan was paid in full. The negotiated payment in full of the Term Loan resulted in a charge to earnings on the early extinguishment of the Term Loan of approximately $49.2 million, including the write-off of $2.5 million of deferred financing costs.  These amounts are included in interest expense.

Upon repayment of the Term Loan, SNFGC became a full and unconditional guarantor of the 2004 and 2005 notes.

SENECA GAMING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Equipment Financing

During 2003, SNFGC entered into five financing arrangements with certain slot machine vendors providing approximately $37.0 million to finance SNFGC’s gaming equipment, including its slot machines. Interest rates on these loans ranged from 6.0% to 6.42%. These loans were retired in May 2004 using proceeds from the Company’s 2004 Senior Notes. A gain of $415,000 was recognized in 2004, net of a $467,000 write-off of deferred financing costs related to these loans.

During 2004, STGC entered into four financing arrangements with certain slot machine vendors providing approximately $18.1 million to finance STGC’s slot machine purchases. Interest rates on these loans ranged from 6.0% to 8.0%. These notes were retired in May 2004 from the proceeds of the Company’s 2004 Senior Notes.

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

Maturities of the Company’s long-term debt are as follows:

Maturities

Fiscal year ended September 30:
2006	$—
2007	—
2008	—
2009	—
2010	—
Thereafter	500,000
$500,000

11. Related-Party Transactions

Land Leases from the Nation

The Nation entered into an operating lease agreement (Head Lease) with SNFGC on October 25, 2002, for use of the land and the building which is currently the Seneca Niagara Casino. The Seneca Niagara Casino lease term is for 21 years and requires monthly rent payments of $1.0 million.  Rent payments commenced July 1, 2003. Rent payments were increased to $1.25 million per month, effective June 1, 2005.  Rent is payable only to the extent that sufficient funds are available, measured on an annual basis, from the net proceeds derived from the operation of the casino facility and other commercial activities related to the operation of the casino. If on an annual basis sufficient funds are not available, any shortfall in the rent amount does not accumulate.  Due to the related party nature of this lease, which can be effectively modified by the Nation, the Company records lease expense monthly equal to the payment amount for the respective month.  During the fiscal years ended September 30, 2005, 2004 and 2003, SNFGC made lease payments to the Nation of $13.0 million, $12.0 million and $3.0 million, respectively.  The lease contains no renewal options or escalation clauses.

STGC leases the land upon which the Seneca Allegany Casino operates from the Nation pursuant to an oral agreement. From May through September 2004, STGC paid a monthly lease payment of $750,000.  The monthly lease payment was increased to $1.0 million effective October 1, 2004 and to $1.25 million effective March 1, 2005.  During the fiscal years ended September 30, 2005, 2004 and 2003, STGC made lease payments to the Nation of $13.8 million, $3.8 million and $0, respectively.  There is no present oral agreement as to renewal options or escalation.

Beginning October 1, 2005, and each October 1 thereafter, the lease payments for both leases may increase by 3%, per the provisions of the indenture relating to the senior notes.

SENECA GAMING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Other Related-Party Transactions

On July 14, 2005, STGC entered into a construction management agreement with Seneca Construction Management Corporation, or SCMC, a wholly owned corporation of the Nation, to manage the construction of the new 220-room hotel and casino at Seneca Allegany Casino. SCMC replaces Klewin Gaming & Hospitality, Inc., or Klewin, the prior construction manager for the Seneca Allegany Casino hotel and casino project. SCMC will be responsible for contract procurement and daily oversight of the construction project. The original construction agreement provides that the cost of all of the contract work to be completed under the agreement will not exceed a guaranteed maximum amount of $123.0 million.  This construction agreement is currently being amended to provide for, among other matters, an increase in the $123.0 million guaranteed maximum amount of the cost of all contract work to be completed due to the design changes and the related delay in this project and foundation work referenced above.  If STGC further changes the scope of the project or finishing materials, the guaranteed maximum amount under the contract may be further increased.

In connection with the termination of the luxury hotel design/build construction contract, the board of directors of SNFGC authorized senior management to commence discussions with SCMC to enter into a definitive agreement to complete the Seneca Niagara Casino expansion project.  The board of directors also authorized SNFGC to immediately engage SCMC to manage the Seneca Niagara Casino expansion project while such definitive agreement is negotiated and finalized.

As of January 1, 2005, the Company transferred all Class II operations to the Nation, including its poker operations.  The net book value of the equipment transferred of approximately $2.4 million was recorded as an equity transaction.  The Company leases space within both Seneca Niagara Casino & Hotel and Seneca Allegany Casino for operation of the poker rooms by the Nation.  During 2005, the Company recorded $875,000 of rental income and at September 30, 2005, the Company has recorded $875,000 as a receivable from the Nation relating to poker room rentals.

During 2005 and 2004, the Company declared dividends to the Nation of $20.4 million and $28.7 million, respectively.  Dividends of $21.1 million and $28.0 million were paid in 2005 and 2004, respectively.

During 2004, the Company distributed real property and leasehold rights acquired, net of liabilities transferred, for use in its casino operations to the Nation.  The distribution amount of $16.4 million for 2004 is based on the acquisition costs.

The Company is charged by the Nation for SGA costs, which are incurred by the Nation. SGA costs charged to the Company were approximately $8.7 million in 2005, $6.2 million in 2004 and $3.6 million in 2003. The Company also incurs costs which are passed through the Nation for New York State gaming regulatory services and New York State Police and Cattaraugus County Sheriff Department services. The Company has recorded expenses of approximately $7.4 million in 2005, $5.0 million in 2004 and $2.6 million in 2003 in connection with these services. At September 30, 2005 and 2004, approximately $9.3 million and $5.2 million, respectively, of the SGA, other regulatory, and police costs are recorded as other current liabilities.

SGC incurred legal fees of $82,000, $183,000 and $229,000 primarily for regulatory and compact matters during 2005, 2004 and 2003, respectively, from a law firm that specializes in gaming regulatory issues in which the former President/CEO of SGC is a partner. The former President/CEO did not receive any remuneration from the law firm during 2004.  The Company ceased using the services of this law firm effective November 8, 2004.

During 2005, 2004 and 2003, the Company purchased $248,000, $689,000 and $317,000, respectively, of tobacco products from an entity in which the owner is an SGA Commissioner.

During 2005, 2004 and 2003, the Company purchased $104,000, $158,000 and $38,000 of bottled water from an entity, which is owned by a member of the Council. As of November 2, 2004, this individual is no longer a member of the Council.

STGC leases office space in a building owned by the brother of a member of the Company’s board of directors.  During the fiscal years ended September 30, 2005 and 2004, such lease payments totaled approximately $258,000 and $118,000, respectively.

SENECA GAMING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Commitments and Contingencies

Litigation

On August 24, 2005, SNFGC filed a complaint against Klewin and BankNorth, as joint defendants, in the Superior Court for the Judicial District of New London, Connecticut. The suit was filed to obtain immediate injunctive relief in conjunction with a pending demand for arbitration by SNFGC related to Klewin ‘s failure to make required payments to the subcontractors for the construction of Seneca Niagara Casino’s new luxury hotel. SNFGC filed the complaint in order to enjoin the defendants from utilizing approximately $14.6 million paid by SNFGC (approximately $11.25 million was for the benefit of subcontractors on the Seneca Niagara Casino project and the balance related to the Seneca Allegany Casino expansion projects) into an account with BankNorth in the name of Klewin, which was set up by SNFGC principally for the purpose of paying Klewin’s subcontractors (including the architect) on the construction project. SNFGC was subsequently informed by Klewin that approximately $14.6 million paid by SNFGC into the account was “swept” by BankNorth and, as a result, several subcontractors (including the architect) were not paid by Klewin. Among other things, the complaint seeks temporary and permanent injunctive relief requiring that the defendants return to the account the approximate $14.6 million that has been removed from that account and temporary and permanent injunctive relief enjoining defendants from utilizing the approximate $14.6 million that has been removed from the account, other than for payment of Klewin’s subcontractors on the construction projects.  SNFGC intends to advance funds to the architect and has advanced funds to SCMC for payment to the remaining subcontractors.

On August 25, 2005, the parties appeared before the court and agreed to a stipulated immediate order freezing the remaining balance of approximately $5.5 million in the account pending a hearing on SNFGC’s application for temporary and permanent injunctive relief, subject to limited draw rights of not more than $350,000 per week permitted to Klewin for its operating expenses pursuant to a budget to be submitted by Klewin weekly.  The Company intends to seek recovery of all amounts already withdrawn from the account, except to the extent disbursed for appropriate purposes. On September 14, 2005, Klewin filed an Application for Immediate Temporary Injunction seeking a temporary injunction prohibiting the Company from using design and construction documents and appropriating Klewin employees.  Klewin has also asserted counterclaims alleging, among other matters, tortious interference with their business.  A hearing related to these counterclaims and the temporary injunction was held on November 22, 2005 and on November 30, 2005, the Court granted the Company’s motion to dismiss Klewin’s counterclaims and Application for Immediate Temporary Injunction.  On November 23, 2005, BankNorth filed an answer asserting, among other matters, certain counterclaims including a request for a declaratory judgment to the effect that BankNorth would be permitted to retain approximately $9.1 million of the $14.6 million swept from the Klewin account.  The Company can provide no assurance that it will be able to recover all or any portion of the approximate $14.6 million.  As such, the Company has recorded a $13.3 million charge to earnings, representing the unrecovered amounts above, net of $1.3 million of management fees and other amounts which were otherwise due Klewin.

The Company is a defendant in certain litigation in the normal course of business. In the opinion of management, based on the advice of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse effect on the Company’s financial condition or results of operations.

The Seneca Nation Compact

As part of its Compact, the Nation agrees to contribute to the State of New York a portion of the proceeds from the operation and conduct of each category of Gaming Device for which exclusivity exists, based on the win of such machines (cash dropped into machines, after payouts but before expenses) and totaled on a cumulative quarterly basis to be adjusted annually at the end of the relevant calendar year.  However, beginning in February 2005, the Company began advancing to the Nation on a monthly basis the exclusivity fee due for the prior month.  The exclusivity fee to the State of New York for years 1–4 (through December 31, 2006), is 18.0% paid on an annual basis. Thereafter, the exclusivity fee is 22% for years 5–7 (through December 31, 2009), on a semi-annual basis and 25.0% for years 8–14 (through December 31, 2016), on a quarterly basis.

Amounts payable for exclusivity fees were $5.7 million, $41.5 million and $28.9 million at September 30, 2005, 2004 and 2003, respectively, and are recorded as exclusivity fees on the accompanying balance sheet. The exclusivity fee expense was $67.3 million, $51.6 million and $28.9 million for the years ended September 30, 2005, 2004 and 2003, respectively.

SENECA GAMING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Additional Casino Locations and Expansion

As described in Note 1, the Compact provides the Nation the exclusive right to conduct Class III gaming activities at three sites in the western region of the State of New York.  The construction of our third casino site in Erie County as well as expansion to SNFGC and STGC will require significant capital outlays. The amount and timing of these capital expenditures are dependent on various factors including financing availability, certain Nation and governmental approvals, construction timelines, and the performance of its two operating casinos.

Capital Projects

On May 18, 2004, the Company began construction of a hotel connected to the existing Seneca Niagara Casino featuring approximately 600 rooms, approximately 950 slot machines, and various amenities. The hotel will cost approximately $235.0 to $240.0  million to complete, including all construction costs and costs associated with furniture, fixtures, and equipment.

During 2004, the Company began to construct a parking garage and perform site preparation work for a hotel connected to the existing Seneca Allegany Casino featuring 220 rooms.  STGC estimates that the parking garage and hotel will cost between $187.0 million and $198.0 million to complete, including all construction costs and costs associated with furniture, fixtures, and equipment.   The parking garage portion of this amount is approximately $31.0 million.  The Company has capitalized $47.8 million as of September 30, 2005 for these projects.

The Seneca Niagara Casino hotel is expected to partially open during December 2005 and be completely opened by March 2006.  The Seneca Allegany Casino parking garage was open to the public on July 1, 2005, while the hotel is expected to partially open in October 2006, and be completely opened by December 2006.

Operating Leases

In addition to its Head Lease with the Nation (Note 11), the Company rents land and building space, an employee parking lot, and warehouse space; and administrative space for its STGC casino facility, under various operating leases. The lease terms vary from yearly to 21 years with renewal options. Total rent expense under all operating leases for 2005, 2004 and 2003 was approximately $32.7 million, $21.0 million and $4.0 million, respectively.  The terms of the 2004 Senior Notes limit the monthly payments under the SNFGC Head Lease and STGC land lease to $1.25 million with annual increases up to 3.0% beginning no earlier than October 2005. Estimated minimum rents due under the operating leases (including the Head Lease and STGC land lease) are as follows:

(In Thousands)
Fiscal year ended September 30:
2006	$31,070
2007	32,002
2008	32,962
2009	33,884
2010	34,778
Thereafter	523,638
$688,334

Exhibits

1.1

Purchase Agreement, dated April 29, 2004, by and among SGC, the Guarantors defined therein and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities LLC and Wells Fargo Securities, LLC, as the Initial Purchasers (incorporated by reference to Exhibit 1.1 to SGC’s Registration Statement No. 333-117633 filed with the SEC on July 23, 2004).

1.2

Purchase Agreement, dated May 18, 2005, by and among SGC, the Guarantors as defined therein and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities LLC and Wells Fargo Securities, LLC, as the Initial Purchasers (incorporated by reference to Exhibit 1.1 to SGC’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2005).

3.1	Fifth Amended and Restated Charter of SGC (incorporated by reference to Exhibit 3.1 to SGC’s Annual Report on Form 10-K filed with the SEC on May 9, 2005).

3.2	Second Amended and Restated By-Laws of SGC (incorporated by reference to Exhibit 3.1 to SGC’s Annual Report on Form 10-K filed with the SEC on May 9, 2005).

3.3	Third Amended and Restated Charter of SNFGC (incorporated by reference to Exhibit 3.1 to SGC’s Annual Report on Form 10-K filed with the SEC on May 9, 2005).

3.4	Third Amended and Restated By-Laws of SNFGC (incorporated by reference to Exhibit 3.1 to SGC’s Annual Report on Form 10-K filed with the SEC on May 9, 2005).

3.5	Second Amended and Restated Charter of STGC (incorporated by reference to Exhibit 3.1 to SGC’s Annual Report on Form 10-K filed with the SEC on May 9, 2005).

3.6	Amended and Restated By-Laws of STGC (incorporated by reference to Exhibit 3.1 to SGC’s Annual Report on Form 10-K filed with the SEC on May 9, 2005).

3.7	Second Amended and Restated Charter of SEGC (incorporated by reference to Exhibit 3.1 to SGC’s Annual Report on Form 10-K filed with the SEC on May 9, 2005).

3.8	Amended and Restated By-Laws of SEGC (incorporated by reference to Exhibit 3.1 to SGC’s Annual Report on Form 10-K filed with the SEC on May 9, 2005).

4.1

Indenture, dated as of May 5, 2004, among SGC, the Guarantors as defined therein and Wells Fargo Bank, National Association, as Trustee, relating to our $300,000,000 principal amount of 7¼% Senior Notes due 2012 (including form of note) (incorporated by reference to Exhibit 4.1 to SGC’s Registration Statement No. 333-117633 filed with the SEC on July 23, 2004).

4.2

Supplemental Indenture, dated as of May 23, 2005, to the Indenture, dated as of May 5, 2004, among SGC, the Guarantors as defined therein and Wells Fargo Bank, National Association, as Trustee, relating to our $200,000,000 principal amount of 7¼% Senior Notes due 2012, Series B (including form of note) (incorporated by reference to Exhibit 4.1 to SGC’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2005).

4.3

Registration Rights Agreement, dated as of May 5, 2004, among SGC, the Guarantors party thereto and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities LLC and Wells Fargo Securities, LLC, as the Initial Purchasers (incorporated by reference to Exhibit 4.2 to SGC’s Registration Statement No. 333-117633 filed with the SEC on July 23, 2004).

4.4

Registration Rights Agreement, dated as of May 23, 2005, among SGC, the Guarantors party thereto and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities LLC and Wells Fargo Securities, LLC, as the Initial Purchasers (incorporated by reference to Exhibit 4.2 to SGC’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2005).

4.5

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

4.6

Amendment No. 1, dated May 23, 2005, to Nation Agreement, dated May 5, 2004, between Seneca Nation of Indians, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bank of America Securities LLC and Wells Fargo Securities, LLC, collectively as the Initial Purchasers, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to SGC’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2005).

4.7

Assignment and Plan of Distribution Agreement, entered into and effective as of May 5, 2004, by and between Seneca Nation of Indians and SGC (incorporated by reference to Exhibit 4.2 to SGC’s Registration Statement No. 333-117633 filed with the SEC on July 23, 2004).

10.1

Nation-State Gaming Compact between the Seneca Nation of Indians and New York State, effective December 9, 2002 (incorporated by reference to Exhibit 10.1 to SGC’s Registration Statement No. 333-117633 filed with the SEC on July 23, 2004).

10.2

Term Loan Agreement, dated as of November 22, 2002, between Freemantle Limited, as Lender, and SNFGC, as Borrower, as amended by Amendment No. 1 on December 6, 2002 (incorporated by reference to Exhibit 10.2 to SGC’s Registration Statement No. 333-117633 filed with the SEC on July 23, 2004).

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

10.7

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

10.9

Agreement, dated as of October 15, 2003, between SNFGC, as Owner, and Klewin Building Company, Inc., as Design/Builder (for Seneca Niagara Casino luxury hotel) (incorporated by reference to Exhibit 10.6 to SGC’s Registration Statement No. 333-117633 filed with the SEC on August 18, 2004).

10.10

First Amendment to Design/Build Agreement, dated as of February 10, 2004, by and between SNFGC, as Owner, and Klewin Building Company, Inc., as Design/Builder (for Seneca Niagara Casino Hotel) (incorporated by reference to Exhibit 10.7 to SGC’s Registration Statement No. 333-117633 filed with the SEC on August 18, 2004).

10.11

Agreement, dated as of September 1, 2004, between SNFGC, as Owner, and Klewin Building Company, Inc., as Design/Builder (for Seneca Allegany Casino Parking Garage) (incorporated by reference to Exhibit 10.10 to SGC’s Annual Report on Form 10-K filed with the SEC on May 9, 2005).

10.12

Agreement, dated as of September 1, 2004, between STGC, as Owner, and Klewin Building Company, Inc., as Design/Builder (for Seneca Allegany Casino hotel and casino) (incorporated by reference to Exhibit 10.11 to SGC’s Annual Report on Form 10-K filed with the SEC on May 9, 2005).

10.13

Construction Management Agreement, dated as of July 14, 2005, between Seneca Construction Management Corporation, as Construction Manager, and STGC, as Owner (for Seneca Allegany Casino Phase II Hotel and Casino) (incorporated by reference to Exhibit 10.1 to SGC’s Current Report on Form 8-K filed with the SEC on July 17, 2005).

10.14

Letter of Agreement, dated June 29, 2005, for Mutual Termination of the Agreement dated September 1, 2004 between SNFGC, as Owner, and Klewin Building Company, Inc., as Design/Builder (for Seneca Allegany Casino Phase II Hotel and Casino) (incorporated by reference to Exhibit 10.2 to SGC’s Current Report on Form 8-K filed with the SEC on July 17, 2005).

10.15	+

Employment Agreement, dated July 13, 2004, between SGC and Barry W. Brandon (incorporated by reference to Exhibit 10.9 to SGC’s Registration Statement No. 333-117633 filed with the SEC on July 23, 2004).

10.16	+

Amended and Restated Employment Agreement, dated April 13, 2004, between SGC and G. Michael Brown (incorporated by reference to Exhibit 10.8 to SGC’s Registration Statement No. 33-117633 filed with the SEC on July 23, 2004).

10.17	+

Amended and Restated Employment Agreement, dated July 13, 2004, between SGC and Annette Mohawk Smith (incorporated by reference to Exhibit 10.10 to SGC’s Registration Statement No. 333-117633 filed with the SEC on July 23, 2004).

10.18	+

Second Amended and Restated Employment Agreement, dated April 6, 2005, between SGC and John Pasqualoni (incorporated by reference to Exhibit 10.16 to SGC’s Annual Report on Form 10-K filed with the SEC on May 9, 2005).

10.19	+

Amended and Restated Employment Agreement, dated July 13, 2004, between SGC and Joseph D’Amato (incorporated by reference to Exhibit 10.12 to SGC’s Registration Statement No. 333-117633 filed with the SEC on July 23, 2004).

10.20	+

Amended and Restated Employment Agreement, dated July 13, 2004, between SGC and Michael F. Speller (incorporated by reference to Exhibit 10.13 to SGC’s Registration Statement No. 333-117633 filed with the SEC on July 23, 2004).

10.21	+	Employment Agreement, dated April 28, 2005, between SGC and Rajat Shah (incorporated by reference to Exhibit 10.11 to SGC’s Annual Report on Form 10-K filed with the SEC on May 9, 2005).

10.22	+

Separation and Consulting Agreement, dated April 6, 2005, between SGC and C. Michael Brown (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on April 6, 2005).

10.23	+

Amendment No. 1 to Employment Agreement, dated as of October 1, 2005, between SGC and Barry W. Brandon (incorporated by reference to Exhibit 10.20 to SGC’s Registration Statement No. 333-128443 filed with the SEC on November 30, 2005)

12.1	*	Statement regarding Computation of Ratios.

21.1	*	List of Subsidiaries of SGC.

24.1	*	Power of Attorney (included on the signature page of this Annual Report).

31.1	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

*      Filed herewith.

+      Management contract or compensatory plan or arrangement.

(b)           See item (a)3. above

(c)           See item (a)1. and 2. above.