Form 10-Q
period 2005-12-31
Seneca Gaming Corp
filed 2006-02-14
CIK 1296785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Indicate by check mark whether the registrant has (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer☐	Accelerated filer☐	Non-accelerated filer☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

At February 13, 2006, the registrant had no outstanding shares of common stock. The registrant is wholly owned by the Seneca Nation of Indians.

i

PART I.  FINANCIAL INFORMATION

Item I.                                                              Financial Statements

SENECA GAMING CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2005	September 30, 2005
	(dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$50,465	$142,467
Short-term investments	98,000	96,091
Receivables from Nation	467	875
Other receivables, net	2,027	1,979
Inventories	2,411	2,095
Other current assets	6,185	6,437
Total current assets	159,555	249,944

Property and equipment, net	480,237	430,418
Other long-term assets	60,325	18,486
Total assets	$700,117	$698,848

Liabilities and Shareholders’ Equity
Current liabilities:
Trade payables	5,330	3,898
Construction payables - SCMC	32,433	10,894
Construction payables - other	—	23,341
Exclusivity fees payable	5,373	5,717
Accrued interest	6,042	14,218
Other current liabilities	35,897	38,003
Total current liabilities	85,075	96,071

Long-term debt	493,601	493,352

Total liabilities	578,676	589,423

Capital:
Retained earnings	121,441	109,425

Total liabilities and capital	$700,117	$698,848

See accompanying notes.

SENECA GAMING CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended December 31,
	2005	2004
	(dollars in thousands)
Revenues
Gaming	$110,039	$104,291
Food and beverage	9,786	9,676
Retail, entertainment and other	4,722	4,234
Less: promotional allowances	(15,631)	(10,325)
Net revenues	108,916	107,876

Expenses
Gaming	28,040	28,627
Food and beverage	8,810	8,691
Retail, entertainment and other	3,012	2,881
Advertising, general and administrative	31,420	29,231
Pre-opening costs	3,056	63
Depreciation and amortization	7,071	6,367

Total operating expenses	81,409	75,860

Operating income	27,507	32,016
Interest income	1,528	1,003
Interest expense	(7,749)	(11,956)

Net income	$21,286	$21,063

See accompanying notes.

SENECA GAMING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31,
	2005	2004
	(dollars in thousands)
Cash flows relating to operating activities:
Net income	$21,286	$21,063
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,071	6,367
Amortization of deferred financing costs and debt discount	787	620
Other	115	137
Change in operating assets and liabilities:
Current assets	189	(465)
Long-term assets	—	10
Current liabilities	(9,193)	7,790
Net cash provided by operating activities	$20,255	$35,522

Cash flows relating to investing activities:
Purchases of property and equipment	(58,700)	(47,812)
Payments for land acquisitions	(12,663)	(198)
Purchase of investments, net	(1,909)	(33,906)
Payment to collateralize letter of credit	(34,055)	—
Net cash used in investing activities	(107,327)	(81,916)

Cash flows relating to financing activities:
Payments to sinking fund, net	—	(11,973)
Repayments of long-term debt	—	(138)
Payment of deferred financing costs	(345)	(95)
Dividends paid to the Nation	(4,585)	(655)
Net cash used in financing activities	(4,930)	(12,861)

Net decrease in cash and cash equivalents	(92,002)	(59,255)

Cash and cash equivalents balances:
Beginning of period	142,467	211,595
End of period	$50,465	$152,340

Supplemental disclosures of cash flow information
Noncash investing activities
Distribution of property to the Nation	$4,685	$—

See accompanying notes.

SENECA GAMING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      Organization and Basis of Presentation

The consolidated financial statements include the accounts of Seneca Gaming Corporation, or SGC, and its wholly owned subsidiaries, or collectively, the Company. In consolidation, all intercompany balances and transactions have been eliminated. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ended September 30, 2006. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

SGC, which was formed on August 1, 2002, is wholly owned by the Seneca Nation of Indians, or the Nation. The Nation is a federally recognized Indian tribe with total territorial land comprising approximately 54,000 acres in the Western New York region. SGC was organized by the Nation to operate and manage its Class III Gaming activities pursuant to the Indian Gaming Regulatory Act of 1988, or IGRA. Under IGRA, federally recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal land, subject to, among other things, the negotiation of a compact with the affected state. Pursuant to IGRA, the Nation entered into the Nation-State Gaming Compact with the State of New York in August, 2002, or the Compact, which has been approved by the Federal Bureau of Indian Affairs, Department of the Interior. The Compact provides the Nation the exclusive right to conduct Class III gaming activities at three sites in the western region of the State of New York.

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

The Council, at the request of the SGC Board of Directors, chartered three subsidiary corporations of SGC to operate the three sites authorized by the Compact. In addition, the SGC Board of Directors hired the executive management of SGC, including the President and Chief Executive Officer, to oversee, develop, and manage the three sites. The subsidiary corporations are as follows:

•                                          Seneca Niagara Falls Gaming Corporation, or SNFGC

•                                          Seneca Territory Gaming Corporation, or STGC

•                                          Seneca Erie Gaming Corporation, or SEGC

SNFGC was formed on August 1, 2002 to operate the Nation’s gaming activities in Niagara Falls, New York. Operations at SNFGC’s casino, or Seneca Niagara Casino, commenced December 31, 2002.  On December 30, 2005, SNFGC officially opened the first 10 of 26 floors of rooms of its luxury hotel, which includes 35,000 square feet of additional gaming space, 3 new restaurants, 3 new retail stores and a 25,200 square-foot multi-purpose room and an additional 8,000 square feet of conference and banquet space.  The luxury hotel is adjacent and connected to the Seneca Niagara Casino.  The entire complex, including the luxury hotel and the Seneca Niagara Casino, is referred to as the Seneca Niagara Casino and Hotel.

STGC was formed on September 20, 2003 to operate the Nation’s gaming activities in Salamanca, New York on its territorial land. Operations at STGC’s casino, or Seneca Allegany Casino, commenced May 1, 2004.

SEGC was formed on August 9, 2003 to operate the Nation’s gaming activities in Erie County, New York. On October 3, 2005, the Nation acquired approximately nine acres of land in the historic waterfront district of downtown Buffalo.  SEGC commenced construction of SEGC’s Erie County gaming facility on those nine acres on December 8, 2005.  The exclusive right, under the Compact, to establish and operate a third Class III gaming facility in Erie County may terminate if the Nation or SEGC fails to commence Class III gaming operations by December 9, 2007.

2.                                      Long-Term Debt

Long-term debt, as described below, consists of the 2004 and 2005 7¼% senior notes.

7¼% Senior Notes

On May 5, 2004, SGC issued $300.0 million in 7¼% senior notes due 2012, or the 2004 senior notes. The 2004 senior notes are guaranteed by SNFGC, STGC and SEGC or collectively, the Guarantors.  The net proceeds from the 2004 senior notes were, or will be, used principally to fund in whole or in part (a) the repayment in May 2004 of vendor equipment financing, (b) SNFGC’s construction and equipping of the luxury hotel, (c) the acquisition of the remaining 24 acres in Niagara Falls, as provided for in the Compact, (d) the payment of $22.0 million in August 2004 to satisfy the obligation to the Empire State Development Corporation in connection with the transfer of certain property to the Nation for use as the Seneca Niagara Casino, and (e) a $25.0 million distribution to the Nation, paid in 2004.

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

Interest on the 2004 and 2005 senior notes is payable semi-annually on May 1 and November 1. The 2004 and 2005 senior notes are unsecured and rank equally. As of December 31, 2005, aggregate accrued interest on the 2004 and 2005 senior notes was $6.0 million.

The Indenture governing the 2004 and 2005 senior notes contains certain financial and non-financial covenants. The financial covenants include limitations on restricted payments and the incurrence of indebtedness, while the non-financial covenants include reporting obligations and compliance with laws and regulations. As of December 31, 2005, SGC was in compliance with all covenants in the Indenture.

Term Loan

SNFGC entered into a five year Term Loan with Freemantle on November 22, 2002. The Term Loan provided $80.0 million in financing for the initial construction of the Seneca Niagara Casino and other related costs.

As discussed above, on May 23, 2005, the Term Loan was paid in full. The negotiated payment in full of the Term Loan resulted in a charge to earnings in May 2005 on the early extinguishment of the Term Loan of approximately $49.2 million, including the write-off of $2.5 million of deferred financing costs.

Derivative Instruments

SGC is considered an “end user” of derivative instruments and has engaged in derivative transactions for risk management purposes only. Effective on May 25, 2004, SGC entered into two interest rate cap agreements for an aggregate notional amount of $80.0 million, equal to the then outstanding balance of the Term Loan. The instruments were purchased for approximately $1.1 million each, $2.2 million in total. Periodic changes in the fair market value of the instruments were recorded as adjustments to interest expense. Both instruments were sold in the third quarter of 2005 subsequent to the payment in full and termination of the Term Loan.  Gross proceeds from the sale of these instruments were $0.7 million.

3.                                      Related-Party Transactions

Land Leases from the Nation

The Nation entered into an operating lease agreement (Head Lease) with SNFGC on October 25, 2002, for use of the land and the building which is currently a portion of the Seneca Niagara Casino and Hotel. The Seneca Niagara Casino and Hotel lease term is for 21 years and currently requires monthly rent payments of $1.25 million.  Rent payments of $1.0 million per month commenced July 1, 2003. Rent payments were increased from $1.0 million to $1.25 million per month, effective June 1, 2005.  Effective October 1, 2005, the lease payments may increase by 3% annually and each October 1 thereafter over the remaining lease life.

Annual increases must be authorized by the board of directors of SGC and, subject to compliance with the terms of the Indenture governing the senior notes, may exceed 3%.  Rent is payable only to the extent that sufficient funds are available, measured on an annual basis, from the net proceeds derived from the operation of the casino facility and other commercial activities related to the operation of the casino.  If on an annual basis sufficient funds are not available, any shortfall in the rent amount does not accumulate.  Due to the related party nature of this lease, which can be effectively modified by the Nation, the Company records monthly lease expense equal to the payment amount for the respective month.  During the fiscal quarter ended December 31, 2005 and 2004, SNFGC made lease payments to the Nation of $3.8 million and $3.0 million, respectively.  The lease contains no renewal options or escalation clauses.

STGC leases the land upon which the Seneca Allegany Casino operates from the Nation pursuant to an oral agreement. The monthly lease payment was $1.0 million effective October 1, 2004 and $1.25 million effective March 1, 2005.  Effective October 1, 2005, the lease payments may increase by 3% annually and each October 1 thereafter over the remaining lease life.  Annual increases must be authorized by the board of directors of SGC and, subject to compliance with the terms of the Indenture governing the senior notes, may exceed 3%.  During the fiscal quarters ended December 31, 2005 and 2004, STGC made lease payments to the Nation of $3.8 million and $3.0 million, respectively.  There is no present oral agreement as to renewal options or escalation.

Other Related Party Transactions

Both SNFGC and STGC have entered into construction management agreements with Seneca Construction Management Corporation (SCMC) for the construction of the luxury hotel project at Seneca Niagara Casino and the resort hotel project at Seneca Allegany Casino.  SCMC is wholly owned by the Nation.  For the quarter ended December 31, 2005, SNFGC and STGC have made total payments to SCMC of $37.8 million.

As of January 1, 2005, the Company transferred all Class II operations to the Nation, including its poker operations.  The Company leases space within both Seneca Niagara Casino and Hotel and Seneca Allegany Casino for operation of the poker rooms by the Nation.  For the quarter ended December 31, 2005, the Company recorded $0.2 million of rental income and fees and at December 31, 2005, the Company has recorded $0.5 million as a receivable from the Nation relating to poker room rentals and fees.

During the fiscal quarters ended December 31, 2005 and 2004, the Company declared and paid dividends to the Nation of $4.6 million and $0.7 million, respectively.

During the quarter ended December 31, 2005, the Company distributed real property of $4.7 million for use in its casino operations to the Nation.  The distribution amount of $4.7 million for 2005 is based on the acquisition costs.

The Company is charged by the Nation for SGA costs, which are incurred by the Nation. SGA costs charged to the Company were approximately $2.4 million in the quarter ended December 31, 2005, as compared to $1.9 million in the quarter ended December 31, 2004.  The Company also incurs costs which are passed through the Nation for New York State gaming regulatory services and New York State Police and Cattaraugus County Sheriff Department services. The Company has recorded expenses of approximately $1.8 million in the quarter ended December 31, 2005, and $2.1 million in the quarter ended December 31, 2004. At December 31, 2005 and 2004, approximately $10.0 million and $6.4 million, respectively, of the SGA, other regulatory, and police costs were recorded as other current liabilities.

SGC incurred legal fees of $22,000 primarily for regulatory and compact matters during the quarter ended December 31, 2004 from a law firm that specializes in gaming regulatory issues in which the former President/CEO of SGC was a partner. The former President/CEO did not receive any remuneration from the law firm during 2004.  The Company ceased using the services of this law firm effective November 8, 2004.

During the quarters ended December 31, 2005 and 2004, the Company purchased $38,000 and $106,000, respectively, of tobacco products from an entity in which the owner is a member of the Council.

During the quarter ended December 31, 2004, the Company purchased $56,000 of bottled water from an entity which is owned by a member of the Council. As of November 2, 2004, this individual was no longer a member of the Council.

STGC leases office space in a building owned by the brother of a member of the Company’s board of directors.  During the fiscal quarters ended December 31, 2005 and 2004, such lease payments totaled $0 and $98,000, respectively.  At December 31, 2005, $99,000 in lease expense was payable to this individual.  Such amount was paid in January 2006.

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

Pursuant to the Compact, amounts due to New York State are payable by the Nation. In February, 2005, Seneca Niagara Casino and Seneca Allegany casino commenced monthly payments to the Nation of each entity’s prior month’s exclusivity fees. For the three months ended December 31, 2005 and 2004, total exclusivity fees were $16.6 million and $15.6 million, respectively. Of the $16.6 million exclusivity fee for the three months ended December 31, 2005, $11.0 million was attributable to SNFGC and $5.6 million was attributable to STGC.

Additional Casino Location and Planned Expansion

As described in Note 1, the Compact provides the Nation the exclusive right to conduct Class III gaming activities at three sites in the western region of the State of New York.  The construction of our third casino site in Erie County as well as expansion by SNFGC and STGC will require significant capital outlays. The amount and timing of these capital expenditures are dependent on various factors including financing availability, certain Nation and governmental approvals, construction timelines, and the performance of its two operating casinos.

5.                                      Class II Gaming Operations Transfer

Effective January 1, 2005 and at the direction of the Council, the Class II gaming operations at Seneca Niagara Casino and Seneca Allegany Casino were transferred to the Nation.  For the three months ended December 31, 2004, the Company had total revenues from these Class II gaming operations of approximately $3.4 million. Also, equipment with a net book value of $2.5 million was transferred to the Nation on January 1, 2005.  This was recorded as a distribution to the Nation in January 2005.

6.                                      Subsequent Events

In January 2006, an action was filed in the United States District Court, Western District of New York by various plaintiffs against the United States Department of the Interior, the National Indian Gaming Commission and three individuals in their official capacities as Secretary of the Interior, Acting Assistant Secretary of the Interior for Indian Affairs and Chairman of the National Indian Gaming Commission.  The action seeks declaratory and injunctive relief under the Administrative Procedure Act, the Declaratory Judgements Act, the National Historic Preservation Act (NHPA), the National Environmental Policy Act (NEPA) and the Indian Regulatory Gaming Act (IGRA) and is principally directed at the decisions and actions of the defendants that permit the construction and operation of our Seneca Buffalo Creek Casino.  The plaintiffs claim that the defendants have failed to comply with NEPA, NHPA and IGRA and have requested that the Court take numerous actions including declaring that the lands acquired by the Nation pursuant to the Seneca Nation Land Claims Settlement Act (SNLCSA) are not gaming eligible Indian lands within the meaning of IGRA and declaring that the Compact violates IGRA.  If the plaintiffs are successful, the Nation would be unable to conduct any gaming upon lands acquired pursuant to SNLCSA.

On or about February 1, 2006, an action was filed in the New York Supreme Court, County of Erie by various plaintiffs against George E. Pataki, in his official capacity as Governor of the State of New York; State Gaming Officials of the New York State Wagering Board; City of Buffalo; Common Council of the City of Buffalo; Anthony Masiello in his previous capacity as Mayor of Buffalo; Byron Brown in his capacity as Mayor of Buffalo; City of Buffalo Department of Public Works; Buffalo Sewer Authority; and Niagara Frontier Transportation Authority. The action seeks directive and injunctive relief under the State Environmental Quality Review Act (SEQRA); the First Parks, Recreation, Historic Preservation Law (PRHPL); First City Environmental Review Ordinance (CERO); and Freedom of Information Law (FOIL) and is principally directed at the decisions and actions of the defendants in connection with our Seneca Buffalo Creek Casino. The plaintiffs claim that the defendants have failed to comply with SEQRA, PRHPL, CERO, and FOIL and have requested that the Court take numerous actions including directing compliance with SEQRA, PRHPL, CERO and FOIL and restraining further action relating to the development of our Seneca Buffalo Creek Casino. If the plaintiffs are successful, the Nation may be delayed in the completion of the Seneca Buffalo Creek Casino at this site or may be unable to complete the Seneca Buffalo Creek Casino at this site. Certain of these plaintiffs are also plaintiffs in the federal lawsuit filed in January 2006 and referenced above.

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

Forward-Looking Statements

When used in this Quarterly Report on Form 10-Q, in other filings with the SEC, in our press releases or in our other public or shareholder communications, the words “believe,” “estimate,” “anticipate,” “expect,” “contemplate,” “may,” “will” and similar expressions are intended to identify forward-looking statements. Statements looking forward in time are included in this Quarterly Report on Form 10-Q pursuant to the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially, including, but not limited to, the risk factors contained or reference herein and in our other reports filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, including our 2005 Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements to reflect events or circumstances occurring after the date hereof.

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

Under the Compact, the Nation also has an exclusive right to establish and operate a third Class III gaming facility in Erie County, New York. On October 3, 2005, the Nation acquired approximately nine acres of land in the historic waterfront district of downtown Buffalo.  The Company commenced construction of its Erie County gaming facility on those nine acres on December 8, 2005.  The exclusive right, under the Compact, to establish and operate a third Class III gaming facility in Erie County may terminate if the Nation or SEGC fails to commence Class III gaming operations in Erie County by December 9, 2007.  See “Part II. Item 1. - Legal Proceedings” for information regarding litigation related to our Seneca Buffalo Creek Casino.

Executive Summary

Our Current Operations.   We currently operate two Class III gaming facilities, Seneca Niagara Casino, in the City of Niagara Falls, New York, and Seneca Allegany Casino, in the City of Salamanca, New York. Our casino operations include gaming, dining, entertainment and retail. For the three months ended December 31, 2005, approximately 95% of our net revenue was derived from our gaming activities.

Key Performance Indicators.   Our operating results are dependent on the volume of profitable patrons visiting our casinos, our ability to attract them for repeat visits, our provision of superior service to our patrons and the expansion of and reinvestment in our facilities.

Seneca Niagara Casino.   Seneca Niagara Casino currently relies primarily on drive-in and bus patrons from the Buffalo, Niagara Falls, and Rochester areas in New York and secondarily from the Erie, Pennsylvania area, Ohio and other parts of New York. Since opening on December 31, 2002, Seneca Niagara Casino has experienced steady growth in its patron base. With the partial opening of our 604-room hotel and related amenities in December 2005 and the expected completion of the hotel and amenities by March 31, 2006, we believe that we will be able to increase profitable patron volume and gaming activity, extend our geographic penetration and appeal to a more diverse demographic base.  The luxury hotel expansion includes:

•                  604 rooms, including 118 suites of various sizes, with 10 floors officially opened on December 30, 2005, and the remaining floors scheduled to open by March 31, 2006;

•                  35,000 square feet of additional gaming space featuring approximately 950 slot machines and 33 table games (12 of which were relocated from the existing gaming areas), which additional gaming space opened on December 15, 2005;

•                  a full-service luxury spa and salon, scheduled to open on March 31, 2006;

•                  a 25,200 square-foot multi-purpose room and an additional 8,000 square feet of conference and banquet space, all of which opened on December 31, 2005;

•                  two specialty restaurants, a 24-hour casual dining restaurant and a deli, with the specialty restaurants having opened on December 27, 2005 and January 19, 2006, the casual dining restaurant having opened on December 23, 2005,  and the deli having opened on December 15, 2005; and

•                  approximately 2,300 square feet of retail space for three stores, with two stores having opened on December 15, 2005 and one having opened on December 30, 2005.

Seneca Allegany Casino.  Since opening on May 1, 2004, Seneca Allegany Casino has experienced steady growth in its patron base, net revenue, and profitability. Seneca Allegany Casino has attracted patrons from the southern portion of Western New York, Erie and Pittsburgh, Pennsylvania, and Ohio. From opening through December 31, 2005, approximately 66%, of the casino’s patrons have come from outside of the State of New York.

In July 2005, we opened our 1,850-space parking garage and we are constructing a 220-room hotel and casino at Seneca Allegany Casino. We believe this expansion is necessary to provide a first-class gaming experience for our patrons and to maintain the competitive position of the facility in light of expected future casino gaming competition in Pennsylvania. We expect that the total cost of this expansion project, including the cost of our recently opened parking garage, will cost between $187.0 and $198.0 million, and we plan to continue to fund this expansion with cash flows from operations at Seneca Allegany Casino and borrowings from SGC. We are targeting opening the entire public area space and the first few floors of this hotel by October 22, 2006.  This target date may be extended based on various factors, including cost, which we are currently evaluating.  We continue to plan to open the remaining hotel floors by December 31, 2006.

Seneca Buffalo Creek Casino

In addition to Seneca Niagara Casino and Seneca Allegany Casino, the Nation has the exclusive right to construct our third Class III gaming facility in Erie County, New York. This new Class III gaming facility, which we refer to as Seneca Buffalo Creek Casino, is expected to cater primarily to the local market in Buffalo and its suburbs. On October 3, 2005 the Nation acquired approximately nine acres of land in the historic waterfront district of downtown Buffalo.  We commenced construction of our Erie County gaming facility on those nine acres, constituting the Nation’s Buffalo Creek Territory, on December 8, 2005.  Buffalo Creek Casino is expected to initially feature:

•           1,900 to 2,200 slot machines;

•           30 to 50 table games;

•           a specialty restaurant;

•           a 24-hour casual dining restaurant;

•           a nightclub;

•           retail stores; and

•           a 2,500-space parking garage.

The Nation’s exclusive right under the Compact with New York State to establish and operate a Class III gaming facility in Erie County, New York, could have terminated if the Nation had failed to commence construction of a Class III gaming facility in Erie County by December 9, 2005 (and we note that we commenced construction on December 8, 2005) and may terminate if the Nation fails to commence Class III gaming operations in Erie County by December 9, 2007. We expect to open the Buffalo Creek Casino by the December 9, 2007 deadline.  The timing of the opening of Seneca Buffalo Creek Casino will depend on various factors, including existing legal challenges by various plaintiffs.  See”Part II. Item 1. Legal Proceedings.”  In the event that we are able to open a casino in Erie County, this casino will be owned and operated by SEGC. We intend to operate Seneca Buffalo Creek Casino in a manner that will complement both Seneca Niagara Casino and Seneca Allegany Casino.

Current, Continued and Future Reliance on Cash Flow.  We intend to fund the maintenance of our facilities and our planned future expansion projects from our cash flow and cash on hand. We currently rely and will continue to rely on our ability to generate cash flow from operations to repay our debt financing.

Seasonality.  Our results of operations have not been seasonal in nature.

Overall Outlook.   As discussed in more detail above, since inception, we have invested heavily in our operations and plan to continue to do so during the remainder of fiscal 2006.  We believe that investments in additional gaming space and non-gaming amenities at our facilities and our exclusive ability to offer Class III gaming in Western New York, will enable us to capitalize on what we believe is an underserved market in Western New York, Pennsylvania and parts of Ohio.

Critical Accounting Policies and Estimates

There have been no changes in critical accounting policies and estimates since the filing of our 2005 Form 10-K for the year ended September 30, 2005.

Operating Results - Three Months Ended December 31, 2005 Compared to the Three Months Ended December 31, 2004

Operating Results

	Three Months Ended December 31,
	2005	2004
	(unaudited, dollars in thousands)
Net Revenue	$108,916	$107,876
Operating expenses:
Gaming	28,040	28,627
Food and beverage	8,810	8,691
Retail, entertainment and other	3,012	2,881
Advertising, general and administrative	31,420	29,231
Pre-opening costs	3,056	63
Depreciation and amortization	7,071	6,367
Operating income	$27,507	$32,016

The most important factors and trends contributing to our operating performance during the three months ended December 31, 2005 and 2004 were:

•                  Our ability to successfully market Seneca Niagara Casino and Seneca Allegany Casino to our primary and secondary target markets located within 100 miles and 175 miles, respectively, of such casinos.

•                  Our ability to enroll approximately 1.0 million patrons in our cross-property Seneca Link Player’s Card program, which has increased our ability to use effective direct mail and targeted marketing programs to establish patron loyalty to the Seneca brand at a profitable level.

•                  Our mix of slot machines, which we believe is superior to our competition and includes the latest product introductions by leading United States and international slot manufacturers.

•                  Our use of current information technology, including “ticket-in/ticket-out” slot machines, automated jackpot payment machines, coinless slots, electronic slot bonusing and database programs to increase operating efficiencies.

•                  Our ability to operate at a high margin, which we achieve through the careful monitoring and control of labor costs and the effective use of our marketing and advertising expenditures.

•                  Our continued expansion at and reinvestment in both of our properties, most notably our progress with the luxury hotel expansion project at Seneca Niagara Casino and the resort hotel expansion project at Seneca Allegany Casino.

Detailed Revenue Information

	Three Months Ended December 31,
	2005	2004
	(unaudited, dollars in thousands)
Gaming revenue:
Slots	$94,687	$84,213
Table games	15,244	16,514
Other	108	3,564
Gaming revenue	110,039	104,291
Non-gaming revenue:
Food and beverage	9,786	9,676
Retail, entertainment and other	4,722	4,234
Non-gaming revenue	14,508	13,910
Less promotional allowances and credits	(15,631)	(10,325)
Net revenue	$108,916	$107,876

Our gaming revenue for the three months ended December 31, 2005 increased relative to the comparable period last year due to the opening of the additional gaming space at Seneca Niagara Casino on December 15, 2005, which added approximately 950 slot machines and 21 table games to our operations, the addition of 69 slot machines at Seneca Allegany Casino and continued growth in our patron base. As of December 31, 2005, our casinos had an aggregate of 124 table games and 6,227 slot machines available to our patrons, representing a net increase of 2 table games and a net increase of 1,100 slot machines from December 31, 2004. During these periods, the number of patrons enrolled in our Seneca Link Player’s Card program has steadily increased. As of December 31, 2005, we had over 1.0 million patrons enrolled, an increase of over 300,000  patrons over the number of enrolled members at December 31, 2004.

Our net gaming revenue, net of promotional credits of $6.5 million and $2.4 million in the quarters ended December 31, 2005 and 2004, respectively, increased $1.6 million, or 2%, for the three months ended December 31, 2005 relative to the comparable period ended December 31, 2004. Net gaming revenue for the quarter ended December 31, 2004 included $3.4 million in Class II gaming revenue. These Class II gaming operations were transferred to the Nation on January 1, 2005.  During the three months ended December 31, 2005, Seneca Niagara Casino net gaming revenue decreased $1.6 million, or 2%. This decrease reflects $1.4 million of Class II poker revenue in the prior year, that did not occur in the current year.  Seneca Allegany Casino’s net gaming revenue for the quarter ended December 31, 2005 was $34.0 million, an increase of $3.3 million or 11% from the quarter ended December 31, 2004.  This increase was mainly due to a $4.9 million increase in net slot revenue, partially offset by a reduction of $1.9 million in Class II gaming revenue in 2004 which did not occur in 2005, and a $0.3 million increase in table games revenue.

Our food and beverage revenue and retail revenue have increased in direct relation to our increase in gaming revenue. There is a direct relation between our food and beverage revenue and retail revenue to our gaming revenue because a significant portion of this revenue is from players’ point redemptions. For the three months ended December 31, 2005 and 2004, 61% and 53%, respectively, of our food and beverage revenue and 88% and 87% of our retail revenue, respectively, represented players’ point redemptions. For the three months ended December 31, 2005, food and beverage revenue increased $0.1 million, or 1% to $9.8 million. For the three months ended December 31, 2005 Seneca Allegany Casino generated an additional $0.4 million in food and beverage revenue compared to the prior period, primarily due to increased utilization of players’ points during 2005. Seneca Niagara Casino’s food and beverage revenue for the quarter ended December 31, 2005 decreased $0.3 million in relation to the comparable prior year period, mainly due to the October 2005 closure of one of its restaurants, which was replaced by an upscale nightclub in mid-December 2005.

For the three months ended December 31, 2005, our retail, entertainment and other revenue increased by $0.5 million in relation to the comparable 2004 period. This increase was primarily attributable to higher revenue at our Seneca Allegany Casino of $0.5 million, due to increased utilization of players’ points during 2005.

Detailed Operating Expenses Information

	Three Months Ended December 31,
	2005	2004
	(unaudited, dollars in thousands)
Operating expenses:
Gaming	$28,040	$28,627
Food and beverage	8,810	8,691
Retail, entertainment and other	3,012	2,882
Advertising, general and administrative	31,420	29,230
Pre-opening costs	3,056	63
Depreciation and amortization	7,071	6,367
Operating expenses	$81,409	$75,860

Gaming expenses principally consist of costs incurred from operating our table games and slot machines, of which the primary components are related payroll and employee benefit costs, and the slot exclusivity fee due to New York State pursuant to the Compact. The slot exclusivity fee increased by $1.0 million from $15.6 million for the three months ended December 31, 2004 to $16.6 million for the three months ended December 31, 2005.  This increase was offset by a $1.2 million decrease in promotional expenses, along with a $0.4 million decrease in payroll and benefits costs.

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

Retail, entertainment and other expenses represent our costs to operate our retail shops and entertainment offerings. The components of these expenses include related payroll and employee benefit costs, the purchase of products offered for sale in our retail outlets, and contract costs for entertainers. For the three months ended December 31, 2005 in relation to the same period in 2004, these costs increased approximately $0.1 million, or 5%, due mainly to higher retail revenues in the current year.

Advertising, general and administrative expenses are incurred to support our operations. These expenses consist primarily of related payroll and employee benefits costs, regulatory, advertising, rent, marketing, insurance, legal and energy costs. For the three months ended December 31, 2005 and 2004, such costs were $31.4 million and $29.2 million, a $2.2 million increase, or 8%.  This was mainly attributable to a $1.7 million increase in the head lease expense with the Nation for both casinos in relation to the same period in 2004, along with a $0.3 million increase in insurance costs in the three months ended December 31, 2005 over the same period in 2004.

Non-Operating Expenses

The following table summarizes information related to interest on our long-term debt:

	Three Months Ended December 31,
	2005	2004
	(unaudited, dollars in thousands)
Interest expense	$7,749	$11,956

Our interest cost for the three months ended December 31, 2005 decreased $4.2 million over the three months ended December 31, 2004. This decrease was primarily attributable to the payment in full and termination of SNFGC’s Term Loan in May 2005, partially offset by additional interest relating to the $200 million in 2005 senior notes issued in May 2005.

Liquidity and Capital Resources

Cash Flows

	Three Months Ended December 31,
	2005	2004
	(unaudited, dollars in thousands)
Net cash provided by operations	$20,255	$35,522

Cash flows relating to investing activities:
Capital expenditures	(58,700)	(47,812)
Payments for land acquisitions and other assets	(12,663)	(198)
Payment to collateralize letter of credit	(34,055)	—
Purchase of investments	(1,909)	(33,906)
Net cash used in investing activities	(107,327)	(81,916)

Cash flows relating to financing activities:
Payments to sinking fund, net	—	(11,973)
Repayment of long-term debt	—	(138)
Payment of deferred financing costs	(345)	(95)
Dividends paid to the Nation	(4,585)	(655)
Net cash used in financing activities	(4,930)	(12,861)

Net decrease in cash and cash equivalents	$(92,002)	$(59,255)

Cash Flows—Operating Activities.   The decrease in cash flows from operations during the three months ended December 31, 2005 compared to the same period in 2004 resulted principally from the change in payment frequency regarding state exclusivity fees. In January 2005, the Company paid exclusivity fees related to the entire 2004 calendar year.  Subsequent to that payment, the Company began paying exclusivity fees on a monthly basis for the prior month’s fees due.  Exclusivity fees for the quarter ended December 31, 2004 (paid in 2005) were $15.6 million.

Cash Flows—Investing Activities.   Our capital expenditures of $58.7 million during the three months ended December 31, 2005 were mainly comprised of $50.8 million of costs associated with the construction and equipping of the Seneca Niagara Casino luxury hotel and

$1.7 million related to the construction of the Seneca Allegany Casino garage and hotel.  The remaining capital expenditures were principally for the acquisition of equipment for the existing casino operations, the cogeneration plant and the nightclub at Seneca Niagara Casino. Purchases of investments represent short-term investments of excess cash in instruments having a maturity of more than 90 days.

We intend to acquire the remaining approximately 24 acres of the approximately 50 acres in the City of Niagara Falls, New York, designated by New York State under the Compact for ownership by the Nation. Under the Compact, the Nation is required to fund the acquisition of this property, including all related costs and expenses. As initial security for the Nation’s obligations to pay site acquisition costs and in furtherance of the ongoing condemnation proceeding, the Nation was required to deliver, and has delivered, to the Empire State Development Corporation, or ESDC, a letter of credit in the amount of $33.5 million representing 150% of the then estimate of the total remaining site acquisition costs not yet paid by the Nation.  If the estimate of such site acquisition costs increases or if certain other events occur, the Nation may have to provide an additional letter of credit or replace the existing one with one for a larger monetary amount or, if acceptable to the ESDC, provide a supplemental cash escrow amount.  This outstanding letter of credit is 100% collateralized by a cash deposit in an interest-bearing restricted account with a bank.

Cash Flows—Financing Activities.      During the quarter ended December 31, 2004, the Company paid $12.0 million into a sinking fund related to the the Term Loan.  In May 2005, the Term Loan was terminated and the sinking fund balance (including accumulated earnings) was transferred to cash and short-term investments.

Principal Debt Arrangements.   As of December 31, 2005, our long-term debt consists of $300.0 million in 2004 senior notes and $200.0 million in 2005 senior notes. We pay a fixed interest rate of 7¼% annually on both the 2004 and 2005 senior notes.

During the next 24 months, we plan to make substantial capital improvements to our gaming facilities. In December 2005, at Seneca Niagara Casino we had a partial opening of a new 604-room luxury hotel, including 35,000 square feet of additional gaming space with approximately 950 slot machines and several new restaurants and retail stores. We expect the total cost to construct and equip the luxury hotel to be approximately $235.0 to $240.0 million.  We also expect the luxury hotel to be completed by March 31, 2006.

We have constructed a 1,850 space-parking garage and are constructing a 220-room hotel and casino at our Seneca Allegany Casino. We estimate the total cost to complete this project to be between $187.0 million and $198.0 million. The garage opened on July 1, 2005.  We are targeting opening all public areas and the first few floors of this hotel by October 22, 2006.  This target date may be extended based on various factors, including cost, which we are currently evaluating.   We continue to plan to complete the project by December 31, 2006.

On May 23, 2005, SGC issued an additional $200.0 million in 7¼% senior notes due 2012, Series B, or the 2005 senior notes. The 2005 senior notes are treated as a single class with the 2004 senior notes and are identical to the 2004 senior notes, except for certain tax attributes and prior to November 1, 2005 the amount of interest accrued thereon.  Gross proceeds on the

2005 senior notes were approximately $193.0 million. Such proceeds were, or will be, used to (a) pay in full and terminate on May 23, 2005, the senior secured term loan, or the Term Loan, made by Freemantle Limited, or Freemantle, to SNFGC in November 2002, for a negotiated amount of approximately $126.7 million, representing $80.0 million in outstanding principal and approximately $46.7 million for interest on such principal, at a prescribed interest rate, that would have otherwise been payable if the Term Loan had not been paid on May 23, 2005, but was instead paid 8½ months prior to its November 22, 2007 stated maturity (resulting in a reduction of future interest payments that would have otherwise been payable under the Term Loan if it had not been paid in full, by approximately $18.0 million), (b) to fund certain costs associated with the expansion of our operations, (c) to pay the fees and expenses associated with the offering of the 2005 senior notes and (d) for general corporate purposes.  Interest on the 2004 and 2005 senior notes is payable semi-annually on November 1 and May 1. The 2004 and 2005 senior notes are unsecured and rank equally. As of December 31, 2005, aggregate accrued interest on the 2004 and 2005 senior notes was $6.0 million.

We expect cash generated from our operations, available cash and cash equivalents and short-term investments as of December 31, 2005 to be sufficient to fund our expansion plans described above, service our debt, and meet our working capital requirements for the near future.  However, our ability to fund our operations, make planned capital expenditures and service our debt depends on our future operating performance and cash flow, which are in turn subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control. Additionally, unlike traditional corporations, we are prohibited by law from generating cash through an offering of equity securities. Also, our ability to incur additional indebtedness is limited under the terms of the indenture governing the 2004 and 2005 senior notes.

We are highly leveraged and have significant interest payment requirements on our 2004 and 2005 senior notes. As such, limitations on our capital resources could force us to delay or abandon capital projects as well as the construction and development of new properties.

Item 3.                                                           Quantitative and Qualitative Disclosures About Market Risk

Reference is made to our 2005 Form 10-K for a complete discussion of the Company’s market risk. This market risk information has not materially changed in the interim period.

Regulation

Our operations are regulated by Nation laws, the Compact and federal statutes, most notably the Indian Gaming Regulatory Act, or IGRA. Several bills have been proposed during the current and recent sessions of U.S. Congress that could affect Indian gaming. Notably, though its proposed legislation has yet to be presented to Congress, the Policies and Procedures Subproject of the Bureau of Indian Affairs has proposed sweeping changes to the federal laws concerning Indians. Certain of such bills, if enacted, could impair the ability of the Nation and SGC to expand its gaming operations and adversely impact the future growth of the Nation’s revenue base. In addition, from time to time, various government officials have proposed taxing Indian casino gaming or otherwise limiting or restricting the conduct of gaming operations by

Indian tribes. No assurance can be given that such legislation, if and when enacted by Congress, would not have a material adverse effect on the operations of SGC.  Senator John McCain, Chairman of the Senate Indian Committee, has held a couple of hearings regarding possible amendments to IGRA. As it relates particularly to off-reservation gaming, there have been several Congressional hearings held by both the Seneca Indian Affairs Committee and the House Resources Committee.  House Resources Committee Chairman Richard Pombo has circulated a draft bill, which has not been introduced, to amend the IGRA to restrict off-reservation gaming activities by tribes. On November 18, 2005, Senator McCain introduced S. 2078, the Indian Gaming Regulatory Act Amendments of 2005.  S. 2078 makes a number of amendments to IGRA, including: (1) expanding the authority of the National Indian Gaming Commission (“NIGC”) over “gaming-related contracts”, (2) authorizing the NIGC to regulate Class III gaming, (3) limiting the lands eligible for gaming, and (4) making a number of technical amendments to IGRA.  The Senate Committee on Indian Affairs has held one hearing on S. 2078, and it is expected that it will hold a series of hearings in connection with S. 2078.  If Congress were to enact comprehensive amendments to IGRA, such legislation could have a material adverse effect on the operations of SGC. In addition, under federal law, gaming on the Nation’s lands may be dependent upon the permissibility under New York law of certain forms of gaming or similar activities. If New York State were to make various forms of gaming illegal or against public policy (or the courts were to rule similarly), or otherwise to take a legal position adverse to the Compact or any of its provisions, such actions could have a material adverse effect on the ability of our casinos to conduct their gaming operations as currently conducted. Moreover, a 1996 U.S. Supreme Court decision may permit a state to avoid or refuse to negotiate amendments to existing compacts such as the Compact.

New Accounting Pronouncements

There are no accounting standards that have not yet been adopted which are expected to have a material impact on our financial reporting.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Senior Vice President of Finance and Administration, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, have inherent limitations due to cost issues, the possibility of human error, judgments and assumptions regarding the likelihood of future events, and the circumvention and overriding of the controls and procedures. Accordingly, even effective disclosure of controls and procedures can provide only reasonable assurance of achieving the desired control objectives.

The Company’s management, under the supervision and with participation of our President and Chief Executive Officer and Senior Vice President of Finance and Administration (as our principal executive officer and principal financial officer, respectively), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our President and Chief Executive Officer and Senior Vice President of Finance and Administration have concluded that the design and operation of our disclosure controls and procedures as of December 31, 2005 provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15 or 15d-15 or otherwise that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1.                                                           Legal Proceedings

Material developments in the quarter ended December 31, 2005 regarding legal proceedings previously reported and two new legal proceedings arising in the current quarter have been previously reported in our annual report on Form 10-K for the fiscal year ended September 30, 2005 and Amendment No. 4 to our registration statement on Form S-4 filed with the Securities and Exchange Commission on February 3, 2006.

Item 1A.  Risk Factors

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005 except as disclosed in our Amendment No. 4 to Form S-4 Registration Statement filed with the Securities and Exchange Commission on February 3, 2006.

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

Not applicable.

Item 6.                                                           Exhibits

(a)	Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S-K):

Exhibit No.	Description

10.1+

Amendment No. 1 to Employment Agreement, dated as of October 1, 2005, between Seneca Gaming Corporation and Barry W. Brandon (incorporated by reference to Exhibit 10.20 to SGC’s Amendment No. 1 to Registration Statement on Form S-4 filed with the SEC on November 30, 2005).

10.2+

Amendment No. 1 to Second Amended and Restated Employment Agreement, dated as of January 30, 2006, between Seneca Gaming Corporation and John Pasqualoni (incorporated by reference to Exhibit 10.23 to SGC’s Amendment No. 3 to Registration Statement on Form S-4 filed with the SEC on February 2, 2006).

10.3

Construction Management Agreement, entered into January 12, 2006 and effective as of September 1, 2005, between Seneca Niagara Falls Gaming Corporation, as Owner, and Seneca Construction Management Corporation, as Construction Manager (incorporated by reference to Exhibit 10.21 to SGC Amendment No. 2 to Registration Statement on Form S-4 filed with the SEC on January 17, 2006).

10.4

First Amendment to Construction Management Agreement, dated as of January 12, 2006, by and between Seneca Construction Management Corporation, as Construction Manager, and Seneca Territory Gaming Corporation, as Owner (incorporated by reference to Exhibit 10.22 to SGC Amendment No. 2 to Registration Statement on Form S-4 filed with the SEC on January 17, 2006).

31.1	Certification of John Pasqualoni, Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of Joseph A. D’Amato, Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (filed herewith).

32.1

Certification of John Pasqualoni, Principal Executive Officer and Joseph A. D’Amato, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

SENECA GAMING CORPORATION

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated February 14, 2006

/s/ John Pasqualoni
John Pasqualoni
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Joseph A. D’Amato
Joseph A. D’Amato
Senior Vice President, Finance and Administration
(Principal Financial and Accounting Officer)