Form 10-Q
period 2006-03-31
Seneca Gaming Corp
filed 2006-05-10
CIK 1296785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

At May 9, 2006, the registrant had no outstanding shares of common stock. The registrant is wholly owned by the Seneca Nation of Indians.

i

PART I.                                                    FINANCIAL INFORMATION

Item I.                                                              Financial Statements

SENECA GAMING CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2006	September 30, 2005
	(Dollars in Thousands)
Assets

Current assets:
Cash and cash equivalents	$55,302	$142,467
Short-term investments	82,350	96,091
Receivables from affiliates	1,362	875
Other receivables, net	1,910	1,979
Inventories	2,666	2,095
Other current assets	5,713	6,437
Total current assets	149,303	249,944

Property and equipment, net	535,912	430,418
Restricted cash	33,500	-
Other long-term assets	29,200	18,486
Total assets	$747,915	$698,848

Liabilities and Capital

Current liabilities:
Trade payables	5,476	3,898
Due to Nation	262	-
Construction payables — SCMC	35,464	10,894
Construction payables — Other	-	23,341
Exclusivity fees payable	6,958	5,717
Accrued interest	15,104	14,218
Customer point liability	12,005	10,682
Accrued regulatory expenses	10,944	9,347
Other current liabilities	19,190	17,974
Total current liabilities	105,403	96,071

Long-term debt	493,849	493,352

Total liabilities	599,252	589,423

Capital:
Retained earnings	148,663	109,425

Total liabilities and capital	$747,915	$698,848

See accompanying notes to consolidated financial statements.

SENECA GAMING CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
	(Dollars in Thousands)
Revenues

Gaming	$126,615	$103,495	$236,653	$207,786
Food and beverage	12,559	9,873	22,345	19,550
Lodging	1,521	—	1,582	—
Retail, entertainment and other	4,852	4,049	9,513	8,283
Less: Promotional allowances	(16,290)	(11,136)	(31,921)	(21,462)

Net revenues	129,257	106,281	238,172	214,157

Expenses

Gaming	32,859	27,925	60,899	56,552
Food and beverage	11,565	8,346	20,375	17,037
Lodging	1,388	—	1,492	—
Retail, entertainment and other	2,872	2,311	5,774	5,192
Advertising, general and administrative	32,423	29,637	63,848	58,867
Pre-opening costs	1,875	119	4,932	183
Depreciation and amortization	8,291	6,469	15,362	12,836

Total operating expenses	91,273	74,807	172,682	150,667

Operating income	37,984	31,474	65,490	63,490
Interest income	1,356	1,009	2,827	2,012
Interest expense	(7,214)	(10,849)	(14,906)	(22,805)

Net income	$32,126	$21,634	$53,411	$42,697

See accompanying notes to consolidated financial statements.

SENECA GAMING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended March 31,
	2006	2005
	(Dollars in Thousands)
Cash flows relating to operating activities:

Net income	$53,411	$42,697
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,362	12,836
Amortization of deferred financing costs and debt discount	1,585	1,264
Other, net	210	(191)

Change in operating assets and liabilities:
Current assets	(467)	(2,074)
Long-term assets	—	40
Current liabilities	7,841	(36,423)

Net cash provided by operating activities	77,942	18,149

Cash flows relating to investing activities:

Purchases of property and equipment	(119,635)	(85,984)
Payments for land acquisitions	(15,946)	(580)
Sales (purchases) of investments, net	13,741	(53,859)
Payment to collateralize letter of credit	(33,500)	—

Net cash used in investing activities	(155,340)	(140,423)

Cash flows relating to financing activities:

Payments to sinking fund	—	(17,631)
Repayments of long-term debt	—	(278)
Payment of deferred financing costs	(542)	(519)
Dividends paid to the Nation	(9,225)	(1,092)

Net cash used in financing activities	(9,767)	(19,520)

Net decrease in cash and cash equivalents	(87,165)	(141,794)

Cash and cash equivalents balances:
Beginning of period	142,467	211,595

End of period	$55,302	$69,801

Supplemental disclosures of cash flow information:
Non-cash investing activities:
Distribution of property to the Nation	$(4,686)	$—

See accompanying notes to consolidated financial statements.

SENECA GAMING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.             Organization and Basis of Presentation

The consolidated financial statements include the accounts of Seneca Gaming Corporation, or SGC, and its wholly owned subsidiaries, or collectively, the Company. In consolidation, all intercompany balances and transactions have been eliminated. The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company’s management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three months and six months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended September 30, 2006. For further information, reference is made to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005.

SGC, which was formed on August 1, 2002, is wholly owned by the Seneca Nation of Indians, or the Nation, a federally recognized Indian tribe. SGC was organized by the Nation to operate and manage its Class III Gaming activities pursuant to the Indian Gaming Regulatory Act of 1988, or IGRA. Under IGRA, federally recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal land, subject to, among other things, the negotiation of a compact with the affected state. Pursuant to IGRA, the Nation entered into the Nation-State Gaming Compact with the State of New York in August 2002, or the Compact, which has been approved by the Federal Bureau of Indian Affairs, Department of the Interior. The Compact provides the Nation the exclusive right to conduct Class III gaming activities at three sites in the western region of the State of New York.

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

The Council, at the request of the SGC Board of Directors, chartered three subsidiary corporations of SGC to operate the three sites authorized by the Compact. In addition, the SGC Board of Directors hired the executive management of SGC, including the President and Chief Executive Officer, to oversee, develop, and manage the three sites. The subsidiary corporations are as follows:

•              Seneca Niagara Falls Gaming Corporation, or SNFGC

•              Seneca Territory Gaming Corporation, or STGC

•              Seneca Erie Gaming Corporation, or SEGC

SNFGC was formed on August 1, 2002 to operate the Nation’s gaming activities in Niagara Falls, New York. Operations at SNFGC’s casino, or Seneca Niagara Casino, commenced December 31, 2002. On December 30, 2005, SNFGC officially opened the first 10 of 26 floors of rooms of its luxury hotel, which includes 35,000 square feet of additional gaming space, 3 new restaurants, 3 new retail stores and a 25,200 square-foot multi-purpose room and an additional 8,000 square feet of conference and banquet space. On March 31, 2006, the remaining 16 floors, including a penthouse floor featuring luxurious one and two bedroom suites with butler service, were officially opened, along with a full-service spa, salon, fitness center and pool. The luxury hotel is adjacent and connected to the Seneca Niagara Casino. The entire complex, including the luxury hotel and the Seneca Niagara Casino, is referred to as the Seneca Niagara Casino and Hotel.

STGC was formed on September 20, 2003 to operate the Nation’s gaming activities in Salamanca, New York on its territorial land. Operations at STGC’s casino, or Seneca Allegany Casino, commenced May 1, 2004. Construction was recently commenced on a 220-room hotel including approximately 70,000 square feet of gaming space, three additional restaurants, and a spa and fitness center.

SEGC was formed on August 9, 2003 to operate the Nation’s gaming activities in Erie County, New York. On October 3, 2005, the Nation acquired approximately nine acres of land in the historic waterfront district of downtown Buffalo. SEGC commenced construction of its Seneca Buffalo Creek Casino on those nine acres on December 8, 2005. The exclusive right, under the Compact, to establish and operate a third Class III gaming facility in Erie County may terminate if the Nation or SEGC fails to commence Class III gaming operations by December 9, 2007.

2.                                      Long-Term Debt

Long-term debt, as described below, consists of the 2004 and 2005 7¼% senior notes.

7¼% Senior Notes

On May 5, 2004, SGC issued $300.0 million in 7¼% senior notes due 2012, or the 2004 senior notes. The 2004 senior notes are guaranteed by SNFGC, STGC and SEGC or collectively, the Guarantors. The $288.7 million net proceeds from the 2004 senior notes were, or will be, used principally to fund in whole or in part (a) the repayment in May 2004 of vendor equipment financing, (b) SNFGC’s construction and equipping of the luxury hotel, (c) the acquisition of the remaining 24 acres in Niagara Falls, as provided for in the Compact, (d) the payment of $22.0 million in August 2004 to satisfy the obligation to the Empire State Development Corporation in connection with the transfer of certain property to the Nation for use as the Seneca Niagara Casino, and (e) a $25.0 million distribution to the Nation, paid in 2004.

On May 23, 2005, SGC issued an additional $200.0 million in 7¼% senior notes due 2012, Series B, or the 2005 senior notes. The 2005 senior notes are treated as a single class with the 2004 senior notes and are identical to the 2004 senior notes, except for certain tax attributes and prior to November 1, 2005 the amount of interest accrued thereon. Proceeds from the 2005 senior notes were approximately $193.0 million. The proceeds from the 2005 senior notes, were, or will be, used to (a) pay in full and terminate on May 23, 2005, the senior secured term loan, or the Term Loan, made by Freemantle Limited, or Freemantle, to SNFGC in November 2002, for a negotiated amount of approximately $126.7 million, representing $80.0 million in outstanding principal and approximately $46.7 million for interest on such principal, at a prescribed interest rate, that would have otherwise been payable if the Term Loan had not been paid on May 23, 2005, but was instead paid 8½ months prior to its November 22, 2007 stated maturity, (b) to fund certain costs associated with the expansion of our operations, (c) to pay $5.2 million in fees and expenses associated with the offering of the 2005 senior notes, including the related exchange offer, and (d) for general corporate purposes.

Interest on the 2004 and 2005 senior notes is payable semi-annually on May 1 and November 1. The 2004 and 2005 senior notes are unsecured and rank equally. As of March 31, 2006, aggregate accrued interest on the 2004 and 2005 senior notes was $15.1 million.

The Indenture governing the 2004 and 2005 senior notes contains certain financial and non-financial covenants. The financial covenants include limitations on restricted payments and the incurrence of indebtedness, while the non-financial covenants include reporting obligations and compliance with laws and regulations. As of March 31, 2006, SGC was in compliance with all covenants in the Indenture.

Term Loan

SNFGC entered into a five-year Term Loan with Freemantle on November 22, 2002. The Term Loan provided $80.0 million in financing for the initial construction of the Seneca Niagara Casino and other related costs.

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

3.                                      Related-Party Transactions

Land Leases from the Nation

The Nation has entered into an operating lease agreement (each a Head Lease) with each of SNFGC (dated October 25, 2002) and STGC (beginning May 1, 2004), for use of the land and/or buildings which are currently used in operating the Seneca Niagara Casino and Hotel and the Seneca Allegany Casino, respectively. The STGC Head Lease is currently an oral agreement. STGC is in the process of formalizing a written agreement with the Nation. These agreements expire at the end of the Compact, in 2023. Monthly payments for both SNFGC and STGC were initially $1.0 million. On March 1, 2005 and June 1, 2005, respectively, the monthly payments for STGC and SNFGC were increased to $1.3 million. The lease payments may increase by 3% annually on each October 1 over the remaining lease life. Annual increases must be authorized by the board of directors of SGC and, subject to compliance with the terms of the Indenture governing the senior notes, may exceed 3%. Rent is payable only to the extent that sufficient funds are available, measured on an annual basis, from the net proceeds derived from the operation of the casino facilities and other related operations. If on an annual basis sufficient funds are not available, any shortfall in the rent amount does not accumulate. Due to the related party nature of these leases, which can be effectively modified by the Nation, the Company records monthly lease expense equal to the required payment amount for the respective month. These leases contain no renewal options or escalation clauses.

On April 18, 2006, the SGC board of directors approved 3% increases to lease payments for both SNFGC and STGC, to $1.3 million, effective October 1, 2005. The increased expense has been recorded during the 2006 fiscal year.

Effective April 1, 2006, SEGC leases the land upon which the Seneca Buffalo Creek Casino will operate from the Nation pursuant to an oral agreement, as authorized by the SGC board of directors on April 18, 2006. SEGC will pay a monthly lease payment of $0.5 million to the Nation, beginning April 1, 2006. SEGC is in the process of formalizing a written agreement with the Nation.

Lease expense resulting from the above agreements were as follows for the three and six month periods ended March 31, 2006 and 2005:

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
	(In Millions of Dollars)
SNFGC	$3.9	$3.0	$7.7	$6.0
STGC	3.9	3.3	7.7	6.3
	$7.8	$6.3	$15.4	$12.3

Other Related Party Transactions

SNFGC, STGC and SEGC have each entered into a construction management agreement with Seneca Construction Management Corporation (SCMC) for the construction of the luxury hotel project at Seneca Niagara Casino, the construction of the resort hotel project at Seneca Allegany Casino, and the demolition of certain buildings on the site for the planned SEGC casino. SCMC is wholly owned by the Nation. For the three-month and six-month periods ended March 31, 2006, SNFGC, STGC and SEGC have collectively made total payments to SCMC of $34.1 million and $71.9 million, respectively. As of March 31, 2006, the Company has recorded as receivables from affiliates $0.8 million relating to net advances made to SCMC. Construction management fees otherwise due SCMC will be applied to reduce these receivables.

As of January 1, 2005, the Company transferred all Class II operations to the Nation, including its poker operations. The Company leases space within both Seneca Niagara Casino and Hotel and Seneca Allegany Casino for operation of the poker rooms by the Nation. For the three-month periods ended March 31, 2006 and 2005, the Company recorded $0.6 million and $0.3 million of rental income and fees, respectively. For the six-month periods ended March 31, 2006 and 2005, the Company recorded $0.9 million and $0.3 million of rental income and fees, respectively. At March 31, 2006 and 2005, the Company has recorded $0.5 million and $0.2 million, respectively, as a receivable from the Nation relating to poker room rentals and fees.

For the six months ended March 31, 2006, the Company declared dividends of $9.5 million to the Nation, of which $9.2 million was paid as of March 31, 2006. The unpaid amount is shown as due to Nation on the accompanying consolidated balance sheets. During the six months ended March 31, 2005, the Company declared and paid dividends of $0.4 million, and also paid a dividend of $0.7 million declared in a prior year.

During the quarter ended December 31, 2005, SEGC distributed real property of $4.7 million for use in its casino operations to the Nation. Such distribution amount was based on the acquisition costs.

In addition, the Company has recorded approximately $11.1 million in land acquisitions as other long-term assets in the accompanying balance sheets as of March 31, 2006,

which were transferred to the Nation in April 2006.

The Company is charged by the Nation for SGA costs, which are incurred by the Nation. SGA costs charged to the Company were approximately $2.6 million and $2.2 million for the three months ended March 31, 2006 and 2005, respectively, and $4.9 million and $4.1 million for the six months ended March 31, 2006 and 2005, respectively. The Company also incurs costs, which are passed through to the Nation for New York State gaming regulatory services, New York State Police and Cattaraugus County Sheriff Department services. The Company has recorded costs of approximately $1.9 million and $2.1 million for the three-month periods ended March 31, 2006 and 2005, respectively, and $3.7 million and $4.2 million for the six months ended March 31, 2006 and 2005, respectively, in connection with these services. At March 31, 2006 and 2005, approximately $10.9 million and $7.0 million, respectively, of the SGA, other regulatory, and police costs were recorded as current liabilities.

During the quarters ended March 31, 2006 and 2005, the Company purchased $34,000 and $42,000, respectively, of tobacco products from an entity in which the owner is a member of the Council. Total purchases from this vendor for the six months ended March 31, 2006 and 2005 were $72,000 and $148,000, respectively.

STGC leases office space in a building owned by the brother of a member of the Company’s board of directors. For the three-month periods ended March 31, 2006 and 2005, such lease expense totaled $60,000 and $58,000, respectively. During the six- month periods ended March 31, 2006 and 2005, such lease expense totaled $119,000 and $116,000, respectively.

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

Pursuant to the Compact, amounts due to New York State are payable by the Nation. In February, 2005, Seneca Niagara Casino and Seneca Allegany Casino commenced monthly payments to the Nation of each entity’s prior month’s exclusivity fees. For the three months ended March 31, 2006 and 2005, total exclusivity fees were $19.2 million and $16.0 million, respectively. Of the $19.2 million exclusivity fee for the three months ended March 31, 2006, $13.2 million was attributable to SNFGC and $6.0 million was attributable to STGC. For the six months ended March 31, 2006 and 2005, total exclusivity fees were $35.7 million and $31.5 million, respectively. Of the $ 35.7 million exclusivity fee for the six months ended March 31, 2006, $24.2 million was attributable to SNFGC and $11.5 million was attributable to STGC.

Additional Casino Location and Planned Expansion

As described in Note 1, the Compact provides the Nation the exclusive right to conduct Class III gaming activities at three sites in the western region of the State of New York. The planned construction of our third casino in Erie County as well as expansion by SNFGC and STGC at Seneca Niagara Casino and Hotel and Seneca Allegany Casino, respectively, will require significant capital outlays. The amount and timing of these capital expenditures are dependent on various factors including financing availability, certain Nation approvals and local governmental cooperation, the effects of legal proceedings, construction timelines, and the performance of the Company’s two operating casinos.

Item 2.                                                           Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with the sections titled “Financial Statements” and “Notes to Consolidated Financial Statements” included elsewhere in this Form 10-Q. References below to years are to fiscal years of SGC unless otherwise noted. SGC’s fiscal year is from October 1 through September 30.

Forward-Looking Statements

When used in this Quarterly Report on Form 10-Q, in other filings with the SEC, in our press releases or in our other public communications, the words “believe,” “estimate,” “anticipate,” “expect,” “contemplate,” “may,” “will” and similar expressions are intended to identify forward-looking statements. Statements looking forward in time are included in this Quarterly Report on Form 10-Q pursuant to the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially, including, but not limited to, the risk factors contained or referenced herein and in our other reports filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, including our 2005 Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements to reflect events or circumstances occurring after the date hereof.

Overview

SGC is wholly owned by the Nation and chartered to manage and direct all of the Nation’s Class III gaming operations.  The Nation entered into a Compact with New York State on August 18, 2002 that provides the Nation with the right to establish and operate three Class III gaming facilities in Western New York. We opened our first Class III gaming facility on Nation Territory in the City of Niagara Falls, New York on December 31, 2002, featuring Class III slot machines, table games and keno. By March 31, 2006, we had completed a 604-room luxury hotel with additional gaming space, three restaurants, a multi-purpose room, meeting rooms, and a spa and salon. This facility is operated by our wholly owned subsidiary SNFGC. On May 1, 2004, we opened our second Class III gaming facility, Seneca Allegany Casino, on the Nation’s Territory in the City of Salamanca, New York. This facility features Class III slot machines and table games. This facility is operated by our wholly owned subsidiary STGC.

Under the Compact, the Nation also has an exclusive right to establish and operate a third Class III gaming facility in Erie County, New York. On October 3, 2005, the Nation acquired approximately nine acres of land in the historic waterfront district of downtown Buffalo. The Company commenced construction of its Seneca Buffalo Creek Casino on those nine acres on December 8, 2005. The exclusive right, under the Compact, to establish and operate a third Class III gaming facility in Erie County may terminate if the Nation or SEGC fails to commence Class III gaming operations in Erie County by December 9, 2007. See “Executive Summary — Seneca Buffalo Creek Casino” and “Part II. Item 1. — Legal Proceedings” for information regarding litigation related to our Seneca Buffalo Creek Casino.

Executive Summary

Our Current Operations.    We currently operate two Class III gaming facilities, Seneca Niagara Casino and Hotel, on Nation territory located in the City of Niagara Falls, New York, and Seneca Allegany Casino, on Nation territory located in the City of Salamanca, New York. Our operations include gaming, dining, lodging, entertainment and retail. For the three months and six months ended March 31, 2006, approximately 94% of our net revenue was derived from our gaming activities.

Key Performance Indicators.    Our operating results are dependent on the volume of profitable patrons visiting our casinos, our ability to attract them for repeat visits, our provision of superior service to our patrons and the expansion of and reinvestment in our facilities.

Seneca Niagara Casino and Hotel.    Seneca Niagara Casino and Hotel currently relies primarily on drive-in and bus patrons from the Buffalo, Niagara Falls, and Rochester areas in New York and secondarily from the Erie, Pennsylvania area, Ohio and other parts of New York. Since opening on December 31, 2002, Seneca Niagara Casino has experienced steady growth in its patron base. With our recently opened 604-room hotel and related amenities, we intend to extend our geographic penetration, appeal to a more diverse demographic base and increase visits of existing profitable patrons. The luxury hotel includes:

•                  604 rooms, including 118 suites of various sizes, with 10 floors officially opened on December 30, 2005, and the remaining floors opened on March 31, 2006;

•                  35,000 square feet of additional gaming space featuring approximately 950 slot machines and 33 table games (12 of which were relocated from the existing gaming areas), which additional gaming space opened on December 15, 2005;

•                  a full-service luxury spa and salon, which opened on March 31, 2006;

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

Seneca Allegany Casino.   Since opening on May 1, 2004, Seneca Allegany Casino has experienced steady growth in its patron base, net revenue, and profitability. Seneca Allegany Casino has attracted patrons from the southern portion of Western New York, Erie and Pittsburgh, Pennsylvania, and Ohio. From opening through March 31, 2006, approximately 67% of the casino’s patron base have come from outside of the State of New York.

In July 2005, we opened our 1,850-space parking garage and we are constructing a 220-room hotel and casino at Seneca Allegany Casino. We believe this expansion is necessary to provide a first-class gaming experience for our patrons and to maintain the competitive position of the facility in light of expected future casino gaming competition in Pennsylvania. We expect that the total cost of this expansion project, including the cost of our recently opened parking garage, will be between $187.0 and $198.0 million, and we plan to continue to fund this expansion with cash flows from operations at Seneca Allegany Casino and borrowings from SGC. We are targeting opening the entire facility by late December 2006.

Seneca Buffalo Creek Casino.    In addition to Seneca Niagara Casino and Hotel and Seneca Allegany Casino, the Nation has the exclusive right under the Compact to construct our third Class III gaming facility in Erie County, New York. On October 3, 2005 the Nation acquired approximately nine acres of land in the historic waterfront district of downtown Buffalo. We commenced construction of our Erie County gaming facility, which we refer to as the Seneca Buffalo Creek Casino, on those nine acres, constituting the Nation’s Buffalo Creek Territory, on December 8, 2005. The initial phase to construct and equip the Seneca Buffalo Creek Casino is expected to cost approximately $125.0 million. The Seneca Buffalo Creek Casino is expected to initially feature:

•                  1,900 to 2,200 slot machines;

•                  30 to 50 table games;

•                  a fine dining restaurant;

•                  a 24-hour casual dining restaurant;

•                  a bar;

•                  a multi-purpose room with entertainment seating for approximately 500 guests;

•                  one retail store; and

•                  a 2,500-space parking garage.

The Nation’s exclusive right under the Compact with New York State to establish and operate a Class III gaming facility in Erie County, New York, may terminate if the Nation fails to commence Class III gaming operations in Erie County by December 9, 2007. We expect to open the Seneca Buffalo Creek Casino by the December 9, 2007 deadline. Our ability to open the Seneca Buffalo Creek Casino with a design to accommodate the features outlined above will depend on various factors, including the level of cooperation received from local governmental officials for certain infrastructure improvements to the surrounding area and the effect of existing legal challenges by various plaintiffs (certain of which, if successful, could result in our inability to conduct gaming on our Buffalo Creek Territory). See “Part II. Item 1. Legal Proceedings.”  We continue to explore various design changes to the casino program outlined above in the event that local officials prove uncooperative. In the event that we are able to open a casino in Erie County, this casino will be owned and operated by SEGC. We intend to (a) operate Seneca Buffalo Creek Casino in a manner that will complement both Seneca Niagara Casino and Hotel and Seneca Allegany Casino, and to (b) integrate the marketing of all these facilities in an effort to maximize our patron volumes at all three properties and to promote the Seneca brand name.

Marketing.    We use an integrated marketing strategy to attract and retain our patrons and to brand the Seneca name as the premier gaming and entertainment experience in Western New York. We coordinate our marketing events to maximize the quality and length of stay of patron visits and, in the future will do so, to minimize competition among our gaming and entertainment facilities. With the recent opening of the luxury hotel and related amenities at the Seneca Niagara Casino and the planned December 2006 opening of the resort hotel at Seneca Allegany Casino, we have commenced and intend to increase our marketing efforts in the region, including regions of New York outside the Niagara and Salamanca metropolitan areas, Pennsylvania and Ohio, and Toronto. Upon its opening, the Seneca Buffalo Creek Casino will be incorporated to benefit from our increasing patron base from outside the immediate region.

Current, Continued and Future Reliance on Cash Flow.    We intend to fund the maintenance of our facilities and our planned future expansion projects from our cash flow and cash on hand. We currently rely and will continue to rely on our ability to generate cash flow from operations to repay our debt financing.

Seasonality.    Our results of operations have not been seasonal in nature.

Overall Outlook.    As discussed in more detail above, since inception, we have invested heavily in our operations and plan to continue to do so during the remainder of fiscal 2006 and 2007. We believe that investments in additional gaming space and non-gaming amenities at our facilities, and our exclusive ability to offer Class III gaming in Western New York, have made us the premier gaming and entertainment corporation in Western New York, and will enable us to capitalize on what we believe is an underserved market in Western New York, Pennsylvania and parts of Ohio, and to capture some of the market share from our competitors in this region and in Fort Erie and Niagara Falls, Canada.

Critical Accounting Policies and Estimates

There have been no changes in critical accounting policies and estimates since the filing of our 2005 Form 10-K for the year ended September 30, 2005.

Operating Results — Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

Operating Results

	Three Months Ended March 31,
	2006	2005
	(Unaudited, Dollars in Thousands)
Net revenue	$129,257	$106,281

Operating expenses:
Gaming	32,859	27,925
Food and beverage	11,565	8,346
Lodging	1,388	—
Retail, entertainment and other	2,872	2,311
Advertising, general and administrative	32,423	29,637
Pre-opening costs	1,875	119
Depreciation	8,291	6,469

Operating income	$37,984	$31,474

The most important factors and trends contributing to our operating performance during the three months ended March 31, 2006 and 2005 were:

•                  Our continued expansion at and investment in both of our properties, most notably our December 31, 2005 partial opening and March 31, 2006 complete opening of the luxury hotel expansion project at Seneca Niagara Casino and the July 1, 2005 opening of the parking garage at Seneca Allegany Casino.

•                  Our ability to successfully market Seneca Niagara Casino and Seneca Allegany Casino to our primary and secondary target markets located within 100 miles and 175 miles, respectively, of such casinos.

•                  Our ability to enroll approximately 1.1 million patrons in our cross-property Seneca Link Player’s Card program, which has increased our ability to use effective direct mail and targeted marketing programs to establish patron loyalty to the Seneca brand at a profitable level.

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

Detailed Revenue Information

	Three Months Ended March 31,
	2006	2005
	(Unaudited, Dollars in Thousands)
Gaming revenue:
Slots	$108,400	$87,515
Table games	18,101	15,801
Other	114	179

Gaming revenue	126,615	103,495

Non-gaming revenue:
Food and beverage	12,559	9,873
Lodging	1,521	—
Retail, entertainment and other	4,852	4,049

Non-gaming revenue	18,932	13,922
Less promotional allowances and credits	(16,290)	(11,136)

Net revenue	$129,257	$106,281

Our gaming revenue for the three months ended March 31, 2006 increased relative to the comparable period in the prior year, due to (a) the opening of the additional gaming space at Seneca Niagara Casino and Hotel on December 15, 2005, which added approximately 950 slot machines and 21 table games to our operations, (b) Seneca Allegany Casino’s addition of 119 slot machines, primarily during the fourth quarter of 2005, (c) continued growth in our patron base, and (d) mild winter weather. The opening of our luxury hotel at Seneca Niagara Casino and Hotel and the July 1, 2005 completion of our parking garage at Seneca Allegany Casino supported our increased gaming revenue for the three months ended March 31, 2006. As of March 31, 2006, our gaming operations featured an aggregate 124 table games and 6,282 slot machines available to our patrons, representing a net increase of 2 table games and 1,155 slot machines from March 31, 2005. During these periods, the number of patrons enrolled in our Seneca Link Player’s Card program has steadily increased. As of March 31, 2006, we had approximately 1.1 million patrons enrolled, an increase of approximately 0.3 million patrons, or 36% over the number of enrolled members at March 31, 2005.

Our net gaming revenue, which excludes promotional credits of $5.3 million and $3.0 million in the quarters ended March 31, 2006 and 2005, respectively, increased $20.8 million, or 21%, for the three months ended March 31, 2006 relative to the comparable period ended March 31, 2005. During the three months ended March 31, 2006, Seneca Niagara Casino and Hotel’s net gaming revenue increased $15.2 million, or 22%, principally attributable to the casino expansion and supported by the new luxury hotel and amenities. Of this increase, $13.0 million was due to increased net slot revenue. Seneca Allegany Casino’s net gaming revenue for the quarter ended March 31, 2006 was $35.9 million, an increase of $5.6 million or 18% from the quarter ended March 31, 2005.

This increase was mainly due to a $5.6 million increase in net slot revenue between the two periods.

Our food and beverage revenue and retail revenue have increased in direct relation to our increase in gaming revenue. There is a direct relationship between our food and beverage revenue and retail revenue to our gaming revenue because a significant portion of this revenue is generated from players’ point redemptions. For the three months ended March 31, 2006 and 2005, 60% and 57%, respectively, of our food and beverage revenue and 85% and 86% of our retail revenue, respectively, represented players’ point redemptions. For the three months ended March 31, 2006, our consolidated food and beverage revenue increased $2.7 million, or 27% over the same period in 2005, to $12.6 million.

Seneca Niagara Casino’s food and beverage revenue for the quarter ended March 31, 2006 increased $2.2 million in relation to the comparable prior year period, mainly due to the net addition of three restaurants and two full-service bars, in conjunction with the partial opening of our luxury hotel in December 2005.

For the three months ended March 31, 2006 Seneca Allegany Casino generated an additional $0.5 million or 19%, in food and beverage revenue compared to the comparable prior year period, primarily due to increased redemption of players’ points during 2006.

Lodging revenue represents rentals of rooms in the luxury hotel in Niagara Falls, which partially opened in December 2005, and completely opened on March 31, 2006. For the three months ended March 31, 2006 our occupancy percentage at the hotel was approximately 70%, based upon the average number of rooms available during the period. Complimentary rooms accounted for approximately 80% of our occupied rooms.

For the three months ended March 31, 2006, our retail, entertainment and other revenue increased by $0.8 million in relation to the comparable 2005 period. This increase was primarily attributable to higher entertainment revenue at our Seneca Niagara Casino and Hotel of $0.6 million, due to an increased number of headline concerts at the new Seneca Events Center during 2006.

Detailed Operating Expenses Information

	Three Months Ended March 31,
	2006	2005
	(Unaudited, Dollars in Thousands)
Operating expenses
Gaming	$ 32,859	$ 27,925
Food and beverage	11,565	8,346
Lodging	1,388	—
Retail, entertainment and other	2,872	2,311
Advertising, general and administrative	32,423	29,637
Pre-opening costs	1,875	119
Depreciation and amortization	8,291	6,469
Operating expenses	$ 91,273	$ 74,807

Gaming expenses principally consist of costs incurred from operating our table games and slot machines, of which the primary components are related payroll and employee benefit costs, and the slot exclusivity fee due to New York State pursuant to the Compact.  The slot exclusivity fee increased by $3.2 million from $16.0 million for the three months ended March 31, 2005 to $19.2 million for the three months ended March 31, 2006, due to higher slot revenues. In addition, gaming-related payroll and benefits costs increased $1.0 million in relation to the prior year quarter primarily due to wage adjustments for certain table games personnel, and promotional expenses increased by $0.4 million.

Food and beverage expenses are costs we incur for the operation of our restaurants, snack bars and beverage outlets. The primary components of these expenses are the cost of food and beverages and related payroll and employee benefit expenses. For the quarter ended March 31, 2006, food and beverage product costs increased $1.3 million related to the revenue increases, and food and beverage payroll and benefits increased $1.5 million in relation to the same quarter in the prior year, due to the increased staffing related to the opening of three additional restaurants and two additional bars, in conjunction with the luxury hotel expansion at Seneca Niagara Casino and Hotel.

Lodging expenses represent our costs to operate SNFGC’s luxury hotel. The components of these expenses include payroll and other employee benefit expenses, guest amenity supplies, laundry and other expenses.

Retail, entertainment and other expenses represent our costs to operate our retail shops and entertainment offerings. The components of these expenses include related payroll and employee benefit costs, the purchase of products offered for sale in our retail outlets, and contract costs for entertainers. For the three months ended March 31, 2006 in relation to the same period in 2005, these costs increased approximately $0.6 million, or 17%, due mainly to an increase in the number of headline entertainment events in the current quarter at the Seneca Niagara Casino and Hotel.

Advertising, general and administrative expenses are incurred to support our operations.  These expenses consist primarily of related payroll and employee benefits costs, regulatory, advertising, rent, marketing, insurance, legal and energy costs. For the three months ended March 31, 2006 and 2005, such costs were $32.4 million and $29.6 million, respectively, a $2.8 million increase, or 9%. The increase was mainly attributable to a $1.5 million increase in the head lease expense with the Nation for both casinos in relation to the same period in 2005, a $0.6 million increase in energy costs and a $0.1 million increase in regulatory costs in the three months ended March 31, 2006 over the same period in 2005.

Non-Operating Expenses

The following table summarizes information related to interest on our long-term debt:

	Three Months Ended March 31,
	2006	2005
	(Unaudited, Dollars in Thousands)
Interest expense	$7,214	$10,849

Our interest expense for the three months ended March 31, 2006 decreased $3.6 million over the three months ended March 31, 2005. This decrease was primarily attributable to the payment in full and termination of SNFGC’s Term Loan in May 2005, partially offset by additional interest expense relating to the $200 million in senior notes issued in May 2005. In addition, capitalized interest, relating to increased capital spending for our construction of the luxury hotel at Seneca Niagara Casino and the parking garage at Seneca Allegany Casino, during the quarters ended March 31, 2006 and 2005, totaled $2.7 million and $1.2 million, respectively.

Operating Results — Six Months Ended March 31, 2006 Compared to the Six Months Ended March 31, 2005

Operating Results

	Six Months Ended March 31,
	2006	2005
	(Unaudited, Dollars in Thousands)
Net revenue	$238,172	$214,157

Operating expenses:
Gaming	60,899	56,552
Food and beverage	20,375	17,037
Lodging	1,492	—
Retail, entertainment and other	5,774	5,192
Advertising, general and administrative	63,848	58,867
Pre-opening costs	4,932	183
Depreciation	15,362	12,836

Operating income	$65,490	$63,490

The most important factors and trends contributing to our operating performance during the six months ended March 31, 2006 and 2005 were similar to those noted above for the three month periods ended March 31, 2006 and 2005.

Detailed Revenue Information

	Six Months Ended March 31,
	2006	2005
	(Unaudited, Dollars in Thousands)
Gaming revenue:
Slots	$203,086	$171,727
Table games	33,345	32,316
Class II and other	222	3,743

Gaming revenue	236,653	207,786

Non-gaming revenue:
Food and beverage	22,345	19,550
Lodging	1,582	—
Retail, entertainment and other	9,513	8,283

Non-gaming revenue	33,440	27,833
Less promotional allowances and credits	(31,921)	(21,462

Net revenue	$238,172	$214,157

Our gaming revenue for the six months ended March 31, 2006 increased relative to the comparable period last year due to (a) the opening of the additional gaming space at Seneca Niagara Casino and Hotel on December 15, 2005, which added approximately 950 slot machines and 21 table games to our operations, (b) the addition of 119 slot machines at Seneca Allegany Casino, (c) continued growth in our patron base, and (d) mild winter weather. The opening of our luxury hotel and the 2005 completion of our parking garage supported our increased gaming revenue for the three months ended March 31, 2006. As of March 31, 2006, our gaming operations featured an aggregate of 124 table games and 6,282 slot machines available to our patrons, representing a net increase of 2 table games and 1,155 slot machines from March 31, 2005. During these periods, the number of patrons enrolled in our Seneca Link Player’s Card program has steadily increased. As of March 31, 2006, we had approximately 1.1 million patrons enrolled, an increase of approximately 0.3 million patrons, or 36% over the number of enrolled members at March 31, 2005.

Our net gaming revenue, which excludes promotional credits of $11.8 million and $5.4 million in the six-month periods ended March 31, 2006 and 2005, respectively, increased $22.4 million, or 11%, for the six months ended March 31, 2006 relative to the comparable six-month period ended March 31, 2005. During the six months ended March 31, 2006, Seneca Niagara Casino and Hotel’s net gaming revenue increased $13.6 million, or 10%, principally attributable to the casino expansion and supported by the new luxury hotel and its amenities. Such amount includes a $1.4 million decrease in Class II revenues, which operations were transferred to the Nation on January 1, 2005. Seneca Allegany Casino’s net gaming revenue for the six months ended March 31, 2006 was $69.9 million, an increase of $8.8 million or 14% from the six months ended March 31, 2005. This increase was mainly due to a $10.5 million increase in net slot revenue between the two periods, partially offset by a decrease of $1.9 million in Class II revenues, which operations were also transferred to the Nation on January 1, 2005.

Our food and beverage revenue and retail revenue have increased in direct relation to our increase in gaming revenue. There is a direct relationship between our food and beverage revenue and retail revenue to our gaming revenue because a significant portion of this revenue is generated from players’ point redemptions. For the six months ended March 31, 2006 and 2005, 60% and 55%, respectively, of our food and beverage revenue and 87% and 87% of our retail revenue, respectively, represented players’ point redemptions. For the six months ended March 31, 2006, food and beverage revenue increased $2.8 million, or 14% to $22.3 million. For the six months ended March 31, 2006 Seneca Allegany Casino generated an additional $0.9 million in food and beverage revenue compared to the prior period, primarily due to increased redemption of players’ points during 2006. Seneca Niagara Casino and Hotel’s food and beverage revenue for the six months ended March 31, 2006 increased $1.9 million, or 13%, in relation to the comparable prior period, mainly due to the net addition of three restaurants and two full-service bars, in conjunction with the opening of our luxury hotel in December 2005.

Lodging revenue represents rentals of rooms in the luxury hotel in Niagara Falls, which partially opened in December 2005, and completely opened on March 31, 2006. Since opening, the hotel has generated an occupancy percentage of approximately 70%, based upon the average number of rooms available during the period. Complimentary rooms accounted for approximately 80% of our occupied rooms.

For the six months ended March 31, 2006, our retail, entertainment and other revenue increased by $1.2 million in relation to the comparable 2005 period. This increase was primarily attributable to a $0.6 million increase in retail revenues at Seneca Allegany Casino, along with higher entertainment revenue at our Seneca Niagara Casino and Hotel of $0.5 million, due to an increased number of headline concerts at the new Seneca Events Center during 2006.

Detailed Operating Expenses Information

	Six Months Ended March 31,
	2006	2005
	(Unaudited, Dollars in Thousands)
Operating expenses
Gaming	$60,899	$56,552
Food and beverage	20,375	17,037
Lodging	1,492	—
Retail, entertainment and other	5,774	5,192
Advertising, general and administrative	63,848	58,867
Pre-opening costs	4,932	183
Depreciation and amortization	15,362	12,836
Operating expenses	$172,682	$150,667

Gaming expenses principally consist of costs incurred from operating our table games and slot machines, of which the primary components are related payroll and employee benefit costs, and the slot exclusivity fee due to New York State pursuant to the Compact. The slot exclusivity fee increased by $4.2 million from $31.5 million for the six months ended March 31, 2005 to $35.7 million for the six months ended March 31, 2006. In addition, gaming-related payroll and benefits costs increased $0.6 million in relation to the prior year six month period primarily due to wage adjustments for certain table games personnel. This was partially offset by a decrease in certain promotional expenses between the periods.

Food and beverage expenses are costs we incur for the operation of our restaurants, snack bars and beverage outlets. The primary components of these expenses are the cost of food and beverages and related payroll and employee benefit expenses. For the six months ended March 31, 2006, food and beverage product cost increased $1.3 million associated with our revenue increase, and food and beverage payroll and benefits increased $1.6 million in relation to the six months ended March 31, 2005, due to the increased staffing related to the opening of three additional restaurants and two additional bars, in conjunction with the luxury hotel expansion at Seneca Niagara Casino and Hotel.

Lodging expenses represent our costs to operate SNFGC’s luxury hotel. The components of these expenses include payroll and other employee benefit expenses, guest amenity supplies, utilities and laundry and other expenses.

Retail, entertainment and other expenses represent our costs to operate our retail shops and entertainment offerings. The components of these expenses include related payroll and employee benefit costs, the purchase of products offered for sale in our retail outlets, and contract costs for entertainers. For the six months ended March 31, 2006 in relation to the same period in 2005, these costs increased approximately $0.6 million, or 11%, due mainly to an increase in headline entertainment events in the current year at the Seneca Niagara Casino and Hotel.

Advertising, general and administrative expenses are incurred to support our operations.  These expenses consist primarily of related payroll and employee benefits costs, regulatory, advertising, rent, marketing, insurance, legal and energy costs. For the six months ended March 31, 2006 and 2005, such costs were $63.8 million and $58.9 million, respectively, a $4.9 million increase, or 8%. The increase was mainly attributable to a $3.1 million increase in the head lease expense with the Nation for both casinos in relation to the same period in 2005, a $0.9 million increase in costs and a $0.3 million increase in regulatory costs in the six months ended March 31, 2006 over the same period in 2005.

Non-Operating Expenses

The following table summarizes information related to interest on our long-term debt:

	Six Months Ended March 31,
	2006	2005
	(Unaudited, Dollars in Thousands)
Interest expense	$14,906	$22,805

Our interest expense for the six months ended March 31, 2006 decreased $7.9 million over the six months ended March 31, 2005. This decrease was primarily attributable to the payment in full and termination of SNFGC’s Term Loan in May 2005, partially offset by additional interest expense relating to the $200 million additional senior notes issued in May 2005. In addition, capitalized interest, related to increased capital spending for our construction of the hotel at Seneca Niagara Casino and the parking garage at Seneca Allegany Casino during the six months ended March 31, 2006 and 2005, totaled $4.7 million and $1.7 million, respectively.

Liquidity and Capital Resources

Cash Flows

	Six Months Ended March 31,
	2006	2005
	(Unaudited, Dollars in Thousands)
Net cash provided by operations	$77,942	$18,149

Cash flows relating to investing activities:
Capital expenditures	(119,635)	(85,984)
Payments for land acquisitions	(15,946)	(580)
Payment to collateralize letter of credit	(33,500)	—
Sales (purchases) of investments	13,741	(53,859)
Net cash used in investing activities	(155,340)	(140,423)

Cash flows relating to financing activities:
Payments to sinking fund, net	—	(17,631)
Repayment of long-term debt	—	(278)
Payment of deferred financing costs	(542)	(519)
Dividends paid to the Nation	(9,225)	(1,092)
Net cash used in financing activities	(9,767)	(19,520)

Net decrease in cash and cash equivalents	$(87,165)	$(141,794)

Cash Flows—Operating Activities.    The increase in cash flows from operations for the six months ended March 31, 2006 compared to the same period in 2005 resulted principally from a $10.7 million increase in net income over the prior year, along with the effect of a change in payment frequency regarding state exclusivity fees. In January 2005, the Company paid $57.1 million for exclusivity fees to the Nation related to the entire 2004 calendar year. Subsequent to that payment, the Company began paying exclusivity fees to the Nation on a monthly basis for the prior month’s fees due.

Cash Flows—Investing Activities.    Our capital expenditures of $119.6 million during the six months ended March 31, 2006 were mainly comprised of $104.3 million of costs associated with the construction and equipping of the luxury hotel at the Seneca Niagara Casino and $5.9 million related to the construction of the Seneca Allegany Casino garage and hotel. The remaining capital expenditures were principally for the acquisition of equipment for the existing casino operations, and a cogeneration plant and a nightclub at Seneca Niagara Casino and Hotel. Sales and purchases of investments represent transactions in short-term investments of excess cash in instruments having a maturity of more than 90 days.

We intend to acquire the remaining approximate 24 acres of the approximate 50 acres in the City of Niagara Falls, New York, designated by New York State under the Compact for ownership by the Nation. Under the Compact, the Nation is required to fund the acquisition of this property, including all related costs and expenses. As initial security for the Nation’s obligations to pay site acquisition costs and in furtherance of the ongoing condemnation proceeding, the Company was required to deliver, and did deliver in October 2005, to the Empire State Development Corporation, or ESDC, a letter of credit in the amount of $33.5 million representing 150% of the then estimate of the total remaining site acquisition costs not yet paid by the Company. If the estimate of such site acquisition costs increases or if certain other events occur, the Company may have to provide an additional letter of credit or replace the existing one with one for a larger monetary amount or, if acceptable to the ESDC, provide a supplemental cash escrow amount. This outstanding letter of credit is 100% collateralized by a cash deposit in an interest-bearing restricted account with a bank. The ESDC has recently advised us that the estimate of the total remaining site acquisition costs is expected to increase by approximately $10.2 million due to certain anticipated site appraised value increases.  Based on this expected site acquisition costs increase, the letter of credit amount would increase to $48.8 million.  We are currently considering paying all, or a substantial portion, of the expected site acquisition costs increase in cash to the ESDC, as opposed to providing an additional or replacement letter of credit in order to comply with ESDC requirements.

Cash Flows—Financing Activities.    During the quarter ended December 31, 2004, the Company paid $12.0 million into a sinking fund related to the Term Loan. In May 2005, the Term Loan was terminated and the sinking fund balance (including accumulated earnings) was transferred to cash and short-term investments.

Principal Debt Arrangements.    As of March 31, 2006, our long-term debt consists of $300.0 million in 2004 senior notes and $200.0 million in 2005 senior notes. The notes carry a fixed annual interest rate of 7¼% and semi-annual interest payments are due on May 1 and November 1.

On May 23, 2005, we issued an additional $200.0 million in 7¼% senior notes due 2012, Series B, or the 2005 senior notes. The 2005 senior notes are treated as a single class with the 2004 senior notes and are identical to the 2004 senior notes, except for certain tax attributes and prior to November 1, 2005 the amount of interest accrued thereon. Gross proceeds on the 2005 senior notes were approximately $193.0 million. The proceeds of the 2005 senior notes were, or will be, used to (a) pay in full and terminate on May 23, 2005, the senior secured term loan, or the Term Loan, made by Freemantle Limited, or Freemantle, to SNFGC in November 2002, for a negotiated amount of approximately $126.7 million, representing $80.0 million in outstanding principal and approximately $46.7 million for interest on such principal, at a prescribed interest rate, that would have otherwise been payable if the Term Loan had not been paid on May 23, 2005, but was instead paid 8½ months prior to its November 22, 2007 stated maturity (resulting in a reduction of future interest payments that would have otherwise been payable under the Term Loan if it had not been paid in full, by approximately $18.0 million), (b) to fund certain costs associated with the expansion of our operations, (c) to pay $5.2 million in fees and expenses associated with the offering of the 2005 senior notes, including the related exchange offer, and (d) for general corporate purposes. Interest on the 2004 and 2005 senior notes is payable semi-annually on November 1 and May 1. The 2004 and 2005 senior notes are unsecured and rank equally. As of March 31, 2006, aggregate accrued interest on the 2004 and 2005 senior notes was $15.1 million.

We expect cash generated from our operations, available cash and cash equivalents and short-term investments as of March 31, 2006 to be sufficient to fund our expansion plans described below, service our debt, and meet our working capital requirements for the near future. However, our ability to fund our operations, make planned capital expenditures and service our debt depends on our future operating performance and cash flow, which are in turn subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control. Additionally, unlike traditional corporations, we are prohibited by law from generating cash through an offering of equity securities. In addition, our ability to incur additional indebtedness is limited under the terms of the indenture governing the 2004 and 2005 senior notes.

We are highly leveraged and have significant interest payment requirements on our 2004 and 2005 senior notes. As such, limitations on our capital resources could force us to delay or abandon capital projects as well as the construction and development of new properties.

Expansion Plans

During the next 18 months, we plan to make substantial capital improvements to our gaming facilities. In December 2005, at Seneca Niagara Casino and Hotel we had a partial opening of our new 604-room luxury hotel, including 35,000 square feet of additional gaming space with approximately 950 slot machines and several new restaurants and retail stores. We completed and opened the remaining hotel rooms and amenities on March 31, 2006, including a full-service spa, salon, fitness center and pool. We expect the total cost to construct and equip the luxury hotel to be approximately $235.0 to $240.0 million.

We have constructed a 1,850 space-parking garage and are constructing a 220-room hotel and casino at our Seneca Allegany Casino. We estimate the total cost to complete this project to be between $187.0 million and $198.0 million. The garage opened on July 1, 2005. We are targeting opening the entire facility in late December 2006.

We commenced construction of our Seneca Buffalo Creek Casino on December 8, 2005. The initial phase of constructing and equipping this facility is expected to cost approximately $125.0 million, and is planned to initially feature 1,900 to 2,200 slot machines, 30 to 50 table games, a fine dining restaurant, a 24-hour casual dining restaurant, a bar, a multi-purpose room for entertainment and other events, a retail store and a 2,500-space parking garage. Although there are existing legal challenges, we plan to open the Seneca Buffalo Creek Casino by December 9, 2007. See “Executive Summary — Seneca Buffalo Creek Casino” for a discussion of related considerations.

Item 3.                                                           Quantitative and Qualitative Disclosures About Market Risk

Reference is made to our 2005 Form 10-K for a complete discussion of the Company’s market risk. This market risk information has not materially changed in the interim period.

Regulation

Our operations are regulated by Nation laws, the Compact and federal statutes, most notably the Indian Gaming Regulatory Act, or IGRA. Several bills have been proposed during the current and recent sessions of U.S. Congress that could affect Indian gaming. Notably, though its proposed legislation has yet to be presented to Congress, the Policies and Procedures Subproject of the Bureau of Indian Affairs has proposed sweeping changes to the federal laws concerning Indians. Certain of such bills, if enacted, could impair the ability of the Nation and SGC to expand its gaming operations and adversely impact the future growth of the Nation’s revenue base. In addition, from time to time, various government officials have proposed taxing Indian casino gaming or otherwise limiting or restricting the conduct of gaming operations by Indian tribes. No assurance can be given that such legislation, if and when enacted by Congress, would not have a material adverse effect on the operations of SGC. Senator John McCain, Chairman of the Senate Indian Affairs Committee, has held hearings regarding possible amendments to IGRA. As it relates particularly to off-reservation gaming, there have been several Congressional hearings held by both the Seneca Indian Affairs Committee and the House Resources Committee. On October 31, 2005, House Resources Committee Chairman Richard Pombo introduced H.R. 4893, a bill to amend Section 20 of the Indian Gaming Regulatory Act. H.R. 4893 is designed to restrict off-reservation gaming activities by tribes. The House Resources Committee has held a series of hearings in connection with H.R. 4893. On November 18, 2005, Senator McCain introduced S. 2078, the Indian Gaming Regulatory Act Amendments of 2005. S. 2078 makes a number of amendments to IGRA, including: (1) expanding the authority of the National Indian Gaming Commission (“NIGC”) over “gaming-related contracts”, (2) authorizing the NIGC to regulate Class III gaming, (3) limiting the lands eligible for gaming, and (4) making a number of technical amendments to IGRA. The Senate Committee on Indian Affairs has held a series of hearings in connection with S. 2078. S. 2078 was reported out of the Senate Indian Affairs Committee on March 29, 2006. If Congress were to enact comprehensive amendments to IGRA, such legislation could have a material adverse effect on the operations of SGC. In addition, under federal law, gaming on the Nation’s lands may be dependent upon the permissibility under New York law of certain forms of gaming or similar activities. If New York State were to make various forms of gaming illegal or against public policy (or the courts were to rule similarly), or otherwise to take a legal position adverse to the Compact or any of its provisions, such actions could have a material adverse effect on the ability of our casinos to conduct their gaming operations as currently conducted. Moreover, a 1996 U.S. Supreme Court decision may permit a state to avoid or refuse to negotiate amendments to existing compacts such as the Compact.

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

The Company’s management, under the supervision and with participation of our President and Chief Executive Officer and Senior Vice President of Finance and Administration (as our principal executive officer and principal financial officer, respectively), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our President and Chief Executive Officer and Senior Vice President of Finance and Administration have concluded that the design and operation of our disclosure controls and procedures as of March 31, 2006 provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15 or 15d-15 or otherwise that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.    OTHER INFORMATION

Item 1.                                                           Legal Proceedings

A.                                   Reference is made to our Form 10-Q for the quarter ended December 31, 2005 and Amendment No. 4 to our Registration Statement on Form S-4 filed with the SEC on February 3, 2006 for a full description of the legal proceedings pertaining to Klewin and BankNorth.

Consistent with information previously reported, on December 23, 2005, SNFGC and STGC filed a complaint against BankNorth seeking to recover the monies taken by BankNorth that were originally directed to the subcontractors and the architect, along with an award of attorneys’ fees, under Section 77 of the New York Lien Law and under the theory of common law conversion. SNFGC and STGC have commenced the action as assignees of the claims of the subcontractors and the architect. The action was filed in the Supreme Court for the County of Niagara, State of New York bearing Index No. 124716. As a material development in the quarter ended March 31, 2006, on February 27, 2006, BankNorth filed a motion to dismiss the action, claiming that the trust fund provisions of the New York Lien Law do not apply and the Connecticut action was filed first before the New York action. SNFGC and STGC have opposed the motion and the motion is scheduled to be heard before Supreme Court Justice Richard Kloch on May 11, 2006 in Niagara Falls, New York.

B.                                     Two new legal proceedings arising in the quarter ended March 31, 2006 have been previously reported in Amendment No. 4 to our Registration Statement on Form S-4 filed with the SEC on February 3, 2006. They are repeated below and the first legal proceeding includes two subsequent developments.

In January 2006, an action was filed in the United States District Court, Western District of New York by various plaintiffs against the United States Department of the Interior, the National Indian Gaming Commission and three individuals in their official capacities as Secretary of the Interior, Acting Assistant Secretary of the Interior for Indian Affairs and Chairman of the National Indian Gaming Commission. The action seeks declaratory and injunctive relief under the Administrative Procedure Act, the Declaratory Judgements Act, the National Historic Preservation Act (NHPA), the National Environmental Policy Act (NEPA) and the Indian Regulatory Gaming Act (IGRA) and is principally directed at the decisions and actions of the defendants that permit the construction and operation of our Seneca Buffalo Creek Casino. The plaintiffs claim that the defendants have failed to comply with NEPA, NHPA and IGRA and have requested that the Court take numerous actions including declaring that the lands acquired by the Nation pursuant to SNLCSA are not gaming eligible Indian lands within the meaning of IGRA and declaring that the Compact violates IGRA. If the plaintiffs are successful, the Nation would be unable to conduct any gaming upon lands acquired pursuant to SNLCSA. On April 26, the Defendants filed a motion to dismiss. The County of Erie and Joel Giambra, individually and as County Executive, have moved to intervene in this matter.

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

C.                                     On or about April 6, 2006, an action was filed in the United States District Court, Western District of New York (case # 06-CV-226E) by Daniel T. Warren, a pro se plaintiff, against the United States of America, the United States Department of the Interior, the National Indian Gaming Commission, and five individuals in their official capacities as Acting Secretary of the Interior, Acting Assistant Secretary of the Interior for Indian Affairs and Chairman of the National Indian Gaming Commission, as well as Governor George E. Pataki, as Governor of the State of New York, and Cheryl Ritchko-Buley, as Chairwoman of the New York State Racing and Wagering Board. The action seeks declaratory and injunctive relief as to numerous matters including declaring that IGRA is unconstitutional, that the Compact violates IGRA, that the New York Constitution is not preempted by IGRA, that New York does not have the authority under state law to enter into a tribal state compact under IGRA, that certain actions of the defendants were not in accordance with law, and that certain lands purchased by the Nation were not subject to being taken into trust or restricted fee status under the SNLCSA or were not pursuant to settlement of a land claim within the meaning of IGRA; and enjoining the defendants from taking actions which would further casino gambling in the state of New York under IGRA or on any lands acquired by the Nation pursuant to the SNLCSA. If the plaintiffs are successful, the Nation could be unable to conduct any gaming upon lands acquired pursuant to SNLCSA.

Item 1A.                                                  Risk Factors

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005 except as disclosed in our Amendment No. 4 to Form S-4 Registration Statement filed with the Securities and Exchange Commission on February 3, 2006 and as disclosed in this Form 10-Q, including without limitation, the risk factors relating to our Seneca Buffalo Creek Casino set forth in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” — “Executive Summary — Seneca Buffalo Creek Casino”.

Item 2.                                                           Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.                                                           Defaults Upon Senior Securities

Not applicable.

Item 4.                                                           Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.                                                           Other Information

As previously disclosed in our Current Report on Form 8-K filed with the SEC on April 20, 2006, John Pasqualoni resigned as our President and Chief Executive Officer effective July 31, 2006.

As previously disclosed in our Current Report on Form 8-K filed with the SEC on May 4, 2006, Annette Mohawk-Smith resigned as our Chief Financial Officer, effective April 28,  2006.

Effective as of May 9, 2006, SEGC entered into a construction management agreement with Seneca Construction Management Corporation (“SCMC’’), a wholly owned corporation of the Nation, to manage certain demolition work related to construction of the Seneca Buffalo Creek Casino in the City of Buffalo, New York. The agreement provides that SEGC will pay SCMC an amount equal to the direct out-of-pocket costs incurred by SCMC in performing the work undertaken in connection with the agreement plus 4% of such costs. The agreement also provides that the estimated contract price for the work to be completed under the agreement is $2,530,345.47 and that the contract price will not exceed this estimated contract price unless the price increase is due to authorized changes. A copy of the construction management agreement is attached to this Form 10-Q as Exhibit 10.l.

Item 6.                                                           Exhibits

(a)             Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S-K):

Exhibit No.	Description
10.1

Construction Management Agreement, dated and effective as of May 9, 2006, between Seneca Erie Gaming Corporation, as Owner, and Seneca Construction Management Corporation, as Construction Manager (filed herewith).

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

Dated May 10, 2006

/s/ John Pasqualoni
President and Chief Executive Officer

/s/ Joseph A. D’Amato
Senior Vice President, Finance and Administration
(Principal Financial and Accounting Officer)