Form 10-Q
period 2006-06-30
Seneca Gaming Corp
filed 2006-08-14
CIK 1296785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission File Number:  333-117633

SENECA GAMING CORPORATION

(Exact name of registrant as specified in its charter)

Not Applicable (State or other jurisdiction of incorporation or organization)	7990 (Primary Standard Industrial Classification Code Number)	54-2122988 (I.R.S. Employer Identification No.)

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

Yes ☐   No ☒

At August 11, 2006, the registrant had no outstanding shares of common stock. The registrant is wholly owned by the Seneca Nation of Indians.

ii

PART I.  FINANCIAL INFORMATION

Item I.                     Financial Statements

SENECA GAMING CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2006	September 30, 2005
	(Dollars in Thousands)
Assets

Current assets:
Cash and cash equivalents	$83,270	$142,467
Short-term investments	52,300	96,091
Receivables from affiliates	231	875
Other receivables, net	1,658	1,979
Inventories	2,701	2,095
Other current assets	6,756	6,437
Total current assets	146,916	249,944

Property and equipment, net	560,308	430,418
Restricted cash	33,500	—
Other long-term assets	29,412	18,486
Total assets	$770,136	$698,848

Liabilities and Capital

Current liabilities:
Trade payables	4,474	3,898
Construction payables — SCMC	35,722	10,894
Construction payables — Other	—	23,341
Exclusivity fees payable	6,954	5,717
Accrued interest	6,042	14,218
Customer point liability	11,981	10,682
Accrued regulatory expenses	12,212	9,347
Other current liabilities	22,191	17,974
Total current liabilities	99,576	96,071

Long-term debt	494,098	493,352

Total liabilities	593,674	589,423

Capital:
Retained earnings	176,462	109,425

Total liabilities and capital	$770,136	$698,848

See accompanying notes to consolidated financial statements.

SENECA GAMING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in Thousands)
Revenues

Gaming	$134,549	$113,789	$371,203	$321,575
Food and beverage	13,012	10,806	35,358	30,356
Lodging	3,470	—	5,052	—
Retail, entertainment and other	4,953	4,308	14,465	12,591
Less: Promotional allowances	(21,677)	(13,811)	(53,599)	(35,273)
Net revenues	134,307	115,092	372,479	329,249

Expenses

Gaming	33,341	28,647	94,240	85,199
Food and beverage	11,325	8,677	31,700	25,714
Lodging	2,168	—	3,658	—
Retail, entertainment and other	2,747	2,523	8,522	7,715
Advertising, general and administrative	33,420	28,280	97,268	87,147
Pre-opening costs	2,369	208	7,301	391
Depreciation and amortization	13,026	6,555	28,389	19,391

Total operating expenses	98,396	74,890	271,078	225,557

Operating income	35,911	40,202	101,401	103,692
Interest income	1,420	1,352	4,248	3,364
Interest expense	(9,073)	(59,413)	(23,979)	(82,218)

Net income (loss)	$28,258	$(17,859)	$81,670	$24,838

See accompanying notes to consolidated financial statements.

SENECA GAMING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	June 30,
	2006	2005
	(Dollars in Thousands)
Cash flows relating to operating activities:

Net income	$81,670	$24,838
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,389	19,391
Amortization of deferred financing costs and debt discount	2,389	2,022
Write-off of deferred financing costs — term loan	—	2,460
Fair market value adjustment of interest rate cap	—	177
Other, net	297	88

Change in operating assets and liabilities:
Current assets	(245)	(1,119)
Current liabilities	2,018	(40,440)

Net cash provided by operating activities	114,518	7,417

Cash flows relating to investing activities:

Purchases of property and equipment	(156,804)	(124,179)
Payments for land acquisitions	(16,773)	(197)
Sales (purchases) of investments, net	43,791	(44,998)
Deposit to collateralize letter of credit	(33,500)	—

Net cash used in investing activities	(163,286)	(169,374)

Cash flows relating to financing activities:

Payments to sinking fund	—	(11,917)
Proceeds from long-term debt	—	193,000
Repayments of long-term debt	—	(80,325)
Payment of deferred financing costs	(682)	(4,793)
Proceeds from sale of interest rate cap	—	683
Dividends paid to the Nation	(9,747)	(6,092)

Net cash (used in) provided by financing activities	(10,429)	90,556

Net decrease in cash and cash equivalents	(59,197)	(71,401)

Cash and cash equivalents balances:
Beginning of period	142,467	211,595
End of period	$83,270	$140,194

Supplemental disclosures of cash flow information
Non-cash investing activities:
Distribution of acquired real property to the Nation	$(4,886)	$(54)

See accompanying notes to consolidated financial statements.

SENECA GAMING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.             Organization and Basis of Presentation

The consolidated financial statements include the accounts of Seneca Gaming Corporation, or SGC, and its wholly owned subsidiaries, or collectively, the Company.  In consolidation, all intercompany balances and transactions have been eliminated.  The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of the Company’s management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.  Operating results for the three months and nine months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended September 30, 2006.  For further information, reference is made to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2005 (“2005 Form 10-K”), as well as our other filings with the Securities Exchange Commission (the “SEC”) pursuant to the Securities Exchange Act of 1934, as amended, and the Securities Act of 1933.

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

STGC was formed on September 20, 2003 to operate the Nation’s gaming activities in Salamanca, New York on its existing territorial land. Operations at STGC’s casino, or Seneca Allegany Casino, commenced May 1, 2004.  Construction is progressing on a 220-room resort hotel including approximately 70,000 square feet of gaming space, three additional restaurants, and a spa and fitness center.

SEGC was formed on August 9, 2003 to operate the Nation’s gaming activities in Erie County, New York.  On October 3, 2005, the Nation acquired approximately nine acres of land in the historic inner-harbor district of downtown Buffalo.  SEGC commenced construction of its Seneca Buffalo Creek Casino on those nine acres on December 8, 2005.  The exclusive right, under the Compact, to establish and operate a third Class III gaming facility in Erie County may terminate if the Nation or SEGC fails to commence Class III gaming operations in Erie County by December 9, 2007.

2.                                      Long-Term Debt

Long-term debt, as described below, consists of the 2004 and 2005 7¼% senior notes.

7¼% Senior Notes

On May 5, 2004, SGC issued $300.0 million in 7¼% senior notes due 2012, or the 2004 senior notes.  The 2004 senior notes are guaranteed by SNFGC, STGC and SEGC or collectively, the Guarantors.  The $288.7 million net proceeds from the 2004 senior notes were, or will be, used principally to fund in whole or in part (a) the repayment in May 2004 of vendor equipment financing, (b) SNFGC’s construction and equipping of the luxury hotel, (c) the acquisition of the remaining acreage in the 50-acre footprint in Niagara Falls, as provided for in the Compact, (d) the payment of $22.0 million in August 2004 to satisfy the obligation to the Empire State Development Corporation in connection with the transfer of certain property to the Nation for use as the Seneca Niagara Casino, and (e) a $25.0 million distribution to the Nation, paid in 2004.

On May 23, 2005, SGC issued an additional $200.0 million in 7¼% senior notes due 2012, Series B, or the 2005 senior notes.  The 2005 senior notes are treated as a single class with the 2004 senior notes and are identical to the 2004 senior notes, except for certain tax attributes and prior to November 1, 2005 the amount of interest accrued thereon.  Gross proceeds from the 2005 senior notes were approximately $193.0 million.  The gross proceeds from the 2005 senior notes, were, or will be, used to (a) pay in full and terminate on May 23, 2005, the senior secured term loan, or the Term Loan, made by Freemantle Limited, or Freemantle, to SNFGC in November 2002, for a negotiated amount of approximately $126.7 million, representing $80.0 million in outstanding principal and approximately $46.7 million for interest on such principal, at a prescribed interest rate, that would have otherwise been payable if the Term Loan had not been paid on May 23, 2005, but was instead paid 18½ months prior to its November 22, 2007 stated maturity, (b) to fund certain costs associated with the expansion of our operations, (c) to pay $5.2 million in fees and expenses associated with the offering of the 2005 senior notes, including the related exchange offer, and (d) for general corporate purposes.

Interest on the 2004 and 2005 senior notes is payable semi-annually on May 1 and November 1.  The 2004 and 2005 senior notes are unsecured and rank equally.  As of June 30, 2006, aggregate accrued interest on the 2004 and 2005 senior notes was $6.0 million.

The Indenture governing the 2004 and 2005 senior notes contains certain financial and non-financial covenants.  The financial covenants include limitations on restricted payments and the incurrence of indebtedness, while the non-financial covenants include reporting obligations and compliance with laws and regulations.  As of June 30, 2006, SGC was in compliance with all covenants in the Indenture.

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

3.                                      Related-Party Transactions

Land Leases from the Nation

The Nation has entered into an operating lease agreement (each a Head Lease) with each of SNFGC (dated October 25, 2002) and STGC (effective as of May 1, 2004), for use of the land and/or buildings which are currently used in operating the Seneca Niagara Casino and Hotel and the Seneca Allegany Casino, respectively.  The STGC Head Lease is currently an oral agreement.  STGC is in the process of formalizing a written agreement with the Nation.  These agreements expire at the end of the Compact, in 2023.  Monthly payments for both SNFGC and STGC were initially $1.0 million.  On March 1, 2005 and June 1, 2005, respectively, the monthly payments for STGC and SNFGC were increased to $1.25 million.  The lease payments may increase by 3% annually on each October 1 over the remaining lease life.  Annual increases must be authorized by the board of directors of SGC and, subject to compliance with the terms of the Indenture governing the senior notes, may exceed 3%.  Rent is payable only to the extent that sufficient funds are available, measured on an annual basis, from the net proceeds derived from the operation of the casino facilities and other related operations.  If on an annual basis sufficient funds are not available, any shortfall in the rent amount does not accumulate.  Due to the related party nature of these leases, which can be effectively modified by the Nation, the Company records monthly lease expense equal to the required payment amount for the respective month.  These leases contain no renewal options or escalation clauses.

On April 18, 2006, the SGC board of directors approved 3% increases to lease payments for both SNFGC and STGC, to $1.3 million, effective October 1, 2005.  The increased expense has been recorded during the 2006 fiscal year.

Effective April 1, 2006, SEGC leases the land upon which the planned Seneca Buffalo Creek Casino is expected to operate from the Nation pursuant to an oral agreement, as authorized by the SGC board of directors on April 18, 2006.  Beginning April 1, 2006, SEGC makes monthly lease payments of $0.5 million to the Nation.  SEGC is in the process of formalizing a written agreement with the Nation.

Expense resulting from the above lease agreements were as follows for the three and nine month periods ended June 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In Millions of Dollars)
SNFGC	$3.9	$3.3	$11.6	$9.3

STGC	3.9	3.8	11.6	10.0

SEGC	1.6	—	1.6	—

	$9.4	$7.1	$24.8	$19.3

SNFGC and STGC both record the lease costs as a component of advertising, general and administrative costs in the accompanying consolidated statements of operations.  SEGC records the lease cost as a component of pre-opening costs in the accompanying consolidated statements of operations.

Other Related Party Transactions

SNFGC, STGC and SEGC have each entered into a construction management agreement with Seneca Construction Management Corporation (SCMC) for the construction of the luxury hotel project at Seneca Niagara Casino, the construction of the resort hotel project at Seneca Allegany Casino, and the demolition of certain buildings on the site for the planned SEGC casino.  SCMC is wholly owned by the Nation.  For the nine-month period ended June 30, 2006, SNFGC, STGC and SEGC have collectively made payments to SCMC for construction management fees and other costs of $6.0 million.  As of June 30, 2006, the Company has recorded as receivables from affiliates $0.1 million relating to net advances made to SCMC.  Construction management fees otherwise due SCMC will be applied to reduce these receivables.

As of January 1, 2005, the Company transferred all Class II operations to the Nation, including its poker operations.  The Company leases space within both Seneca Niagara Casino and Hotel and Seneca Allegany Casino for operation of the poker rooms by the Nation.  For the three-month periods ended June 30, 2006 and 2005, the Company recorded $0.2 million and $0.2 million of rental income and fees, respectively.  For the nine-month periods ended June 30, 2006 and 2005, the Company recorded $0.8 million and $0.4 million of rental income and fees, respectively. At June 30, 2006 and 2005, the Company has recorded $0.1 million and $0.6 million, respectively, as a receivable from the Nation relating to poker room rentals and fees.

For the nine months ended June 30, 2006, the Company declared and paid cash dividends of $9.7 million to the Nation.  During the nine months ended June 30, 2005, the Company declared and paid cash dividends of $5.4 million, and also paid a cash dividend of $0.7 million declared in a prior year.

During the nine months ended June 30, 2006, SEGC distributed acquired real property of $4.9 million for use in its casino operations to the Nation.  Such distribution amount was based on the acquisition costs.

In addition, the Company has recorded approximately $15.8 million in land acquisitions as other long-term assets in the accompanying balance sheets as of June 30, 2006, which ultimately will be transferred to the Nation.

The Company is charged by the Nation for SGA costs, which are incurred by the Nation.  SGA costs charged to the Company were approximately $2.5 million and $2.3 million for the three months ended June 30, 2006 and 2005, respectively, and $7.4 million and $6.4 million for the nine months ended June 30, 2006 and 2005, respectively.  The Company also incurs costs, which are passed through to the Nation for New York State gaming regulatory services, New York State Police and Cattaraugus County Sheriff Department services.  The Company has recorded costs of approximately $1.7 million and $1.3 million for the three-month periods ended June 30, 2006 and 2005, respectively, and $5.3 million and $5.5 million for the nine months ended June 30, 2006 and 2005, respectively, in connection with these services.  At June 30, 2006 and 2005, approximately $12.2 million and $8.9 million, respectively, of the SGA, other regulatory, and police costs were recorded as current liabilities.

During the quarters ended June 30, 2006 and 2005, the Company purchased $3,000 and $62,000, respectively, of tobacco products from an entity in which the owner is a member of the Council.  Total purchases from this vendor for the nine months ended June 30, 2006 and 2005 were $78,000 and $211,000, respectively.

STGC leases office space in a building owned by the brother of a member of the Company’s board of directors.  For the three-month periods ended June 30, 2006 and 2005, such lease expense totaled $60,000 and $58,000, respectively.  For the nine-month periods ended June 30, 2006 and 2005, such lease expense totaled $179,000 and $148,000, respectively.

4.                                      Commitments and Contingencies

The Seneca Nation Compact

Under the Compact, the Nation has agreed to contribute to the State of New York a portion of the proceeds from the operation and conduct of each category of gaming device for which exclusivity exists, based on the win of such machines (cash dropped into machines, after payouts but before expenses) and totaled on a cumulative quarterly basis to be adjusted annually at the end of the relevant calendar year.  The exclusivity fee to the State of New York for years 1-4 is 18.0% paid on an annual basis.  Thereafter, the exclusivity fee is 22.0% for years 5-7 paid on a semi-annual basis and 25.0% for years 8-14 paid on a quarterly basis.

Pursuant to the Compact, amounts due to New York State are payable by the Nation.  In February, 2005, SNFGC and STGC commenced monthly payments to the Nation of each entity’s prior month’s exclusivity fees.  For the three months ended June 30, 2006 and 2005, total exclusivity fees were $20.5 million and $17.5 million, respectively.  Of the $20.5 million exclusivity fee for the three months ended June 30, 2006, $14.0 million was attributable to SNFGC and $6.5 million was attributable to STGC.  For the nine months ended June 30, 2006 and 2005, total exclusivity fees were $56.2 million and $49.0 million, respectively.  Of the $56.2 million exclusivity fee for the nine months ended June 30, 2006, $38.2 million was attributable to SNFGC and $18.0 million was attributable to STGC.

Planned Additional Casino Location and Current Expansion

As described in Note 1, the Compact provides the Nation the exclusive right to conduct Class III gaming activities at three sites in the western region of the State of New York.  The planned construction of the third casino, in Erie County, as well as current expansion by STGC at Seneca Allegany Casino, will require significant capital outlays.  The amount and timing of these capital expenditures are dependent on various factors including financing availability, certain Nation approvals, local governmental cooperation, the effects of legal proceedings, construction timelines, and the performance of the Company’s two operating casinos.

Other Commitments

SGC has pledged $150,000 in charitable donations to the Seneca Diabetes Foundation for the fiscal year ended September 30, 2006.  SGC’s Board of Directors has authorized this donation.

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

Overview

SGC is wholly owned by the Nation and chartered to manage and direct all of the Nation’s Class III gaming operations.   The Nation entered into a Compact with New York State on August 18, 2002 that provides the Nation with the right to establish and operate three Class III gaming facilities in Western New York.  We opened our first Class III gaming facility on Nation Territory in the City of Niagara Falls, New York on December 31, 2002, featuring Class III slot machines, table games and keno.  Our expanded facility, including a 604-room luxury hotel with additional gaming space, three restaurants, a multi-purpose room, meeting rooms, and a spa and salon was substantially open at December 31, 2005 and completely open at March 31, 2006.  This facility is operated by our wholly owned subsidiary SNFGC.  On May 1, 2004, we opened our second Class III gaming facility, Seneca Allegany Casino, on the Nation’s Territory in

the City of Salamanca, New York.  This facility features Class III slot machines and table games.  This facility is operated by our wholly owned subsidiary STGC.

Under the Compact, the Nation also has an exclusive right to establish and operate a third Class III gaming facility in Erie County, New York.  On October 3, 2005, the Nation acquired approximately nine acres of land in the historic waterfront district of downtown Buffalo.  The Company commenced construction of its Seneca Buffalo Creek Casino on those nine acres on December 8, 2005.  The exclusive right, under the Compact, to establish and operate a third Class III gaming facility in Erie County may terminate if the Nation or SEGC fails to commence Class III gaming operations in Erie County by December 9, 2007.  See “Executive Summary — Seneca Buffalo Creek Casino” and “Part II. Item 1. — Legal Proceedings” for information regarding the status of and litigation related to our Seneca Buffalo Creek Casino.

Executive Summary

Our Current Operations.     We currently operate two Class III gaming facilities, Seneca Niagara Casino and Hotel, on Nation territory located in the City of Niagara Falls, New York, and Seneca Allegany Casino, on Nation territory located in the City of Salamanca, New York.  Our operations include gaming, dining, lodging, entertainment and retail.  For the three months and nine months ended June 30, 2006, approximately 94% of our net revenue was derived from our gaming activities.

Key Performance Indicators.     Our operating results are dependent on the volume of profitable patrons visiting our casinos, our ability to attract them for repeat visits, our provision of superior service to our patrons, our ability to expand the number of mid to higher-end gaming patrons to support our Seneca Niagara Hotel, and the expansion of and reinvestment in our facilities.

Seneca Niagara Casino and Hotel.     Seneca Niagara Casino and Hotel currently relies primarily on drive-in and bus patrons from the Buffalo, Niagara Falls, and Rochester areas in New York and secondarily from the Erie, Pennsylvania area, Ohio and other parts of New York.  Since partial opening on December 31, 2002, and with a more notable increase since final completion of the luxury hotel and amenities, Seneca Niagara Casino and Hotel has experienced continuous growth in its patron base.  With our recently opened 604-room luxury hotel and related amenities, we intend to extend our geographic penetration, appeal to a more diverse demographic base and increase visits of existing profitable patrons.  The cost to construct and equip the luxury hotel was approximately $240.0 million.  The luxury hotel includes:

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

Seneca Allegany Casino.    Since opening on May 1, 2004, Seneca Allegany Casino has experienced steady growth in its patron base, net revenue, and profitability.  Seneca Allegany Casino has attracted patrons from the southern portion of Western New York, Erie and Pittsburgh, Pennsylvania, and Ohio.  From opening through June 30, 2006, approximately 67% of the casino’s patron base has come from outside of the State of New York.

In July 2005, we opened our 1,850-space parking garage and we are constructing a 220-room resort hotel and permanent casino at Seneca Allegany Casino.  In June 2006, we completed the structural steel framework of the resort hotel.  We believe this expansion is necessary to provide a first-class gaming experience for our patrons and to maintain the competitive position of this facility in light of expected future casino gaming competition in Pennsylvania.  We expect that the total cost of the resort hotel and permanent casino will be between $156.0 and $167.0 million, and we plan to continue to fund this expansion with cash flows from operations at Seneca Allegany Casino and borrowings from SGC.  We are targeting opening the hotel and permanent casino by late December 2006.

Seneca Buffalo Creek Casino.     In addition to Seneca Niagara Casino and Hotel and Seneca Allegany Casino, the Nation has the exclusive right under the Compact to construct our third Class III gaming facility in Erie County, New York.  On October 3, 2005, the Nation acquired approximately nine acres of land in the historic inner-harbor district of downtown Buffalo.  In accordance with, and in satisfaction of our obligations under the Compact, we commenced construction of our Erie County gaming facility, which we refer to as the Seneca Buffalo Creek Casino, on those nine acres, constituting the Nation’s Buffalo Creek Territory, on December 8, 2005.

Due to the City of Buffalo’s rejection of our final proposed draft agreement regarding the sale of a two-block street bisecting our nine-acre site within the Seneca Buffalo Creek Territory, our board of directors and the Nation’s tribal council on August 8 and August 12, 2006, respectively, authorized us to immediately commence construction of a temporary Class III gaming facility on the Seneca Buffalo Creek Territory.  The temporary gaming facility will be approximately 5,000 square feet with approximately 120 slot machines and a snack bar.  We expect to open the temporary gaming facility in the Spring of 2007, long before the December 9, 2007 Compact requirement noted in the Overview above.

Due to the City of Buffalo’s rejection of our final proposed draft agreement as noted above, we also have been directed by the Seneca Gaming Corporation board of directors and our owner, the Seneca Nation of Indians, to finalize an alternative design and construction bid packages for a permanent gaming facility which does not contemplate the use of the two-block street bisecting our nine-acre site.  We have commenced discussions with our architects to finalize drawings for this alternative permanent gaming and entertainment facility.

The cost to construct and equip the Seneca Buffalo Creek Casino permanent facility is still expected to be approximately $125.0 million, and would initially feature:

•                  1,900 to 2,200 slot machines;

•                  30 to 50 table games;

•                  a fine dining restaurant;

•                  a 24-hour casual dining restaurant;

•                  a bar;

•                  a multi-purpose room with entertainment seating for approximately 500 guests;

•                  one retail store; and

•                  a 2,500-space parking garage.

Although we do not currently believe this to be the case, our cost estimate or casino features as outlined above may change as we finalize the alternative design with our architects for our Seneca Buffalo Creek Casino.

The ability to complete the permanent facility for the Seneca Buffalo Creek Casino with a design to accommodate the features outlined above, however, will continue to depend on various factors, including the level of cooperation received from local governmental officials for certain infrastructure improvements to City-owned streets and rights of way surrounding our nine acres and the effect of existing legal challenges by various plaintiffs (certain of which, if successful, could potentially result in our inability to conduct gaming on our Buffalo Creek Territory).  Reference is made to our Form 10-Q for the quarter ended March 31, 2006 and Amendment No. 4 to our Registration Statement on Form S-4 filed with the SEC on February 3, 2006 for a full description of the legal proceedings related to this matter.  See also “Part II, Item 1 — Legal Proceedings” for material developments regarding certain of these legal proceedings.  Any temporary or permanent casino in Erie County will be owned and operated by SEGC.  We intend to (a) operate Seneca Buffalo Creek Casino in a manner that will complement both Seneca Niagara Casino and Hotel and Seneca Allegany Casino, (b) integrate the marketing of the permanent Seneca Buffalo Creek Casino with our existing two gaming facilities in

Salamanca and Niagara Falls in an effort to maximize our patron volumes at all three properties and to promote the Seneca brand name, and (c) manage the overall profitability of our three gaming facilities.

Marketing.     We use an integrated marketing strategy to attract and retain our patrons and to brand the Seneca name as the premier gaming and entertainment experience in Western New York.  We coordinate our marketing events to maximize the quality and length of stay of patron visits and, in the future will do so, to minimize competition among our gaming and entertainment facilities.  With the recent opening of the luxury hotel and related amenities at the Seneca Niagara Casino and the planned December 2006 opening of the resort hotel at Seneca Allegany Casino, we have commenced and intend to continue to increase our marketing efforts in the region, including areas of New York outside the Niagara and Salamanca metropolitan areas, Pennsylvania and Ohio, and Toronto.  Upon its opening, the permanent Seneca Buffalo Creek Casino will be incorporated to benefit from our increasing patron base from outside the immediate region.

Current, Continued and Future Reliance on Cash Flow.     We intend to fund the maintenance of our facilities and our current and planned expansion projects from our cash flow and cash on hand.  We currently rely and will continue to rely on our ability to generate cash flow from operations to service our debt financing.

Seasonality.     Our results of operations have not been seasonal in nature.

Overall Outlook.     As discussed in more detail above, since inception, we have invested heavily in our operations and plan to continue to do so during the remainder of fiscal 2006 and 2007.  We believe that investments in additional gaming space and non-gaming amenities at our facilities, and our exclusive ability to offer Class III gaming in Western New York, have made us the premier gaming and entertainment corporation in Western New York, and will enable us to capitalize on what we believe is an underserved market in Western New York, Pennsylvania and parts of Ohio, and to capture some of the market share from our competitors in this region and in southern Ontario, Canada.

Critical Accounting Policies and Estimates

There have been no changes in critical accounting policies and estimates since the filing of our 2005 Form 10-K for the year ended September 30, 2005.

Operating Results - Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005

Operating Results

	Three Months Ended
	June 30,
	2006	2005
	(Unaudited, Dollars in Thousands)

Net revenue	$134,307	$115,092

Operating expenses:
Gaming	33,341	28,647
Food and beverage	11,325	8,677
Lodging	2,168	-
Retail, entertainment and other	2,747	2,523
Advertising, general and administrative	33,420	28,280
Pre-opening costs	2,369	208
Depreciation	13,026	6,555

Operating income	$35,911	$40,202

The most important factors and trends contributing to our operating performance during the three months ended June 30, 2006 and 2005 were:

•                  Our continued expansion at and investment in both of our properties, most notably our December 31, 2005 partial opening and March 31, 2006 complete opening of the luxury hotel expansion project at Seneca Niagara Casino and the July 1, 2005 opening of the parking garage at Seneca Allegany Casino.

•                  Our ability to successfully market Seneca Niagara Casino and Hotel and Seneca Allegany Casino to our primary and secondary target markets located within 100 miles and 175 miles, respectively, of such casinos.

•                  Our ability to enroll over 1.1 million patrons in our cross-property Seneca Link Player’s Card program, which has increased our ability to use effective direct mail and targeted marketing programs to establish patron loyalty to the Seneca brand at a profitable level.

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

Detailed Revenue Information

	Three Months Ended
	June 30,
	2006	2005
	(Unaudited, Dollars in Thousands)

Gaming revenue:
Slots	$118,447	$98,017
Table games	15,973	15,649
Keno	129	123

Gaming revenue	134,549	113,789

Non-gaming revenue:
Food and beverage	13,012	10,806
Lodging	3,470	—
Retail, entertainment and other	4,953	4,308

Non-gaming revenue	21,435	15,114
Less promotional allowances and credits	(21,677)	(13,811)

Net revenue	$134,307	$115,092

Our gaming revenue for the three months ended June 30, 2006 increased relative to the comparable period in the prior year, due to (a) the opening of the additional gaming space at Seneca Niagara Casino and Hotel on December 15, 2005, which added approximately 950 slot machines and 21 table games to our operations, (b) Seneca Allegany Casino’s addition of 119 slot machines, primarily during the fourth quarter of 2005, and (c) continued growth in our patron base.  The opening of our luxury hotel at Seneca Niagara Casino and Hotel and the July 1, 2005 completion of our parking garage at Seneca Allegany Casino supported our increased gaming revenue for the three months ended June 30, 2006 in relation to the prior year quarter, enabling us to utilize more effective marketing and promotional programs.  As of June 30, 2006, our gaming operations featured an aggregate 124 table games and 6,277 slot machines, representing a net increase of 8 table games and 1,146 slot machines from June 30, 2005.  During these periods, the number of patrons enrolled in our Seneca Link Player’s Card program has steadily increased.  As of June 30, 2006, we had over 1.1 million patrons enrolled, an increase of approximately 0.3 million patrons, or 30% over the number of enrolled members at June 30, 2005.

Our net gaming revenue, which excludes promotional slot credits of $8.7 million and $4.8 million in the quarters ended June 30, 2006 and 2005, respectively, increased $16.8 million, or 15%.  During the three months ended June 30, 2006, Seneca Niagara Casino and Hotel’s net gaming revenue increased $14.3 million, or 19%, principally attributable to the casino expansion and supported by the new luxury hotel and amenities.  Of this increase, $13.2 million was due to increased net slot revenue.  The $3.9 million increase in promotional slot credits was principally due to increased redemptions resulting from a marketing promotion during May and June 2006 which allowed patrons to exchange a portion of their player’s club points for promotional slot credits.  Seneca Allegany Casino’s net gaming revenue for the quarter ended June 30, 2006 was $37.9 million, an increase of $2.5 million, or 7%, from the quarter ended June 30, 2005, mainly due to increased net slot revenue between the two periods.

Our food and beverage revenue and retail revenue have increased in direct relation to our increase in gaming revenue.  There is a direct relationship between our food and beverage revenue and retail revenue to our gaming revenue because a significant portion of this revenue is generated from players’ point redemptions.

For the three months ended June 30, 2006 and 2005, 58% and 59%, respectively, of our food and beverage revenue and 87% and 86% of our retail revenue, respectively, represented players’ point redemptions.  For the three months ended June 30, 2006, our consolidated food and beverage revenue increased $2.2 million, or 20% over the same period in 2005, to $13.0 million.

Seneca Niagara Casino and Hotel’s food and beverage revenue for the quarter ended June 30, 2006 increased $2.0 million in relation to the comparable prior year period, mainly due to the net addition of three restaurants and two full-service bars, in conjunction with the opening of our expanded gaming space and luxury hotel in December 2005.

For the three months ended June 30, 2006 Seneca Allegany Casino generated an additional $0.2 million or 5%, in food and beverage revenue compared to the same prior year period, primarily due to increased redemption of players’ points during 2006.

Lodging revenue represents rentals of rooms in the luxury hotel in Niagara Falls, which partially opened in December 2005, and completely opened on March 31, 2006.  For the three months ended June 30, 2006 our occupancy percentage was approximately 70%, based upon the average number of rooms available during the period.  Complimentary rooms accounted for approximately 70% of our occupied rooms.

For the three months ended June 30, 2006, our retail, entertainment and other revenue increased by $0.6 million in relation to the comparable 2005 period.  This increase was primarily attributable to higher entertainment revenue of $0.2 million at our Seneca Niagara Casino and Hotel, due to an increased number of headline concerts at the new Seneca Events Center during 2006, along with $0.2 million of spa and salon revenue at Seneca Niagara Casino and Hotel.

Detailed Operating Expenses Information

	Three Months Ended
	June 30,
	2006	2005
	(Unaudited, Dollars in Thousands)

Operating expenses
Gaming	$33,341	$28,647
Food and beverage	11,325	8,677
Lodging	2,168	—
Retail, entertainment and other	2,747	2,523
Advertising, general and administrative	33,420	28,280
Pre-opening costs	2,369	208
Depreciation and amortization	13,026	6,555
Operating expenses	$98,396	$74,890

Gaming expenses principally consist of costs incurred from operating our table games and slot machines, of which the primary components are related payroll and employee benefit costs, and the slot exclusivity fee due to New York State pursuant to the Compact.   The slot exclusivity fee increased by $3.0 million from $17.5 million for the three months ended June 30, 2005 to $20.5 million for the three months ended June 30, 2006, due to higher slot revenues.  In addition, gaming-related wages increased $1.0 million in relation to the prior year quarter primarily due to wage adjustments for certain table games personnel, and lease expense of gaming equipment increased by $0.4 million.

Food and beverage expenses are costs we incur for the operation of our restaurants, snack bars and beverage outlets.  The primary components of these expenses are the cost of food and beverage products and related payroll and employee benefit expenses.  For the quarter ended June 30, 2006, food and beverage product costs increased $0.5 million due to higher revenue, mostly attributable to our additional new restaurants at Seneca Niagara Casino and Hotel.  Food and beverage payroll and benefits increased $1.9 million in relation to the same quarter in the prior year, due to the increased staffing related to the opening of three additional restaurants, two additional bars and a nightclub, in conjunction with the luxury hotel expansion at Seneca Niagara Casino and Hotel.

Lodging expenses represent our costs to operate SNFGC’s luxury hotel.  The components of these expenses include payroll and other employee benefit expenses, guest amenity supplies, laundry and other expenses.

Retail, entertainment and other expenses represent our costs to operate our retail shops and entertainment offerings.  The components of these expenses include related payroll and employee benefit costs, the purchase of products offered for sale in our retail outlets, and contract costs for entertainers.  For the three months ended June 30, 2006, these costs increased approximately $0.2 million, or 9%, over the comparable 2005 period, due principally to an increase in the number of headline entertainment events in the current year’s quarter at the Seneca Niagara Casino and Hotel.

Advertising, general and administrative expenses are incurred to support our operations.   These expenses consist primarily of related payroll and employee benefits costs, regulatory, advertising, rent, marketing, insurance, legal and energy costs.  For the three months ended June 30, 2006 and 2005, such costs were $33.4 million and $28.3 million, respectively, an increase of $5.1 million, or 18%.  The increase was mainly attributable to a $1.2 million increase in related payroll and benefits costs, primarily in the facilities and maintenance areas, $0.9 million increase in energy costs, a $0.7 million increase in the head lease expense with the Nation, a $0.7 million increase in advertising costs, a $0.5 million increase in regulatory costs, a $0.3 million increase in charitable donations and a $0.3 million increase in insurance costs.

Pre-opening expenses are non-recurring costs incurred to support the expected opening of new facilities.  For the three months ended June 30, 2006 and 2005, such costs were $2.4 million and $0.2 million, respectively, an increase of $2.2 million.  The increase was mainly due to $1.6 million in head lease expense, which started in April 2006, related to SEGC’s  lease of land on the Seneca Buffalo Creek Territory for the construction and operation of the Seneca Buffalo Creek Casino.

For the three months ended June 30, 2006 and 2005, depreciation and amortization expense was $13.0 million and $6.6 million, respectively, an increase of $6.5 million, or 99%.  This increase is attributable to the opening of our additional gaming and retail space and luxury hotel at Seneca Niagara Casino and Hotel, as well as the July 2005 opening of our parking garage at Seneca Allegany Casino.

Non-Operating Expenses

The following table summarizes information related to interest on our long-term debt:

	Three Months Ended
	June 30,
	2006	2005
	(Unaudited, Dollars in Thousands)

Interest expense	$9,073	$59,413

Our interest expense for the three months ended June 30, 2006 decreased $50.3 million over the three months ended June 30, 2005.  This decrease was primarily attributable to the $46.7 million in interest paid in connection with the negotiated payment in full and termination of our Term Loan in May 2005, partially offset by the interest on the  $200.0 million 2005 senior notes, issued in May 2005.   Capitalized interest relating to construction projects for the quarters ended June 30, 2006 and 2005 was $1.6 million and $0.8 million, respectively, and are recorded as components of net property and equipment within the accompanying consolidated balance sheets.

Operating Results - Nine Months Ended June 30, 2006 Compared to the Nine Months Ended June 30, 2005

Operating Results

	Nine Months Ended
	June 30,
	2006	2005
	(Unaudited, Dollars in Thousands)

Net revenue	$372,479	$329,249

Operating expenses:
Gaming	94,240	85,199
Food and beverage	31,700	25,714
Lodging	3,658	—
Retail, entertainment and other	8,522	7,715
Advertising, general and administrative	97,268	87,147
Pre-opening costs	7,301	391
Depreciation	28,389	19,391

Operating income	$101,401	$103,692

The most important factors and trends contributing to our operating performance during the nine months ended June 30, 2006 and 2005 were similar to those noted above for the three month periods ended June 30, 2006 and 2005.

Detailed Revenue Information

	Nine Months Ended
	June 30,
	2006	2005
	(Unaudited, Dollars in Thousands)

Gaming revenue:
Slots	$321,534	$269,744
Table games	49,317	47,965
Class II and other	352	3,866

Gaming revenue	371,203	321,575

Non-gaming revenue:
Food and beverage	35,358	30,356
Lodging	5,052	—
Retail, entertainment and other	14,465	12,591

Non-gaming revenue	54,875	42,947
Less promotional allowances and credits	(53,599)	(35,273)

Net revenue	$372,479	$329,249

Our gaming revenue for the nine months ended June 30, 2006 increased relative to the comparable period last year due to (a) the opening of the additional gaming space at Seneca Niagara Casino and Hotel on December 15, 2005, which added approximately 950 slot machines and 21 table games to our operations, (b) the addition of 119 slot machines at Seneca Allegany Casino, (c) continued growth in our patron base, and (d) mild winter weather.  The opening of our luxury hotel and the July 1, 2005 completion of our parking garage, and increased marketing and promotional programs supported our increased gaming revenue for the nine months ended June 30, 2006 relative to the comparable period last year.  As of June 30, 2006, our gaming operations featured an aggregate of 124 table games and 6,277 slot machines available to our patrons, representing a net increase of 8 table games and 1,146 slot machines from June 30, 2005.  During these periods, the number of patrons enrolled in our Seneca Link Player’s Card program has steadily increased.  As of June 30, 2006, we had over 1.1 million patrons enrolled, an increase of approximately 0.3 million patrons, or 30% over the number of enrolled members at June 30, 2005.

Our net gaming revenue, which excludes promotional credits of $20.6 million and $10.2 million in the nine-month periods ended June 30, 2006 and 2005, respectively, increased $39.2 million, or 13%, for the nine months ended June 30, 2006 relative to the comparable nine-month period ended June 30, 2005.  During the nine months ended June 30, 2006, Seneca Niagara Casino and Hotel’s net gaming revenue increased $27.9 million, or 13%, principally attributable to the casino expansion and supported by the new luxury hotel and its amenities.  Such amount includes a $1.4 million decrease in Class II revenues, which operations were transferred to the Nation on January 1, 2005.  Seneca Allegany Casino’s net gaming revenue for the nine months ended June 30, 2006 was $107.8 million, an increase of $11.4 million, or 12%, from the nine months ended June 30, 2005.  This increase was mainly due to a $13.8 million, or 17%, increase in net slot revenue between the two periods, partially offset by a decrease of $1.9 million in Class II revenues, which operations were also transferred to the Nation on January 1, 2005.

Our food and beverage revenue and retail revenue have increased in direct relation to our increase in gaming revenue.  There is a direct relationship between our food and beverage revenue and retail revenue to our gaming revenue because a significant portion of this revenue is generated from players’ point redemptions.  For the nine months ended June 30, 2006 and 2005, 58% and 55%, respectively, of our food and beverage revenue and 87% and 86% of our retail revenue, respectively, represented players’ point redemptions.

For the nine months ended June 30, 2006, food and beverage revenue increased $5.0 million, or 16% to $35.4 million.  Seneca Niagara Casino and Hotel’s food and beverage revenue for the nine months ended June 30, 2006 increased $3.9 million, or 18%, in relation to the comparable prior period, mainly due to the net addition of three restaurants, two full-service bars and a nightclub, in conjunction with the opening of our luxury hotel in December 2005.  For the nine months ended June 30, 2006, Seneca Allegany Casino generated an additional $1.1 million in food and beverage revenue compared to the prior period, primarily due to increased redemption of players’ points during 2006.

Lodging revenue represents rentals of rooms in the luxury hotel in Niagara Falls, which partially opened in December 2005, and completely opened on March 31, 2006.  Since opening, the hotel has generated an occupancy percentage of approximately 70%, based upon the average number of rooms available during the period.  Complimentary rooms accounted for approximately 70% of our occupied rooms.

For the nine months ended June 30, 2006, our retail, entertainment and other revenue increased by $1.9 million in relation to the comparable 2005 period.  This increase was primarily attributable to a $0.7 million increase in retail revenues at Seneca Allegany Casino, along with higher entertainment revenue of $0.8 million at our Seneca Niagara Casino and Hotel, due to an increased number of headline concerts at the new Seneca Events Center during 2006, along with $0.2 million of spa and salon revenue.

Detailed Operating Expenses Information

	Nine Months Ended
	June 30,
	2006	2005
	(Unaudited, Dollars in Thousands)

Operating expenses
Gaming	$94,240	$85,199
Food and beverage	31,700	25,714
Lodging	3,658	—
Retail, entertainment and other	8,522	7,715
Advertising, general and administrative	97,268	87,147
Pre-opening costs	7,301	391
Depreciation and amortization	28,389	19,391
Operating expenses	$271,078	$225,557

Gaming expenses principally consist of costs incurred from operating our table games and slot machines, of which the primary components are related payroll and employee benefit costs, and the slot exclusivity fee due to New York State pursuant to the Compact.  The slot exclusivity fee increased by $7.2 million from $49.0 million for the nine months ended June 30, 2005 to $56.2 million for the nine months ended June 30, 2006.  In addition, gaming-related wages increased $1.7 million in relation to the prior year nine-month period primarily due to wage adjustments for certain table games personnel, and lease expense of gaming equipment increased by $0.4 million.  This was partially offset by a decrease in certain promotional expenses between the periods.

Food and beverage expenses are costs we incur for the operation of our restaurants, snack bars and beverage outlets.  The primary components of these expenses are the cost of food and beverages and related payroll and employee benefit expenses.  For the nine months ended June 30, 2006, food and beverage product cost increased $1.8 million associated with our revenue increase, and food and beverage payroll and benefits increased $3.8 million in relation to the nine months ended June 30, 2005, due to the increased staffing related to the addition of three restaurants, two additional bars and a nightclub, in conjunction with the opening of the luxury hotel at Seneca Niagara Casino and Hotel.

Lodging expenses represent our costs to operate SNFGC’s luxury hotel.  The components of these expenses include payroll and other employee benefit expenses, guest amenity supplies, utilities and laundry and other expenses.

Retail, entertainment and other expenses represent our costs to operate our retail shops and entertainment offerings.  The components of these expenses include related payroll and employee benefit costs, the cost of products sold in our retail outlets, and contract costs for entertainers.  For the nine months ended June 30, 2006 in relation to the same period in 2005, these costs increased approximately $0.8 million, or 10%, due mainly to an increase in headline entertainment events in the current year at the Seneca Niagara Casino and Hotel.

Advertising, general and administrative expenses are incurred to support our operations.   These expenses consist primarily of related payroll and employee benefits costs, regulatory, advertising, rent, marketing, insurance, legal and energy costs.  For the nine months ended June 30, 2006 and 2005, such costs were $97.3 million and $87.2 million, respectively, a $10.1 million increase, or 12%.  The increase was mainly attributable to a $3.9 million increase in the head lease expense with the Nation, a $2.7 million increase in related payroll and benefits, primarily in the facilities and maintenance areas, a $1.8 million increase in energy costs, a $0.8 million increase in regulatory costs, a $0.5 million increase in insurance costs and a $0.5 million increase in charitable donations and sponsorships.

Pre-opening expenses are non-recurring costs incurred to support the expected opening of new facilities.  For the nine months ended June 30, 2006 and 2005, such costs were $7.3 million and $0.4 million, respectively, an increase of $6.9 million.  The increase was mainly due to $4.8 million related to the gaming expansion and luxury hotel at Seneca Niagara Casino and Hotel, and $2.1 million related to Seneca Buffalo Creek Casino, consisting primarily of $1.6 million in head lease expense for the lease of land on the Seneca Buffalo Creek Territory, which commenced in April 2006, for the construction and operation of the Seneca Buffalo Creek Casino.

For the nine months ended June 30, 2006 and 2005, depreciation and amortization expense was $28.4 million and $19.4 million, respectively, an increase of $9.0 million, or 46%.  This increase was attributable to the opening of our additional gaming and retail space and luxury hotel at Seneca Niagara Casino and Hotel, as well as the July 2005 opening of our parking garage at Seneca Allegany Casino.

Non-Operating Expenses

The following table summarizes information related to interest on our long-term debt:

	Nine Months Ended
	June 30,
	2006	2005
	(Unaudited, Dollars in Thousands)

Interest expense	$23,979	$82,218

Our interest expense for the nine months ended June 30, 2006 decreased $58.2 million over the nine months ended June 30, 2005.  This decrease was primarily attributable to the $46.7 million in interest paid in connection with the negotiated payment in full and termination of our Term Loan in May 2005, partially offset by additional interest expense relating to the $200.0 million additional 2005 senior notes.  In addition, capitalized interest related to increased capital spending for our construction of the luxury hotel at Seneca Niagara Casino and the resort hotel and parking garage at Seneca Allegany Casino during the nine months ended June 30, 2006 and 2005, totaled $5.1 million and $3.4 million, respectively, and are recorded as components of net property and equipment within the accompanying consolidated balance sheets.

Liquidity and Capital Resources

Cash Flows

	Nine Months Ended
	June 30,
	2006	2005
	(Unaudited, Dollars in Thousands)

Net cash provided by operations	$114,518	$7,417

Cash flows relating to investing activities:
Capital expenditures	(156,804)	(124,179)
Payments for land acquisitions	(16,773)	(197)
Payment to collateralize letter of credit	(33,500)	—
Sales (purchases) of investments, net	43,791	(44,998)
Net cash used in investing activities	(163,286)	(169,374)

Cash flows relating to financing activities:
Payments to sinking fund, net	—	(11,917)
Proceeds from long-term debt	—	193,000
Repayment of long-term debt	—	(80,325)
Payment of deferred financing costs	(682)	(4,793)
Proceeds from sale of interest rate cap	—	683
Dividends paid to the Nation	(9,747)	(6,092)
Net cash (used in) provided by financing activities	(10,429)	90,556

Net decrease in cash and cash equivalents	$(59,197)	$(71,401)

Cash Flows—Operating Activities.     The increase in cash flows from operations during the nine months ended June 30, 2006 compared to the same period in 2005 resulted principally from a $56.8 million increase in net income over the prior year, principally due to the reduction of interest expense resulting from the prepayment in full of our Term Loan in May 2005, along with the effect of a change in payment frequency regarding state exclusivity fees.  In January 2005, the Company paid $57.1 million in exclusivity fees to the Nation related to the entire 2004 calendar year.  Subsequent to that payment, the Company began paying exclusivity fees to the Nation on a monthly basis for the prior month’s fees due.

Cash Flows—Investing Activities.     Our capital expenditures of $156.8 million during the nine months ended June 30, 2006 were mainly comprised of $116.0 million of costs associated with the construction and equipping of the luxury hotel at the Seneca Niagara Casino and $18.6 million related to the construction of the Seneca Allegany Casino garage and resort hotel.  The remaining capital expenditures were principally for the acquisition of equipment for the existing casino operations, and constructing and equipping a cogeneration plant and a nightclub at Seneca Niagara Casino and Hotel.  Sales and purchases of investments represent transactions in short-term investments of excess cash in instruments having a maturity of more than 90 days.

On July 13, 2006, we acquired, through the condemnation process, approximately 18 acres of land and trade fixtures appurtenant thereto from Fallsite, LLC (“Fallsite”) and Fallsville, LLC (“Fallsville”) for an aggregate initial advance payment of $18.0 million, which land is a portion of the land in the City of Niagara Falls, New York designated under the Compact for ownership by the Nation.  We intend to acquire the remaining approximate five acres of the approximate 50 acres in the City of Niagara Falls, New York so designated.  Under the Compact, the Nation is required to fund the acquisition of this property, including all related costs and expenses.  As initial security for the Nation’s obligations to pay site acquisition costs and in furtherance of the ongoing condemnation proceeding, the Company was required to deliver, and has delivered, to the Empire State Development Corporation, or ESDC, a letter of credit in the amount of $33.5 million representing 150% of the then estimate of the total remaining site acquisition costs not yet paid by the Company.  If the estimate of such site acquisition costs increases or if certain other events occur, the Company may have to provide an additional letter of credit or replace the existing one with one for a larger monetary amount or, if acceptable to the ESDC, provide a supplemental cash escrow amount.  The current required letter of credit amount is approximately $25.8 million. This outstanding letter of credit is 100% collateralized by a cash deposit in an interest-bearing restricted account with a bank.  In conjunction with the Fallsite acquisition transaction referenced above, on July 10, 2006 $7.7 million was drawn under the letter of credit as partial funding of the purchase and the balance was paid from our operating cash.  Pursuant to the New York State Eminent Domain Procedure Laws, the New York state courts will determine the final purchase price to be paid to Fallsite and

Fallsville.  On July 26, 2006, each of Fallsite and Fallsville filed notice of claims seeking $40 million and $35 million, respectively, for their land and trade fixtures.  We have been informed that appraisals for the land and trade fixtures prepared by ESDC’s appraisers are $12.3 million and $5.2 million, respectively.  If the New York state courts determine that the value for the land and trade fixtures is higher than what ESDC has determined to be their values, then we would be liable for the difference and potentially also responsible for certain additional costs and payments to Fallsite and Fallsville, such as their attorney fees. The additional 18 acres of recently-acquired land has not yet been transferred to the Nation. We can provide no assurance that, upon transfer of such land to the Nation, restricted fee status for such land will be sought by the Nation or, if sought, approved.

Cash Flows—Financing Activities.     During the quarter ended December 31, 2004, the Company paid $12.0 million into a sinking fund related to the Term Loan.  In May 2005, the Term Loan was terminated and the sinking fund balance (including accumulated earnings) was transferred to cash and short-term investments.

Principal Debt Arrangements.     As of June 30, 2006, our long-term debt consists of $300.0 million in 2004 senior notes and $200.0 million in 2005 senior notes.  The notes carry a fixed annual interest rate of 7¼% and semi-annual interest payments are due on May 1 and November 1.

On May 23, 2005, we issued an additional $200.0 million in 7¼% senior notes due 2012, Series B, or the 2005 senior notes.  The 2005 senior notes are treated as a single class with the 2004 senior notes and are identical to the 2004 senior notes, except for certain tax attributes and prior to November 1, 2005 the amount of interest accrued thereon.  Gross proceeds on the 2005 senior notes were approximately $193.0 million.  The gross proceeds of the 2005 senior notes were, or will be, used to (a) pay in full and terminate on May 23, 2005, the senior secured term loan, or the Term Loan, made by Freemantle Limited, or Freemantle, to SNFGC in November 2002, for a negotiated amount of approximately $126.7 million, representing $80.0 million in outstanding principal and approximately $46.7 million for interest on such principal, at a prescribed interest rate, that would have otherwise been payable if the Term Loan had not been paid on May 23, 2005, but was instead paid 18½ months prior to its November 22, 2007 stated maturity (resulting in a reduction of future interest payments that would have otherwise been payable under the Term Loan if it had not been paid in full, by approximately $18.0 million), (b) to fund certain costs associated with the expansion of our operations, (c) to pay $5.2 million in fees and expenses associated with the offering of the 2005 senior notes, including the related exchange offer, and (d) for general corporate purposes.  Interest on the 2004 and 2005 senior notes is payable semi-annually on November 1 and May 1.  The 2004 and 2005 senior notes are unsecured and rank equally.  As of June 30, 2006, aggregate accrued interest on the 2004 and 2005 senior notes was $6.0 million.

We expect cash generated from our operations, available cash and cash equivalents and short-term investments as of June 30, 2006 to be sufficient to fund our expansion plans described below, service our debt, and meet our working capital requirements for the near future.  However, our ability to fund our operations, make planned capital expenditures and service our debt depends on our future operating performance, cash flow and cash distributions to our owner, the Nation (which distributions are subject to the restrictions and limitations set forth in the indenture governing the 2004 and 2005 senior notes), which are in turn subject to prevailing economic conditions, and to financial, business and other factors, some of which are beyond our control.  Additionally, unlike traditional corporations, we are prohibited by law from generating cash through an offering of equity securities.  Also, our ability to incur additional indebtedness is limited under the terms of the indenture governing the 2004 and 2005 senior notes.

We are highly leveraged and have significant interest payment requirements on our 2004 and 2005 senior notes.  As such, limitations on our capital resources could force us to delay or abandon capital projects as well as the construction and development of new properties.

Expansion Plans

During the next 18 months, we plan to make substantial capital improvements to our gaming facilities.  In December 2005 we partially opened and in March 2006, we completely opened our 604-room luxury hotel. The total cost to construct and equip the luxury hotel was approximately $240.0 million.

We constructed a 1,850 space-parking garage, which opened July 1, 2005, and are constructing a 220-room resort hotel and permanent casino at our Seneca Allegany Casino.  We estimate the total cost to complete the resort hotel and permanent casino to be between $156.0 million and $167.0 million.  We are targeting opening the entire facility late December 2006.

We commenced construction of our Seneca Buffalo Creek Casino on December 8, 2005.  The cost to construct and equip the initial permanent facility is expected to be approximately $125.0 million, and is planned to initially feature 1,900 to 2,200 slot machines, 30 to 50 table games, a fine dining restaurant, a 24-hour casual dining restaurant, a bar, a multi-purpose room for entertainment and other events, a retail store and a 2,500-space parking garage. As previously noted, we plan to open a temporary Class III gaming facility on the Seneca Buffalo Creek Territory in the Spring of 2007.  Although there are existing legal challenges, we plan to commence Class III gaming operations in Erie County by December 9, 2007.  See “Executive Summary — Seneca Buffalo Creek Casino” for a discussion of related matters.

Item 3.                                                           Quantitative and Qualitative Disclosures About Market Risk

Reference is made to our 2005 Form 10-K for a complete discussion of the Company’s market risk.  This market risk information has not materially changed in the interim period.

Regulation

Our operations are regulated by Nation laws, the Compact and federal statutes, most notably the Indian Gaming Regulatory Act, or IGRA.  Several bills have been proposed during the current and recent sessions of U.S. Congress that could affect Indian gaming.  Notably, though its proposed legislation has yet to be presented to Congress, the Policies and Procedures Subproject of the Bureau of Indian Affairs has proposed sweeping changes to the federal laws concerning Indians.  Certain of such bills, if enacted, could impair the ability of the Nation and SGC to expand its gaming operations and adversely impact the future growth of the Nation’s revenue base. In addition, from time to time, various government officials have proposed taxing Indian casino gaming or otherwise limiting or restricting the conduct of gaming operations by Indian tribes.  No assurance can be given that such legislation, if and when enacted by Congress, would not have a material adverse effect on the operations of SGC.  Senator John McCain, Chairman of the Senate Indian Affairs Committee, has held hearings regarding possible amendments to IGRA.  As it relates particularly to off-reservation gaming, there have been several Congressional hearings held by both the Seneca Indian Affairs Committee and the House Resources Committee.  On October 31, 2005, House Resources Committee Chairman Richard Pombo introduced H.R. 4893, a bill to amend Section 20 of the Indian Gaming Regulatory Act.    H.R. 4893 is designed to restrict off-reservation gaming activities by tribes.  The House Resources Committee has held a series of hearings in connection with H.R. 4893.  H.R. 4893, now titled the “Restricting Indian Gaming to Homelands of Tribes Act of 2006”, was reported out of the House Resources Committee on July 26, 2006.  On November 18, 2005, Senate Indian Affairs Committee Chairman McCain introduced S. 2078, the Indian Gaming Regulatory Act Amendments of 2005.  S. 2078 makes a number of amendments to IGRA, including: (1) expanding the authority of the National Indian Gaming Commission (“NIGC”) over “gaming-related contracts”, (2) authorizing the NIGC to regulate Class III gaming, (3) limiting the lands eligible for gaming, and (4) making a number of technical amendments to IGRA.  The Senate Committee on Indian Affairs has held a series of hearings in connection with S. 2078.  S. 2078, now titled the “Indian Gaming Regulatory Act Amendments of 2006”, was reported out of the Senate Indian Affairs Committee on March 29, 2006, and placed on the Senate Legislative Calendar on June 6, 2006.  If Congress were to enact comprehensive amendments to IGRA, such legislation could have a material adverse effect on the operations of SGC.  In addition, under federal law, gaming on the Nation’s lands may be dependent upon the permissibility under New York law of certain forms of gaming or similar activities.  If New York State were to make various forms of gaming illegal or against public policy (or the courts were to rule similarly), or otherwise to take a legal position adverse to the Compact or any of its provisions, such actions could have a material adverse effect on the ability of our casinos to conduct their gaming operations as currently conducted.  Moreover, a 1996 U.S. Supreme Court decision may permit a state to avoid or refuse to negotiate amendments to existing compacts such as the Compact.

New Accounting Pronouncements

There are no accounting standards that have not yet been adopted which are expected to have a material impact on our financial reporting.

Item 4.                                                           Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, have inherent limitations due to cost issues, the possibility of human error, judgments and assumptions regarding the likelihood of future events, and the circumvention and overriding of the controls and procedures.   Accordingly, even effective disclosure of controls and procedures can provide only reasonable assurance of achieving the desired control objectives.

The Company’s management, under the supervision and with participation of our President and Chief Executive Officer and Chief Financial Officer (as our principal executive officer and principal financial officer, respectively), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our President and Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures as of June 30, 2006 provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15 or 15d-15 or otherwise that occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.     OTHER INFORMATION

Item 1.                                                           Legal Proceedings

A.           Reference is made to our Forms 10-Q for the quarters ended December 31, 2005 and March 31, 2006 and Amendment No. 4 to our Registration Statement on Form S-4 filed with the SEC on February 3, 2006 for a full description of the legal proceedings pertaining to Klewin and BankNorth.

Consistent with information previously reported, on December 23, 2005, SNFGC and STGC filed a complaint against BankNorth seeking to recover the monies taken by BankNorth that were originally directed to the subcontractors and the architect, along with an award of attorneys’ fees, under Section 77 of the New York Lien Law and under the theory of common law conversion.  SNFGC and STGC have commenced the action as assignees of the claims of the subcontractors and the architect.  The action was filed in the Supreme Court for the County of Niagara, State of New York bearing Index No. 124716.  As a material development in the quarter ended June 30, 2006, on May 24, 2006 an order denying BankNorth’s motion to dismiss was filed and subsequently on June 29, 2006, BankNorth filed a notice of appeal.

B.             Consistent with information previously reported in our Form 10-Q for the quarter ended March 31, 2006 and Amendment No. 4 to our Registration Statement on Form S-4 filed with the SEC on February 3, 2006, in January 2006, an action was filed in the United States District Court, Western District of New York by various plaintiffs against the United States Department of the Interior, the National Indian Gaming Commission and three individuals in their official capacities as Secretary of the Interior, Acting Assistant Secretary of the Interior for Indian Affairs and Chairman of the National Indian Gaming Commission (Citizens Against Casino Gambling v. Norton, 1:06-cv-00001-WMS (WDNY)).  The action seeks declaratory and injunctive relief under the Administrative Procedure Act, the Declaratory Judgements Act, the National Historic Preservation Act (NHPA), the National Environmental Policy Act (NEPA) and the Indian Regulatory Gaming Act (IGRA) and is principally directed at the decisions and actions of the defendants that permit the construction and operation of our Seneca Buffalo Creek Casino.  The plaintiffs claim that the defendants have failed to comply with NEPA, NHPA and IGRA and have requested that the Court take numerous actions including declaring that the lands acquired by the Nation pursuant to SNLCSA are not gaming eligible Indian lands within the meaning of IGRA and declaring that the Compact violates IGRA.  If the plaintiffs are successful, the Nation would be unable to conduct any gaming upon lands acquired pursuant to SNLCSA.  On April 26, the Defendants filed a motion to dismiss.  As a material development, the County of Erie and Joel Giambra, individually and as County Executive, have successfully intervened in this matter.  On July 27, 2006, the Plaintiffs and

Intervenor-Plaintiffs filed a joint Memorandum of Law in Opposition to Defendants’ Motion to Dismiss.  On July 25, 2006, the Plaintiffs and Intervenor-Plaintiffs filed a Motion for Summary Judgement.  On August 8, 2006, the Seneca Nation of Indians filed a Motion for Leave to File a Brief Amicus Curiae.

C.             Consistent with information previously reported in our Form 10-Q for the quarter ended March 31, 2006, on or about April 6, 2006, an action was filed in the United States District Court, Western District of New York by Daniel T. Warren, a pro se plaintiff, against the United States of America, the United States Department of the Interior, the National Indian Gaming Commission, and five individuals in their official capacities as Acting Secretary of the Interior, Acting Assistant Secretary of the Interior for Indian Affairs and Chairman of the National Indian Gaming Commission, as well as Governor George E. Pataki, as Governor of the State of New York, and Cheryl Ritchko-Buley, as Chairwoman of the New York State Racing and Wagering Board (Warren v. United States, 1:06-cv-00226-JTE (WDNY)).  The action seeks declaratory and injunctive relief as to numerous matters previously reported.  If the plaintiffs are successful, the Nation would be unable to conduct any gaming upon lands acquired pursuant to SNLCSA.  As a material development, on May 31, 2006, the State Defendants filed a motion to dismiss.  On July 24, 2006, the Federal Defendants filed a motion to dismiss.

D.            Consistent with information previously reported in our Form 10-Q for the quarter ended March 31, 2006 and Amendment No. 4 to our Registration Statement on Form S-4 filed with the SEC on February 3, 2006, on or about February 1, 2006, an action was filed in the New York Supreme Court, County of Erie by various plaintiffs against George E. Pataki, in his official capacity as Governor of the State of New York; State Gaming Officials of the New York State Wagering Board; City of Buffalo; Common Council of the City of Buffalo; Anthony Masiello in his previous capacity as Mayor of Buffalo; Byron Brown in his capacity as Mayor of Buffalo; City of Buffalo Department of Public Works; Buffalo Sewer Authority; and Niagara Frontier Transportation Authority (Scott v. Pataki, Sup Ct, Erie County, Index No. 001189/06).  The action seeks directive and injunctive relief under the State Environmental Quality Review Act (SEQRA); the First Parks, Recreation, Historic Preservation Law (PRHPL); First City Environmental Review Ordinance (CERO); and Freedom of Information Law (FOIL) and is principally directed at the decisions and actions of the defendants in connection with our Seneca Buffalo Creek Casino.  The plaintiffs claim that the defendants have failed to comply with SEQRA, PRHPL, CERO, and FOIL and have requested that the Court take numerous actions including directing compliance with SEQRA, PRHPL, CERO and FOIL and restraining further action relating to the development of our Seneca Buffalo Creek Casino.  If the plaintiffs are successful, the Nation may be delayed in the completion of the Seneca Buffalo Creek Casino at this site or may be unable to complete the Seneca Buffalo Creek Casino at this site.  Certain of these plaintiffs are also plaintiffs in the federal lawsuit filed in January 2006 and referenced above.

Item 1A.                                                  Risk Factors

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005 except as disclosed in our Amendment No. 4 to Form S-4 Registration Statement filed with the Securities and Exchange Commission on February 3, 2006, in our Form 10-Q for the quarter ended March 31, 2006, and as disclosed in this Form 10-Q, including without limitation, the risk factors relating to our Seneca Buffalo Creek Casino set forth in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” — “Executive Summary — Buffalo Creek Casino”.

Item 2.                                                           Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.                                                           Defaults Upon Senior Securities

Not applicable.

Item 4.                                                           Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.                                                           Other Information

As previously disclosed in a Current Report on Form 8-K filed with the SEC on June 27, 2006, Joseph D’Amato, formerly SGC’s Senior Vice President for Finance and Administration and Chief Financial Officer, has been appointed Chief Operating Officer for SGC and each of its subsidiaries, and has consented to serve as such, effective June 22, 2006.

Also, as previously disclosed in a Current Report on Form 8-K filed with the SEC on June 27, 2006, effective June 22, 2006, Patrick Fox, formerly SGC’s Vice President of Finance, has been appointed Chief Financial Officer, and has been designated as SGC’s principal financial and accounting officer.  Mr. Fox has consented to serve in all of the foregoing capacities.  Mr. Fox will also serve as Chief Financial Officer of each of SGC’s subsidiaries.

Also, as previously disclosed in a Current Report on Form 8-K filed with the SEC on August 10, 2006, John Pasqualoni will continue to serve as SGC’s President and Chief Executive Officer through September 30, 2007, the end of the term of his original employment contract.  As previously disclosed in Current Reports on Form 8-K filed with the SEC on April 20, 2006, Mr. Pasqualoni was to resign his duties effective July 31, 2006, which date was subsequently extended through August 31, 2006.  SGC’s board of directors has accepted the reinstatement of Mr. Pasqualoni as President and Chief Executive Officer through September 30, 2007.

Item 6.                                                           Exhibits

(a)	Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S-K):

Exhibit No.	Description

31.1	Certification of John Pasqualoni, Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of Patrick Fox, Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (filed herewith).

32.1

Certification of John Pasqualoni, Principal Executive Officer and Patrick Fox, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

SENECA GAMING CORPORATION

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated August 11, 2006

/s/ John Pasqualoni
John Pasqualoni
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Patrick M. Fox
Patrick M. Fox
Chief Financial Officer
(Principal Financial and Accounting Officer)