Form 10-K
period 2006-09-30
Seneca Gaming Corp
filed 2006-12-18
CIK 1296785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2006 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 333-117633

SENECA GAMING CORPORATION

(Exact name of registrant as specified in its charter)

Not Applicable	54-2122988
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the act).

Large accerated filer  ☐        Accelerated filer  ☐        Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes  ☐ No  ☒

The registrant is a wholly-owned governmental instrumentality of the Seneca Nation of Indians.

DOCUMENTS INCORPORATED BY REFERENCE:     None

SENECA GAMING CORPORATION

Form 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995.  The words “believe”, “anticipate”, “expect”, “estimate”, “intend”, “plan”, “project”, “will be”, “will continue”, “will likely result”, and similar expressions, as they relate to us or our management, indicate forward-looking statements.  Similarly, statements that describe our plans, business, strategy or goals are all forward-looking statements.  These forward-looking statements are subject to numerous risks, uncertainties and other factors that could cause actual results, performance or achievements to differ materially from those expressed in or implied by these forward-looking statements.

Factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to, the risk factors set forth in Item 1A. of this Annual Report on Form 10-K and the risks discussed in our other filings with the Securities and Exchange Commission.   Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date of this filing.

We assume no obligation to update these forward-looking statements.

AVAILABLE INFORMATION

We make available, free of charge, through our internet website, www.senecagamingcorporation.com, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC.  We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K.

PART I

Item 1.            Business

Except as otherwise indicated by the context, in this Annual Report on Form 10-K, or this Annual Report, we refer to (1) Seneca Gaming Corporation as “SGC” or “the Company,” (2) Seneca Niagara Falls Gaming Corporation, a wholly owned subsidiary of SGC, as “SNFGC,” (3) Seneca Territory Gaming Corporation, a wholly owned subsidiary of SGC, as “STGC,” (4) Seneca Erie Gaming Corporation, a wholly owned subsidiary of SGC, as “SEGC,” (5) the Seneca Nation of Indians of New York, as “Nation”, “Seneca Nation” or “Seneca Nation of Indians,” (6) the Nation-State Gaming Compact between the Seneca Nation of Indians and New York State, dated August 18, 2002, as the “Compact”, and (7) SGC, SNFGC, STGC, and SEGC, collectively, as “we,” “our,” “ours” and “us.”  SNFGC, STGC and SEGC are sometimes collectively referred to as the “Guarantors”, based on their respective guarantees of SGC’s obligations under the senior notes.  Our fiscal year ends on September 30.  “Fiscal 2006” is defined as the fiscal year ended September 30, 2006, “Fiscal 2005” is defined as the fiscal year ended September 30, 2005, and fiscal years prior to 2005 are defined similarly within the context of this annual report on Form 10-K.

Overview

SGC is wholly owned by the Nation and chartered to develop, manage and direct all of the Nation’s Class III gaming operations on the Nation’s territories in Western New York. SGC was chartered by the Nation in August 2002.  In August 2002, the Nation entered into the Compact with New York State that provides the Nation with the right to establish and operate three Class III gaming facilities in Western New York.  We currently operate two Class III gaming facilities in Western New York—Seneca  Niagara Casino and Hotel, which is located in the City of Niagara Falls, New York (Niagara Territory) and operated by SNFGC, approximately 20 miles north of Buffalo, New York, and Seneca Allegany Casino, which is located in the City of Salamanca, New York (Allegany Territory) and operated by STGC, approximately 75 miles northeast of Erie, Pennsylvania. Seneca Niagara Casino and Hotel opened on December 31, 2002 (initially, as the Seneca Niagara Casino), and Seneca Allegany Casino opened on May 1, 2004.  Our two casinos are located on land held in restricted fee by the United States, which, together with the rights under the Compact, allows us to conduct Class III gaming operations in New York State and are the only gaming facilities in New York State to offer both Class III slot machines and table games.

Under the Compact, the Nation has the exclusive right (subject to certain limited exceptions) to establish and operate a third Class III gaming facility to be located in Erie County, New York.  On October 3, 2005, the Nation acquired approximately nine acres of land in the inner harbor district of Buffalo (Buffalo Creek Territory).  We commenced construction of the Seneca Buffalo Creek Casino on those nine acres on December 8, 2005.  The exclusive right, under the Compact, to establish and operate a third Class III gaming facility in Western New York may terminate if the Nation or SEGC fails to commence Class III gaming operations in Erie County by December 9, 2007.  We expect to open a temporary Class III gaming facility by May 31, 2007, which will fulfill the Nation’s Compact obligations for the third Class III gaming facility to be located in Erie County.  See our discussions below in “Seneca Buffalo Creek Casino” and “Item 3. --- Legal Proceedings” for information regarding our plans for the temporary and permanent Seneca Buffalo Creek Casino and litigation related to this casino.

As of September 30, 2006, Seneca Niagara Casino and Hotel featured over 147,000 square feet of gaming space, with 4,289 slot machines and 99 table games and Seneca Allegany Casino featured over 55,000 square feet of gaming space with 2,003 slot machines and 24 table games.  As of September 30, 2006, we had approximately 1.2 million members in the Seneca Link Player’s Card database with an average of approximately 21,000 new members joining per month for the prior twelve months.  As of September 30, 2006, approximately 26% of the Seneca Link Player’s Card members lived in the Buffalo-Niagara area, and approximately 19%, 19% and 21% lived in Pennsylvania, Ohio and other areas of New York, respectively. For Fiscal 2006, we generated consolidated net revenue of $522.5 million.

Factors contributing to our success include:

•    since their openings, our ability to successfully market Seneca Niagara Casino and Hotel and Seneca Allegany Casino to our primary and secondary target markets;

•    with the addition of our luxury hotel in Niagara Falls, the ability to increase patron count, length of stay and attract higher-end gaming guests from a broader geographic area;

•    our ability to enroll approximately 1.2 million patrons in our cross-property Seneca Link Player’s Card program, which has increased our ability to use effective direct mail and targeted marketing programs to establish patron loyalty to the Seneca brand at a profitable level;

•    our entertainment options, offering varied quality acts to our patrons;

•    our mix of slot machines, which we believe is superior to our competition and includes the latest product introductions by leading United States and international slot manufacturers;

•    our use of current information technology, including “ticket-in/ticket-out” slot machines, automated jackpot payment machines, ticket redemption units, electronic slot bonusing and database programs to increase operating efficiencies;

•    our ability to operate at a high margin, which we achieve through the careful monitoring and control of labor costs and the effective use of our marketing and advertising expenditures;

•    our continued expansion at and reinvestment in Seneca Niagara Casino and Hotel and Seneca Allegany Casino; and

•    our experienced senior management team, which has over 100 years of combined gaming experience.

Under the Compact, the Nation has the exclusive right to establish and operate a third Class III gaming facility in Erie County, New York.  For further discussion of the Erie County gaming facility, see “Seneca Buffalo Creek Casino” discussion, below, and “Item 2.—Properties.”

Our principal executive offices are located at Seneca Niagara Casino and Hotel, 310 Fourth Street, Niagara Falls, New York (Nation Territory) 14303, and our telephone number is (716) 299-1100.  Our website is www.senecagamingcorporation.com.  The websites for our Seneca Niagara Casino and Hotel and Seneca Allegany Casino are located at www.snfgc.com and www.senecaalleganycasino.com, respectively. The Nation also furnishes information about Seneca Niagara Casino and Hotel and Seneca Allegany Casino at www.sni.org.   The information on these websites is not part of this Annual Report.

Seneca Niagara Casino and logo, Bear’s Den, Eight Clans, Seneca Link and logo, The Western Door, Thunder Mountain Buffet and logo and Turtle Island logos are registered trademarks in the U.S.  All other trademarks, trade names and service marks appearing in this Annual Report are the property of their respective holders.

Seneca Niagara Casino and Hotel

Seneca Niagara Casino and Hotel is located on approximately 24 acres on the Nation’s Territory in the City of Niagara Falls, New York, and offers gaming, entertainment and related amenities, with over 147,000 square feet of gaming space.  Seneca Niagara Casino and Hotel is open 24 hours per day, seven days per week and is our flagship gaming facility.  We opened our original Niagara Falls gaming facility on December 31, 2002 after 100 days of extensive remodeling and renovation of the former Niagara Falls Convention and Civic Center.  The initial capital invested to open was approximately $95.2 million. Since then, we have continued to invest in facilities and equipment at this property.  On December 15, 2005, we opened our expanded gaming floor, which added approximately 950 slot machines and 20 table games.  On December 30, 2005, we officially opened the first ten of 26 floors of rooms at our luxury hotel, along with several new restaurants.  On March 31, 2006, we completely opened all rooms at our luxury hotel, along with all other amenities, as described below.  Total cost of constructing and equipping our luxury hotel and expansion project was $234.0 million.   Since opening on December 30, 2005, Seneca Niagara Casino and Hotel has achieved strong financial and operating results.  For Fiscal 2006, Seneca Niagara Casino and Hotel generated net revenue of $365.8 million.

As of September 30, 2006, Seneca Niagara Casino and Hotel featured:

•    over 147,000 square feet of Class III gaming space with 4,289 slot machines, 99 table games, including blackjack, craps and roulette, and keno;

•   604 hotel rooms, including 118 suites of various sizes;

•   a full-service luxury spa and salon;

•   the Thunder Falls Buffet, a 400-seat international buffet;

•   Western Door, a steakhouse with approximately 160 dining seats and a 36-seat bar and lounge area;

•   La Cascata, a 120-seat Italian fine dining restaurant, which opened on December 27, 2005;

•   Three Sisters Café, a 24-hour casual dining restaurant with seating for more than 200, which opened on December 23, 2005;

•   Koi, a 70-seat fine dining restaurant featuring a Pan-Asian menu, which opened on January 28, 2006;

•   Morrie’s Express, a walk-up delicatessen with seating for 30, which opened on December 15, 2005;

•   Five retail stores, three of which opened in December 2005;

•   the Seneca Events Center, a 25,200 square-foot multi-purpose entertainment/event facility, which can seat up to 2,200 (for entertainment events) and which opened on December 31, 2005;

•   8,000 square feet of conference and banquet space, which opened on December 31, 2005;

•    a 2,300-space parking garage, with 11 bus bays;

•    additional surface parking for over 1,400 vehicles;

•    the Bear’s Den, a 468-seat theater; and

•    a snack bar.

We believe several competitive factors contribute to our current success, including:

•    an underserved local market with limited gaming and entertainment options;

•    a favorable demographic mix;

•    limited competition; and

•    easy access by major interstate highways.

Accommodations.      Seneca Niagara Casino and Hotel partially opened its 604-room luxury hotel tower on December 30, 2005, with the full opening occurring on March 31, 2006. Located adjacent to, and connected to our original gaming facility, the hotel currently features 486 well-appointed rooms, 86 corner suites, 22 one-bedroom suites, and 10 penthouse suites. The third floor at Seneca Niagara Casino and Hotel features a full-service spa and salon, fitness room and swimming pool. The addition of the luxury hotel has allowed us to market Seneca Niagara Casino & Hotel to patrons with higher gaming budgets, patrons from further distances that will stay overnight, and additional patrons from within our immediate market area.

Food and Beverage Facilities   Seneca Niagara Casino and Hotel features five restaurants, three bars, a walk-up deli, a nightclub and one snack bar. The Western Door is a steakhouse which seats approximately 160 patrons in the dining room, with seating for an additional 36 patrons in the bar and lounge. La Cascata is a fine dining Italian restaurant which provides dining and seats for approximately 120 patrons, while Koi, located adjacent to La Cascata, offers Pan-Asian cuisine with seating for approximately 70 patrons. Three Sisters Café is open 24 hours per day, seven days per week, and offers seating for

200 patrons, with counter seating for an additional 8 patrons. Thunder Falls Buffet offers an expansive international selection at a buffet style restaurant with seating for approximately 400 patrons.

Seneca Niagara Casino and Hotel has an upscale nightclub, Hush, and four bars: Club 101, located at the center of the original gaming floor; The Lobby Bar, located in the hotel lobby; Aces Bar, located in the expanded gaming floor; and the Keno bar, located adjacent to our Keno lounge.

For Fiscal 2006, food and beverage sales accounted for approximately 8.8% of our gross revenue at Seneca Niagara Casino and Hotel.

Entertainment Facilities  With the opening of the luxury hotel tower, Seneca Niagara Casino and Hotel added a new entertainment venue, the Seneca Events Center. Located on the luxury hotel’s second floor, the Seneca Events Center opened on December 31, 2005 and can seat up to 2,200 for performances, and can also be used for banquets, dinner performances and gatherings of many sizes. Since opening on December 31, 2005, the Seneca Events Center has hosted numerous well-known performers and acts, including Aretha Franklin, Brooks & Dunn, Bill Cosby, Duran Duran and Jewel.  In addition to entertainment, the multi-purpose room can hold up to 150 trade show booths.

The 468-seat Bear’s Den Showroom provides patrons with the opportunity to see quality entertainment in an intimate setting. The Bear’s Den has hosted such headliners as the Charlie Daniels Band, 10,000 Maniacs, Natalie Cole, Gregg Allman and David Sanborn.

In addition to the Seneca Events Center and The Bear’s Den Showroom, Seneca Niagara Casino and Hotel features live entertainment at Club 101 every weekend.

Retail.  Seneca Niagara Casino and Hotel’s five retail shops offer a wide variety of merchandise. The Men’s Logo Shop offers official Seneca Niagara Casino and Hotel merchandise for men. The Newsstand offers a variety of reading material, snacks and soft drinks, as well as other personal items for our patrons. Sky Boutique features official Seneca Niagara Casino and Hotel merchandise for women and a wide selection of high-end merchandise, including jewelry, purses and jeweled accessories. The Eight Clans Gift Shop features authentic Native American items, including Native American jewelry, Native American style blankets and bags, soapstone sculptures and sweet grass baskets. The Players Club Store offers an inventory of products and merchandise at various price ranges, including state-of-the-art and high-end merchandise such as electronics, golf clubs, cameras and diamond jewelry. It is primarily used to support our Seneca Players Club Card rewards program.

Full-Service Luxury Spa.     Seneca Niagara Casino and Hotel also incorporates an 18,000 square foot full-service luxury spa.  The luxury spa offers a wide range of services, including massage treatments, facials and wraps, as well as saunas, a swimming pool, an exercise room and a salon.

Parking and Transportation Facilities.  Since most of Seneca Niagara Casino and Hotel’s patrons arrive by automobile, we endeavor to provide ample space for parking. We have approximately 3,700 available parking spaces, including a 2,300-space parking garage. Seneca Niagara Casino & Hotel offers all valet and self-parking services free of charge. We believe our parking facilities are adequate to service the parking needs of our patrons.   Seneca Niagara Casino and Hotel also has 11 bus bays and a bus program that has accounted for approximately 400 patrons per day to Seneca Niagara Casino during Fiscal 2006.

Niagara Falls Real Estate Acquisitions

We continue to move forward with the acquisition of the remaining acreage of the approximately 50-acre footprint in the City of Niagara Falls, New York, designated by New York State under the Compact for ownership by the Nation.

Acquisitions have increased our total acquired land in Niagara Falls to approximately 44 acres.  In December 2005, we acquired, for $7.9 million, approximately 2 acres of land and a hotel property, which we have since demolished in preparation for anticipated future development.  In July 2006, we acquired approximately 18 acres of land, along with related fixtures for an aggregate initial advanced payment of $18.0 million.

In Niagara Falls, the appraised value of the land and fixtures that have been acquired by us through the condemnation process is subject to challenge under New York state law. If a court determines that the value for the land and fixtures is higher than the appraised value we paid to a condemnee, then we may be liable to the condemnee for the difference and potentially also responsible for certain additional costs and payments to the condemnee, such as attorneys’ fees.

In July 2006, the Nation agreed to waive its right to acquire approximately two acres of land described in the Compact.  The parcels are owned by End Time Handmaidens, Inc., a religious organization.  In return for the waiver, the Nation obtained a right of first negotiation and refusal with respect to the future sale of the parcels.  As a result of the Nation’s waiver, the total acreage of the Niagara Territory upon completion of the condemnation process is anticipated to be approximately 48 acres.

We have commenced a master planning process with respect to development and utilization of the full 48-acre Niagara Territory footprint described above and integration of the Niagara Falls facilities with those on or planned for the Allegany and Buffalo Creek Territories.  As we develop our facilities, we intend to have them complement each other, offering diverse hotel, entertainment and gaming options to our guests.

Seneca Allegany Casino

Seneca Allegany Casino, our second Class III gaming facility occupying approximately 120,460 square feet in total in a temporary building, opened on May 1, 2004. Seneca Allegany Casino is located on the Nation’s Territory in the City of Salamanca, New York.  Seneca Allegany Casino offers Class III gaming, entertainment and related amenities.  Seneca Allegany Casino caters primarily to middle-market, drive-in patrons from its primary and secondary markets and is open 24 hours per day, seven days per week.  For Fiscal 2006, Seneca Allegany Casino generated net revenue of $156.7 million.

The cost to develop and open the 120,460 square-foot temporary Seneca Allegany Casino was funded entirely from Seneca Niagara Casino and Hotel’s free cash flow in the form of inter-company loans from SGC.

As of September 30, 2006, Seneca Allegany Casino featured:

•    over 55,000 square feet of gaming space with approximately 2,000 slot machines and 24 table games, including blackjack, craps and roulette;

•    a parking garage for approximately 1,850 vehicles;

•    surface parking for approximately 1,830 vehicles;

•    the Thunder Mountain Buffet, an international buffet; and

•    a snack bar, retail store and bar and lounge.

Seneca Allegany Casino Expansion

In July 2005, we opened our 1,850-space parking garage, which cost $32.2 million, and we are constructing a 212-room hotel and permanent casino at the Seneca Allegany Territory, pursuant to a construction management agreement with the Seneca Construction Management Corporation (SCMC), a wholly owned entity of the Seneca Nation.  We expect to open the permanent casino area of the hotel by the end of December 2006, which will provide us with approximately 92,000 square feet of gaming space with an additional 200 slot machines and 16 table games.  We expect to open the hotel, two fine dining restaurants, retail and all related amenities by late March 2007.  We currently expect the total cost to complete the hotel, including the cost of furniture, fixtures and equipment for the hotel and permanent gaming floor, will be from $156.0 million to $167.0 million.  After transitioning the existing gaming space from the temporary facility to the newly constructed hotel gaming area, we expect to convert the temporary facility into an event center with a capacity for 1,700 people, along with additional administrative and support space.  By adding the 1,850-space covered parking structure with an enclosed connector into the facility, the 212-room hotel and casino and the event center, we expect to create a first-class gaming experience for our customers and maintain a strong competitive position against potential future competition from Pennsylvania operators.  We expect to fund this expansion project primarily from cash flow of Seneca Allegany Casino and the balance from intercompany loans from SGC.  As of September 30, 2006, we have capitalized approximately $98.9 million of costs on this expansion.

Seneca Buffalo Creek Casino

In addition to Seneca Niagara Casino and Hotel and Seneca Allegany Casino, the Nation has the exclusive right to construct our third Class III gaming facility in Erie County, New York. This new Class III gaming facility is referred to as Seneca Buffalo Creek Casino.  On October 3, 2005 the Nation acquired approximately nine acres of land in the inner-harbor district of downtown Buffalo, which constitutes the Nation’s Buffalo Creek Territory.  Initially, the nine acre parcel was bisected by a two block section of a street owned  by the City of Buffalo (Fulton Street).  In November 2006, we acquired the two block section of Fulton Street from the City of Buffalo for a purchase price of $631,600.  Reference is made to the discussion below “Material Agreements - Buffalo Creek Agreement” for additional information regarding the Fulton Street purchase and sale.

On December 8, 2005, we commenced construction of our Erie County, New York gaming facility on the Nation’s Buffalo Creek Territory. The Nation’s exclusive right under the Compact with New York State to establish and operate a Class III gaming facility in Erie County, New York, could have terminated if the Nation had failed to commence construction of a Class III gaming facility in Erie County by December 9, 2005  and may terminate if the Nation fails to commence Class III gaming operations in Erie County by December 9, 2007.  In order to meet the requirements of the Compact, we began construction of a temporary Class III gaming facility on the Seneca Buffalo Creek Territory.  This temporary facility is expected to be approximately 6,000 square feet, and will feature approximately 125 slot machines and a snack bar.  We expect to open the temporary Seneca Buffalo Creek Casino in May 2007, but no later than the December 9, 2007 Compact deadline.

In addition, we continue to finalize our plans for a permanent casino on the Seneca Buffalo Creek Territory.  The timing of the opening of both the temporary and permanent Seneca Buffalo Creek Casinos will depend on various factors.  See “Item 3 - Legal Proceedings” for a discussion of existing legal challenges regarding our Seneca Buffalo Creek Casino.  In the event that we are able to open a casino in Erie County, this casino will be owned and operated by SEGC.

The permanent Seneca Buffalo Creek Casino is expected, at a minimum, to initially feature:

•    1,900 to 2,200 slot machines;

•    30 to 50 table games;

•    a specialty restaurant;

•    a buffet restaurant;

•    a multi-function room

•    a retail store; and

•    a 2,500-space parking garage.

We intend to operate the permanent Seneca Buffalo Creek Casino in a manner that will complement both Seneca Niagara Casino and Hotel and Seneca Allegany Casino.

Status of Former Class II Operations

As of January 1, 2005, we transferred all Class II gaming operations to the Nation, which included our poker operations at the Seneca Niagara Casino and Seneca Allegany Casino.   The Nation, through its wholly owned business enterprise, Seneca Gaming & Entertainment, currently operates two Class II gaming facilities located on the Nation’s Territory in the City of Salamanca and Irving, New York, respectively, and the Class II poker operations at Seneca Niagara Casino and Hotel and Seneca Allegany Casino.  The transfer of the Class II operations as of January 1, 2005 was consistent with our understanding of the Nation’s Council’s (the Nation’s legislative body) intent that we manage and operate the Nation’s Class III operations and that Council directly manage and operate the Nation’s Class II operations.

Lewiston, NY Golf Course Development

In March 2006, we acquired 257 acres of land with the intent to design and build a championship level golf course in Lewiston, New York, approximately eight miles from Seneca Niagara Casino and Hotel.  We have selected the Robert Trent Jones II firm to design the golf course.  This land and the development project is intended to be sold to Seneca Management Development Corporation (SMDC), an entity wholly owned and organized by the Nation for the purpose of pursuing ownership, development, operation and management of the Lewiston, NY golf course development project and other Nation economic development projects.  The purchase of the land and development rights is expected to be financed by SMDC through a loan provided by SGC.  We anticipate construction of the golf course to commence in April 2007, with an anticipated opening in May 2009.

Business and Marketing Strategy

Our business strategy is to complete the development of three premier Class III gaming facilities in Western New York.  By March 31, 2006, we had completed and fully opened our 604-room luxury tower at our Seneca Niagara Casino and Hotel.  We are presently constructing our permanent casino in a 212-room resort hotel tower at Seneca Allegany Territory, which we plan to fully open by March 31, 2007.  In May 2007, we intend to open our temporary gaming facility on the Nation’s Buffalo Creek Territory while we construct a permanent Class III casino on the Nation’s Buffalo Creek Territory.  We believe this strategy will enable us to maintain our position as the premier gaming operator in the Western New York region, including areas in northern Pennsylvania and Ohio within our primary and secondary markets.  We intend for all of our gaming facilities to provide a high-quality and diverse gaming experience that we believe will add to our patron base and strengthen patron loyalty in each segment of the gaming market.  In order to maximize our income from operations, we will coordinate our advertising, promotions, entertainment and special events to minimize competition among our gaming facilities, and integrate our administrative and information technology functions.  As our slot play currently represents approximately 87% of our consolidated gross gaming revenues, we also strive to offer the most current selection of slot machines in order to provide cutting-edge options for our guests, and to differentiate ourselves from the regional competition.  We will continue to brand the Seneca name through advertising and promotion of our Seneca Link Player’s Card, which is accepted at all of our facilities.

The key components of our integrated marketing plan include the following:

•    Promote the Seneca Brand Name.     The successful operation of Seneca Niagara Casino and Hotel and Seneca Allegany Casino has established Seneca as a leading gaming brand in the region.  We plan to capitalize on this brand recognition by prominently incorporating the Seneca name at all of our gaming and entertainment facilities.

•    Incorporate the Seneca Link Player’s Card.     We encourage guests to sign up for a Seneca Link Player’s Card (“Card”), and to use the Card at their game of choice.  Guests accumulate points at our facilities and may redeem them at any of our casinos.  Our player’s club card program enables us to understand our guest preferences by providing us with valuable information about our patrons’ gaming activity and use of our facilities’ various non-gaming amenities.  As of September 30, 2006, we had approximately 1.2 million members in the Seneca Link Player’s Card database with an average of approximately 21,000 new members joining per month for Fiscal 2006.

•    Expand Target Markets and Patron Base.     The completion of our luxury hotel at our Seneca Niagara Casino and Hotel has enabled us to expand our marketing efforts to higher-value gaming patrons from a wider geographic area.  We believe the completion of our resort hotel at our Seneca Allegany Casino will provide similar opportunities to aggressively expand our marketing efforts.  We continue to evaluate our marketing programs and have increased our efforts to attract more guests from the region, including New York, Pennsylvania and Ohio, as well as higher value patrons from Connecticut, Massachusetts and Toronto, Canada.  We intend to market to these areas by offering various promotions, including special events for preferred gaming patrons, use of commissioned, independent representatives or splinter arrangements, air charters, motor coach tours and organized package group visits.  We have recently hired a player development staff to attract higher-end gaming guests.  In addition, with the opening of our Seneca Events Center at our Seneca Niagara Casino and Hotel, we have expanded our entertainment offerings to further brand our properties and to attract repeat visits, encourage loyalty and attract higher-end gaming guests.

•    Offer Diversified Gaming Experience to Broadest Customer Base.    We intend to operate each of our gaming facilities in a manner that will be complementary. Seneca Niagara Casino and Hotel is our flagship resort property catering to mid to high value gaming guests looking for a full service gaming resort destination. Seneca Allegany Casino currently targets mid-level gaming patrons with frequent visits.  With the planned opening of the permanent casino and the 212-room resort hotel at this facility, we will expand our marketing efforts to attract guests with higher gaming budgets.  Upon the opening of our permanent Seneca Buffalo Creek Casino, we intend to integrate the marketing of this facility, as explained below, to guests of our Niagara and Allegany casinos.  This will offer our guests a variety of gaming and entertainment options.

•    Utilize an Integrated Marketing Strategy.    Our marketing strategy relies on the high quality of our facilities, the personal service level of our employees, and an integrated approach of targeted direct mail, radio, print and outdoor advertising, promotions, slot and table tournaments, special events, bussing, entertainment and player development staff, to attract and retain our patrons and to brand the Seneca name as the premier gaming and entertainment experience in Western New York. We coordinate our marketing events and the amenities of our facilities to maximize the quality and length of stay of patron visits and, currently and in the future, to minimize competition among our gaming facilities. Our patron tracking system through the Seneca Link Player’s Card is sophisticated and scaleable and provides us with the ability to analyze our guests’ gaming preferences.  In addition, we have redesigned the levels of player club options, each based on the level of each guest’s gaming activity, to ensure each level is properly recognized based upon their gaming activity.  Starting in May 2004, we began using a “promotional credit” program that provides slot credits to our patrons based on the amount of  their gaming at our facilities. These credits are available on the patron’s Seneca Link Player’s Card when they return for visits. These credits must be played and cannot be redeemed for cash, which we believe will encourage repeat business.

•    Reinvest in and Expand our Gaming Facilities.    We believe our commitment to develop and reinvest in each of our gaming facilities is critical to our continued success and future growth. We intend to reinvest in and expand our gaming facilities to ensure their attractiveness to our patrons. To achieve maximum profitability we intend to continue to upgrade our slot machines with the most popular products in order to create a more exciting gaming experience for our patrons. We have also invested in technology, including slot machine “ticket-in/ticket-out” technology, automated ticket redemption machines, player tracking system enhancements and the development of a Seneca brand inter-property progressive link. Reinvestment in our gaming facilities will help to ensure that our patrons have an enjoyable entertainment experience.  In Fiscal 2006 and 2005, we have spent $241.7 million and $172.7 million, respectively, in the expansion of our facilities, the acquisition of land, upgrades to our facilities, and the purchase of equipment.

•    Offer the Highest Quality Service.    We believe that we can distinguish our gaming facilities with consistent superior patron service, which is a fundamental component of our business and marketing strategy. We attribute our success at Seneca Niagara Casino and Hotel and Seneca Allegany Casino to our employees’ ability to provide efficient and friendly service.  During Fiscal 2006, we made an investment of approximately $1.0 million in a service program provided to all our employees, developing our expectation of the guest service experience to be provided by each employee.  Each new employee participates in this service training as part of their orientation.  It is our intention to continue to invest in providing the highest level of guest service, as we believe that offering our patrons the highest standard of service is an integral component of our long-term financial success.

Market and Competition

Market.    Seneca Niagara Casino and Hotel is conveniently located on the Nation’s Territory in the City of Niagara Falls, New York, approximately 20 miles north of Buffalo and approximately 90 miles west of Rochester. Our primary market for this casino includes the cities of Buffalo and Niagara Falls and covers the area in the United States within an estimated 50 miles of Seneca Niagara Casino and Hotel.  Our secondary market includes the City of Rochester and covers the area in the United States within an estimated 51 to 100 miles of Seneca Niagara Casino and Hotel.  Our outer markets include Erie and Pittsburgh, Pennsylvania, Ohio, other areas of New York and Ontario, Canada.  With the opening of our 604-room luxury hotel, we are expanding our geographic reach with targeted marketing efforts for higher-end gaming patrons in the New York City area, Connecticut,  Massachusetts, and Toronto, Canada.  In addition, Niagara Falls is a major tourist destination.  Seneca Allegany Casino is located immediately off Interstate 86 in southwestern New York. Since its opening in May 2004, the primary market for this casino has been the area within 75 miles of Seneca Allegany Casino, which includes Erie, Pennsylvania, and the secondary market has been the area within 75 to 175 miles of Seneca Allegany Casino, which includes Cleveland and Akron, Ohio and Pittsburgh, Pennsylvania. Seneca Allegany Casino caters primarily to middle-market, drive-in patrons from its primary and secondary markets.  With the opening of our 212-room resort hotel at Seneca Allegany Casino, expected to be opened by March 31, 2007, we plan to implement additional targeted marketing programs focused on expanding our geographic reach.  Seneca Buffalo Creek Casino will be located in the inner-harbor district of Buffalo.  Until the permanent Seneca Buffalo Creek Casino is constructed, planned for 2008, the temporary facility is expected to have a limited market due to its small size.

As of September 30, 2006, approximately 26% of the approximate 1.2 million Seneca Link Player’s Card members lived in the Buffalo-Niagara area, and approximately 19%, 19% and 21% lived in Pennsylvania, Ohio and other areas of New York, respectively.

Competition - General.    The United States and Canadian gaming industries are highly regulated and the overall number of casino operations in the Northeast is limited. In recent years, there has been a trend to relax the legal restrictions on entry and to permit the development of additional gaming operations.  Currently, there are two casino resorts, Casino Niagara and Niagara Fallsview Casino Resort, and five racetrack facilities with gaming, Finger Lakes Gaming and Racetrack, Fairgrounds Gaming and  Raceway, Batavia Downs Gaming and Raceway, Fort Erie Racetrack and Slots and Woodbine Racetrack, within the 100-mile radius that constitutes Seneca Niagara Casino and Hotel’s secondary market.  Fairgrounds Gaming and Raceway, a racetrack facility within Seneca Allegany Casino’s primary market which offers approximately 1,000 Video Gaming Machines (VGMs), is the only direct competition in this casino’s primary market. Existing gaming facilities within each of our casinos’ primary market area, as well as potentially new market entrants, have and will have a direct effect on our operations. In addition, casinos and gaming-related operations in the broader regional market may also affect us and may reduce our ability to draw patrons.

Canadian Competition.    Seneca Niagara Casino and Hotel competes with Casino Niagara and Niagara Fallsview Casino Resort which are located in Niagara Falls, Ontario, and are both within two miles of Seneca Niagara Casino and Hotel. Casino Niagara and Niagara Fallsview Casino Resort are owned and operated by the Province of Ontario and managed by the Hyatt-led Falls Management Company. Casino Niagara offers over 95,000 square feet of gaming space including more than 1,800 slot machines, 80 table games, three restaurants, and three bars. Niagara Fallsview Casino Resort opened in June 2004. Niagara Fallsview Casino Resort features 180,000 square feet of gaming space that includes over 3,000 slots, 150 table games, a 374-room Hyatt hotel, a spa and various restaurant and entertainment venues. Nordic Gaming Corporation also operates a racetrack and gaming facility located in Fort Erie, Ontario. This facility features approximately 1,200 slot machines and is located approximately 22 miles from Seneca Niagara Casino and Hotel.  To a lesser extent, we compete with Casino Rama, which is north of Toronto and approximately 150 miles north of Seneca Niagara Casino and Hotel and is located on the Chippewas of Mnjikaning (Rama) First Nation’s Territory.

New York State Competition.   Despite the exclusivity in Western New York provided by the Compact, our casinos face competition in New York State from both Indian and non-Indian gaming operations. The Compact allows New York State to permit the Tuscarora Indian Nation and the Tonawanda Band of Seneca Indians to obtain the right to include gaming devices in a compact without abrogating the exclusivity provisions of the Compact, so long as either tribe locates its proposed gaming facility either on its existing reservations or more than 25 miles from a Nation Gaming Facility. In addition, New York State could allow other Indian gaming facilities to be located within our area of exclusivity, in which case it would forfeit its right to receive exclusivity fees for the types of Class III games in such competitor’s facility on which the Nation pays an exclusivity fee under the Compact. Of the seven federally recognized Indian tribes or nations in New York other than the Nation, only the St. Regis Mohawk Tribe and the Oneida Indian Nation of New York have signed compacts with New York State to open casinos.

The St. Regis Mohawk Tribe currently operates a small casino facility near Hogansburg, New York, approximately 350 miles and 390 miles from Seneca Niagara Casino and Hotel and Seneca Allegany Casino, respectively, and the Oneida Indian Nation operates a gaming facility resort near Syracuse, New York, approximately 190 miles and 235 miles from Seneca Niagara Casino and Hotel and Seneca Allegany Casino, respectively. In October 2001, New York State authorized six new casinos to be run by Native Americans in the state, each of which was to be permitted to feature Class III slot machines. The State’s legislation authorizing the six new Indian casinos was recently upheld by the New York Court of Appeals in Dalton v. Pataki, et al., and Karr v. Pataki, et al. Three of these authorized casinos are or will be operated by us (Seneca Niagara Casino and Hotel, Seneca Allegany Casino and Seneca Buffalo Creek Casino). It was expected that the other three casinos would be located in Sullivan and Ulster Counties in the Catskill region, approximately 330 miles and 320 miles from Seneca Niagara Casino and Hotel and Seneca Allegany Casino, respectively.

The Governor previously reached settlement agreements, subject to numerous contingencies, with the following tribes for Class III gaming operations to be located in Sullivan or Ulster Counties in the Catskills region: the St. Regis Mohawk Tribe, the Seneca-Cayuga Tribe of Oklahoma, the Cayuga Nation of New York, the Oneida Nation of Wisconsin, and the Stockbridge Munsee Community.  However, as a result of the United States Supreme Court’s recent decision in City of Sherrill, NY v. Oneida Indian Nation of New York, 125 S. Ct. 1478 (March 29, 2005), the Governor withdrew pending legislation and land claim settlements with the Seneca-Cayuga Tribe of Oklahoma, the Cayuga Nation of New York, the Oneida Nation of Wisconsin, and the Stockbridge Munsee Community. In light of this decision and subsequent events the only casino development that we believe to be imminent in Sullivan or Ulster County, New York, is the development planned by the St. Regis Mohawks.  The St. Regis Mohawks have entered into a development agreement with Empire Resorts for the purpose of constructing a $500 million Class III gaming facility immediately adjacent to Monticello Raceway.

In 2001, eight racetracks in New York State were awarded licenses to operate VGMs. In January 2004, Sportsystems (now known as Delaware North Gaming & Entertainment) opened a 1,300 machine video gaming facility at Saratoga Raceway in Saratoga Springs, New York, approximately 325 miles and 340 miles from Seneca Niagara Casino and Hotel and Seneca Allegany Casino, respectively. Shortly thereafter, in February 2004, Finger Lakes Gaming and Race Track in Farmington, New York, approximately 100 miles and 140 miles from Seneca Niagara Casino and Hotel and Seneca Allegany Casino, respectively, operates over 1,000 VGMs in a video gaming facility. Fairgrounds Gaming and Raceway in Hamburg, New York, approximately 30 miles and 50 miles from Seneca Niagara Casino and Hotel and Seneca Allegany Casino, respectively, opened a 27,000 square foot gaming facility in March 2004 and offers nearly 1,000 VGMs. Monticello Raceway in Monticello, New York, approximately 325 miles and 280 miles from Seneca Niagara Casino and Hotel and Seneca Allegany Casino, respectively, opened a gaming facility on June 30, 2004, with nearly 1,800 VGMs.

Batavia Downs, in Batavia, New York, approximately 50 miles from Seneca Niagara Casino and Hotel, opened on May 18, 2005, with 580 VGMs. The New York Racing Association granted a right to operate VGMs at the Aqueduct racetrack in Queens, New York, approximately 425 miles and 380 miles from Seneca Niagara Casino and Hotel and Seneca Allegany

Casino, respectively. After suspending work on the 4,500 video gaming machine facility from August to December 2003, the project was scheduled for completion by mid-2005; however, as of September 30, 2006 , the project had been stopped again and VGMs were not in operation at the Aqueduct racetrack. In October 2006, Vernon Downs Racetrack in Vernon, New York, approximately 200 miles and 245 miles from Seneca Niagara Casino and Hotel and Seneca Allegany Casino, respectively, commenced operation of a gaming facility housing 1,000 VGM’s.  On July 4, 2006, Tioga Downs, located approximately 190 miles and 160 miles from Seneca Niagara Casino and Hotel and Seneca Allegany Casino, respectively, opened a 750 VGM facility in central New York.  Both Vernon Downs and Tioga Downs are operated by Nevada Gold, Inc.  Yonkers Raceway near Manhattan, New York, completed construction of a gaming facility in October 2006.  Initially, the facility will feature approximately 1,870 VGM’s, and upon completion of additional construction, the facility will feature approximately 5,500 VGM’s.  In April 2005, Governor Pataki signed a law providing race tracks with a larger share of proceeds from VGMs and extending VGM authorization through 2017. This law also allows for up to eight additional VGM venues in New York State.  These eight licenses would be awarded in a competitive bid process to the state-owned Off-Track Betting Corporation or other operators which may be located in our primary and secondary markets.

Other proposed gaming operations in New York State include a Cayuga tribe development in Union Springs, New York, approximately 140 miles from Seneca Niagara Casino and Hotel, which has been approved for a Class II gaming license; a proposed high stakes bingo hall in Aurelius, New York, approximately 150 miles from Seneca Niagara Casino and Hotel, which is being pursued by the Seneca-Cayuga Tribe of Oklahoma; and a proposed casino in Hampton Bays, New York, approximately 530 miles from Seneca Niagara Casino and Hotel, which is being pursued by the Shinnecock Tribe. The likelihood and timing of these projects is uncertain at this point in time.

There are also several federally recognized Indian tribes and unrecognized Indian groups that are pursuing casino projects in New York State and other northeastern states, which, if successful and completed, could compete with us.

Pennsylvania.  On July 5, 2004, the governor of Pennsylvania signed a bill permitting up to an aggregate of 61,000 slot machines at 14 locations in Pennsylvania.  The Pennsylvania legislation permits up to 5,000 slot machines at seven proposed or existing racetracks, five stand alone gaming facilities with up to 5,000 slot machines each, and 500 slot machines at two existing resorts.  As of October 26, 2006 the Pennsylvania Gaming Control Board had approved six category 1 (awarded to existing/proposed racetracks) licenses, one of which will allow MTR Gaming Group, which owns and operates Mountaineer Park in Chester, West Virginia, to build and operate Presque Isle Downs in Erie, Pennsylvania.  This facility is expected to open in February 2007, operating approximately 2,000 slots.  Presque Isle Downs will be located approximately 120 and 80 miles from Seneca Niagara Casino and Hotel and Seneca Allegany Casino, respectfully.  Presque Isle Downs will compete directly with Seneca Allegany Casino and indirectly with Seneca Niagara Casino and Hotel.  It is expected that, of the five stand-alone gaming facilities authorized by Pennsylvania, at least one facility will be located in the Pittsburgh, Pennsylvania area, a secondary market for Seneca Allegany Casino, and an outer market for Seneca Niagara Casino and Hotel.

Other Competitive Regional Gaming Operations.    Foxwoods Resort Casino and the Mohegan Sun Casino are located in southeastern Connecticut (approximately 460 miles and 480 miles from Seneca Niagara Casino and Hotel and Seneca Allegany Casino, respectively), and are operated by the Mashantucket Pequot Tribe of Connecticut and the Mohegan Indian Tribe of Connecticut, respectively. There are also numerous casinos in Atlantic City, New Jersey (approximately 480 miles and 430 miles from the Seneca Niagara Casino and Hotel and Seneca Allegany Casino, respectively) with which we compete.  We also face competition from other non-gaming leisure activities and destinations.

If we are unable to compete successfully, our business, financial condition and results of operations could be materially adversely affected. For more detail on this risk, please see “Item 1A. - Risk Factors—We compete with casinos, other forms of gaming and other resort properties. If we are unable to compete successfully, we may not be able to generate sufficient cash flow to fund our operations or service our debt.”

Class III Gaming Compact

The Nation’s Compact with New York State provides the Nation with the right to establish and operate three Class III gaming facilities in Western New York. The Compact grants the Nation the exclusive right to operate specifically defined gaming devices, including slot machines, within a 10,500 square-mile, geographic area in Western New York, beginning on Route 14, approximately 30 miles East of Rochester, and extending westerly throughout New York State. In exchange for this exclusivity, the Nation pays exclusivity fees to New York State based on a percentage of the slot machine net drop (money dropped into the machines after payout but before our expenses). The exclusivity payment is 18% for the first four years, 22% for years 5-7 (beginning January 1, 2007), and 25% for the remainder of the term (beginning January 1, 2010). The exclusivity payment to New York State was approximately $68.3 million for calendar year 2005, $57.1 million for calendar year 2004 and $39.0 million for calendar year 2003. If New York State breaches the exclusivity arrangement by, for example, allowing a person or entity to operate Class III slot machines within the zone of exclusivity, then the State forfeits the exclusivity fees as to Class III slot machines. The Compact allows New York State to permit the Tuscarora Indian Nation and the Tonawanda Band of Seneca Indians to obtain the right to include gaming devices in a compact without abrogating the exclusivity provisions of the Compact, so long as either tribe locates its proposed gaming facility either on its existing reservations or more than 25 miles from a gaming facility site authorized by the Compact. The Compact provides that the Nation may acquire property and establish a gaming facility in the City of Niagara Falls within an approximate 50 acre area designated as land to be developed by the Nation. Seneca Niagara Casino is located on land within this designated area on lands held in restricted fee pursuant to the Seneca Nation Lands Claim Settlement Act of 1990 (SNLCSA). The two additional Class III gaming facilities include the Seneca Allegany Casino on the Nation’s Allegany Territory, and a third facility in Erie County.  The Nation’s exclusivity to establish a Class III gaming facility in Erie County could have expired on December 9, 2005, if we had not commenced construction of the facility by December 9, 2005 and may expire on December 9, 2007, if we fail to commence Class III Gaming operations by December 9, 2007.  See “Seneca Buffalo Creek Casino” discussion above.  The Compact expires in December 2016 and may be renewed by the Nation and the State of New York for an additional seven-year period.

Employees

As of September 30, 2006, SGC employed 3,868 employees.  Of those, Seneca Niagara Casino and Hotel employed 2,905 employees, including 999 casino staff, 804 food and beverage employees, 257 hotel employees, 150 security staff, 540 administrative employees, 117 parking and transportation employees and a management team of 38, and Seneca Allegany Casino employed 963 employees, including 368 casino staff, 248 food and beverage employees, 85 security staff, 203 administrative employees, 51 parking and transportation employees and a management team of eight.

We consider relations with our employees to be good. None of our employees are currently members of any labor union or similar organization.

Seneca Gaming Corporation and the Nation

Seneca Gaming Corporation.  SGC was established by the Nation in August 2002 for the purpose of developing, constructing, leasing, operating, managing, maintaining, promoting and financing Nation gaming facilities, including without limitation any Class III gaming facilities established in accordance with the Compact.  Our Class II operations were transferred to the Nation as of January 1, 2005.  For further discussion of our former Class II operations, see “Status of Former Class II Operations”, above.  SGC is a governmental instrumentality of the Nation and was established by the Nation pursuant to Nation law by a duly enacted resolution of the Council. SGC is wholly owned by the Nation for economic and governmental purposes and shares in the Nation’s sovereign immunity, which can be waived if the board of directors adopts a resolution waiving immunity in a specific situation and such waiver is approved by the Nation’s Council. SGC is managed by a board of directors with seven members, not less than five of whom must be enrolled members of the Nation. The Nation’s Council alone has the power to appoint and remove SGC’s directors.

There are three subsidiaries under the control, operation and management of SGC: Seneca Niagara Falls Gaming Corporation, established in August 2002 to finance, develop, and operate the Nation’s gaming facility in downtown Niagara Falls, New York; Seneca Erie Gaming Corporation, established in August 2003 to finance, develop, and operate the Nation’s gaming facility in Erie County, New York; and Seneca Territory Gaming Corporation, established in September 2003 to finance, develop, and operate the Nation’s gaming facilities on the Nation’s Allegany or Cattaraugus Territories. SNFGC operates the  Seneca Niagara Casino and Hotel located on the Nation’s Niagara Falls Territory in Niagara Falls, New York. STGC operates the Nation’s Seneca Allegany Casino, located in the City of Salamanca, New York on the Nation’s Allegany Territory. SEGC is engaged in the development and construction of the gaming facility to be located on the Nation’s Buffalo Creek Territory.  Each of SGC’s subsidiaries is required to make periodic financial reports and submit an annual report to the SGC board of directors. The SGC board of directors is required to make quarterly and annual reports to the Council regarding the financial condition of the companies, including but not limited to, significant problems and accomplishments, future plans, and such other information as the Council deems pertinent. The members of the boards of directors of SGC and its subsidiaries are the same.

Seneca Gaming Authority.  SGC’s gaming operations are subject to the supervision and regulation of the Seneca Gaming Authority, or SGA, which was established by Nation ordinance and is responsible for overseeing regulation of all of the Nation’s gaming operations. The Nation’s gaming ordinance which provides regulatory authority to SGA for the Nation’s Class III gaming was originally adopted on August 1, 2002, subsequently amended on November 16, 2002 and approved by the National Indian Gaming Commission (NIGC) on November 26, 2002. The Nation amended the gaming ordinance to extend SGA’s regulatory authority to include jurisdiction over Class II gaming. The amended ordinance was further amended in August 2006 to incorporate certain clarifications into the ordinance.  This amendment was approved by the NIGC as of November 6, 2006. The SGA consists of five commissioners selected by the Nation and is responsible for, among other things, monitoring and regulating the standards of operation and standards of management of all authorized Class III gaming, protecting the assets and integrity of casino operations, overseeing casino security and surveillance, monitoring the compliance of the Nation’s gaming activities with external accounting and audit control procedures, and supervising the licensure of all employees and vendors of the Nation’s gaming activities. SGA’s authority does not extend to activities that are not directly related to Class III gaming undertaken by the Nation under the Compact, such as ownership and operation of our hotels and other amenities, or our golf course development activities.  The SGA functions independently and autonomously from the Council in all matters within its purview. While the SGA is responsible for regulatory matters relating to the Nation’s gaming activities, SGC (or one of its subsidiaries) is responsible for the day-to-day management and operation of the Nation’s Class III gaming activities.  For further discussion of the Seneca Gaming Authority, see “Regulation of the Nation, Seneca Gaming Corporation and its Subsidiaries”, below.

The Nation.   The Seneca Nation of Indians is a federally recognized, self-governing Indian nation operating under a Constitution originally adopted in 1848 and most recently amended in 1993. The Nation’s current total enrollment population is approximately 7,500. The Seneca Nation is one of the Six Nations of the Iroquois Confederacy that consists of the Seneca, Cayuga, Onondaga, Oneida, Mohawk and Tuscarora nations. The members of the Nation originally lived in the area between the Genesee River and Seneca Lake in the Finger Lakes region of New York. Today, the Seneca Nation holds title to five distinct Territories in Western New York State, including land in Niagara Falls and Buffalo and land set aside by the 1794 Treaty of Canandaigua: the Allegany, Cattaraugus and Oil Spring Territories. These three Territories designated by the Treaty encompass parts of four counties in New York State: Allegany, Cattaraugus, Chautauqua, and Erie counties. The Oil Springs Territory is 640 acres, or one square mile, of land located 43 miles southeast of the Cattaraugus Territory and 24 miles east of the Allegany Territory. The Allegany Territory is composed of 31,097 acres and includes the City of Salamanca which is located within its territorial boundaries. The Cattaraugus Territory is 35 miles north of Allegany and encompasses 22,012 acres of land. In addition, approximately 24 acres of land (of the approximate 50 acre parcel identified in Appendix I of the Compact) in Niagara Falls and approximately nine acres of land in Erie County have been converted into restricted fee lands pursuant to the  SNLCSA. By operation of federal law, these lands and other parcels that may be acquired in the future pursuant to the SNLCSA, whether in Niagara Falls or Erie County, are subject to restrictions against alienation, constitute Indian country subject to the jurisdiction of the Nation, and qualify as gaming eligible Indian lands pursuant to the Indian Gaming Regulatory Act (IGRA).  For further discussion of land acquisitions in Niagara Falls, New York, see “Niagara Falls Real Estate Acquisitions”, above.

Nation Governance.  The Nation came into formal existence in 1848 when the chief system was replaced by a constitution with elected officials. The Nation’s Constitution provides for three branches of government: executive, legislative and judicial. The Nation holds an election every two years for its three Executive Branch officers: the President, the Treasurer and the Clerk. These officers alternate between the two principal Territories, Cattaraugus and Allegany, every two years. The next election of the Executive Branch Officers will be held in November 2008. The Legislative Branch, or the Council, has sixteen members, of which eight members are elected from each of the two principal Territories. Each Councillor is elected to a four-year term, which is staggered.  An election of eight Council members was recently held in November 2006.  The next election of eight Council members will be in November 2008.

Nation Governmental Operations.  The Nation currently has administrative departments located on both the Allegany and Cattaraugus Territories. The Nation’s programs include tribal administration functions as well as a wide array of community services, including health, environmental, education, recreation and community planning. In order to provide efficient services to the communities, many departments have offices located on both Territories. The tribal administrative executive offices are housed in the two central administration buildings located on the Allegany and Cattaraugus Territories: the G.R. Plummer and the William Seneca Buildings. The other Nation organizational departments are located in buildings adjacent to the main tribal administration building or surrounding area.

Nation Businesses.  The Nation enterprises, subdivisions of the Nation’s government, are responsible for the various economic development initiatives undertaken by the Nation other than SGC and its subsidiaries. The Nation enterprises are currently comprised of the following: Seneca Management Development Corporation, Seneca Construction Management Corporation, Seneca Gaming & Entertainment, Seneca One Stop, Seneca-Iroquois National Museum, and Highbanks Campground. None of these enterprises is a part of SGC or its subsidiaries or otherwise contributes to its revenue. Individual Seneca entrepreneurs also operate their own businesses on Nation lands. The businesses include, but are not limited to, restaurants, retail shops, hotels, gas stations, and Internet-based businesses.

Tribal Employment Rights Ordinance.  Our operations are subject to the Nation’s Tribal Employment Rights Ordinance (TERO) which requires the granting of a preference to enrolled Nation members and other Native Americans in the hiring of employees and in the engagement of certain vendors and contractors.  TERO is implemented by a five member commission, appointed by the Nation’s Council.  With respect to employees, TERO requires that we give preference to qualified Indians in all hiring, promotion, training and all other aspects of employment.  With respect to vendors, TERO requires that, in awarding contracts or subcontracts for supplies, services, labor and materials in an amount in excess of $250 where the majority of the work will occur on Nation lands, we give preference to Indian-owned firms when contracts are subject to a competitive bidding process and the bids of the Indian-owned firms fall within a defined percentage or amount of the lowest responsive bid (ranging from 1% when the lowest responsive bid is $7 million or more, to $9,000 when the lowest responsive bid is $100,000 or less), in each case as specified in the ordinance.  The Nation, through its TERO Commission, has the sole power to determine and certify whether and to what extent a firm is “Indian-owned”.

Regulation of the Nation, Seneca Gaming Corporation and its Subsidiaries

The conduct of our Class III gaming activities on Nation lands is subject to multiple levels of regulation, including regulation by the Nation through its Gaming Ordinance (and the SGA, which has regulatory jurisdiction over the Nation’s gaming activities) and regulation by the State of New York, through the New York State Racing and Wagering Board and the New York State Police, each in accordance with the Compact between the Nation and New York State. See “Material Agreements—Nation-State Gaming Compact” for further discussion of the regulatory authority of the SGA and New York State gaming officials.  The federal government also oversees Indian gaming generally pursuant to IGRA and exercises regulatory oversight through the NIGC. The Department of Justice also possesses authority to enforce IGRA and the Gambling Devices Act, 15 U.S.C. § 1171-78, more commonly known as the Johnson Act. The following description of the regulatory environment in which gaming takes place and in which SGC and its subsidiaries operate is intended as a summary and is not a complete recitation of all relevant laws. Moreover, because the regulatory environment is dynamic and evolving, it is impossible to predict how certain provisions will ultimately be interpreted or applied or how they may affect SGC and its subsidiaries. Changes in such laws or regulations could, under certain circumstances, have a material adverse effect on the operations of SGC and its subsidiaries.

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

The U.S. Supreme Court has held that, under certain circumstances, where a tribal court exists, the remedies and jurisdictional questions in that forum must first be exhausted before the claim can properly be heard by federal courts that would otherwise have jurisdiction. We sometimes waive our right to require exhaustion of tribal court remedies.  For example, the Nation and SGC, respectively, consented to the jurisdiction of the federal and New York State courts in connection with any action by the trustee to enforce the senior notes and operative documents related thereto and agreed to waive the requirement of exhaustion of tribal court remedies. However, it is not clear that such a waiver would be effective. Generally, where a dispute as to the existence of jurisdiction in the tribal forum exists, the tribal court must first rule as to the limits of its own jurisdiction. In the event that a waiver of tribal court jurisdiction is held to be ineffective, the recipient of the waiver (e.g., the trustee and holders of the senior notes) may be required to enforce their rights and remedies against the Nation or SGC in Nation court. In addition, unless the decisions of the Nation court violate some applicable state or federal law, if any, there may be no effective right to appeal such decisions in state or federal court.

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

On October 26, 2006, the D.C. Circuit Court of Appeals unanimously upheld this decision finding that the Indian Gaming Regulatory Act does not grant the NIGC power to impose operational standards on Class III gaming.

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

In 1999, certain legislators, organizations and individuals opposed to casino gambling brought a lawsuit: (1) challenging the validity of the 1993 gaming compact between New York State and the St. Regis Mohawk Tribe under the separation of powers provisions in the New York State Constitution; and (2) seeking a declaration that New York State Constitution’s general prohibition on gambling covers Las Vegas-style gaming at casinos operated pursuant to IGRA by Indian tribes on their Territory lands in New York. The plaintiffs also requested an injunction prohibiting New York State from expending any money in furtherance of the gaming compact.

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

Pursuant to the Compact, the Nation may acquire property and establish gaming facilities in the City of Niagara Falls within the boundaries of the approximate 50 acre area of land described in Appendix I of the Compact and designated as land to be developed by the Nation in connection with its gaming facilities. The Compact also authorizes the Nation to establish a gaming facility in Erie County and one on then already existing Nation Territory. Moreover, the Compact authorizes the Nation to use funds appropriated under the SNLCSA to acquire parcels of land in Niagara Falls and Erie County for gaming purposes.  See “Material Agreements—Nation-State Gaming Compact”, below.

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

As of December 15, 2006, the Nation (as opposed to SGC or its subsidiaries) had acquired approximately 24 acres in Niagara Falls (of the approximate 50 acre area of land described in Appendix I of the Compact) with funds appropriated under the SNLCSA.  On October 3, 2005, the Nation acquired approximately nine acres of land in Erie County with SNLCSA funds.  On November 9, 2006, SEGC purchased the two-block section of Fulton Street which bisects the nine-acre site purchased by the Nation, creating a contiguous site for development of the land.  The Nation’s Council has approved the purchase from SEGC (with SNLCSA funds) of the two block section of Fulton Street.  See discussion of “Seneca Buffalo Creek Casino”, above.  By operation of federal law, these lands and other parcels that may be acquired in the future pursuant to the SNLCSA (in Niagara Falls or Erie County), are subject to restrictions against alienation, constitute Indian country subject to the jurisdiction of the Nation, and qualify as gaming eligible Indian lands pursuant to IGRA. The Nation’s existing casino and hotel on the Niagara Falls Territory is, and the planned casino on the Buffalo Creek Territory will be, situated on these lands.

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

Possible Changes in Federal and State Law.    Several bills have been proposed during the current and recent sessions of Congress that could affect Indian gaming.  Most notably Senator McCain’s S. 2078, the Indian Gaming Regulatory Act Amendments of 2006 and Congressman Pombo’s (R-CA) H. 4893, Restricting Indian Gaming to Homelands of Tribes Act of 2006, propose additional regulations for tribes and more restrictions on “off-reservation” gaming.  Also, the administration has published proposed regulations relative to off-reservation gaming.  Certain of such bills and regulations, if enacted, could impair the ability of the Nation and SGC to expand its gaming operations and adversely impact the future growth of the Nation’s revenue base. In addition, from time to time, various government officials have proposed taxing Indian casino gaming or otherwise limiting or restricting the conduct of gaming operations by Indian tribes. No assurance can be given that such legislation, if and when enacted by Congress, would not have a material adverse effect on the operations of SGC. If Congress were to enact comprehensive amendments to the IGRA, such legislation could have a material adverse effect on the operations of SGC. In addition, under federal law, gaming on the Nation’s lands may be dependent upon the permissibility under New York law of certain forms of gaming or similar activities. If New York State were to make various forms of gaming illegal or against public policy (or the courts were to similarly rule), or otherwise to take a legal position adverse to SGC, such actions could have a material adverse effect on our ability to conduct our gaming operations as currently conducted.

Material Agreements

The following summaries of certain material agreements in effect as of December 15, 2006 related to our operations, to which the Nation or SGC (or its subsidiaries) is a party do not purport to be complete and are qualified in their entirety by reference to the agreements summarized herein. Capitalized terms used but not otherwise defined herein have the meanings ascribed to such terms in the agreement being summarized (unless otherwise indicated).

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

(10)  The Nation prohibits the possession of firearms in its Class III gaming facilities except by persons authorized by law and does not permit persons under the age of 18 to be admitted to any Class III gaming facility or to place any wager, directly or indirectly. The SGA maintains and shares with SGC a list of persons barred from the Class III gaming facilities because of criminal histories or associations posing a threat to gaming integrity or safety.

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

Construction Agreements

On July 14, 2005, STGC entered into a construction management agreement with Seneca Construction Management Corporation, or SCMC, a wholly owned corporation of the Nation, to manage the construction of the new 212-room hotel and casino at Seneca Allegany Casino.  SCMC replaced Klewin, the prior construction manager for this project.  SCMC is responsible for contract procurement and daily oversight of the construction project. The construction agreement, as amended, with SCMC provides that the cost of all of the contract work to be completed under the agreement will not exceed a guaranteed maximum amount of $132.5 million.  If STGC further changes the scope of the project or finishing materials, the guaranteed maximum amount under the contract may be further increased.  Also during 2005, SNFGC entered into a construction management agreement with SCMC for the completion of the luxury hotel project at Seneca Niagara Casino and Hotel.  Effective December 1, 2005, SEGC entered into an agreement with SCMC for the demolition and land preparation work in connection with the site for the Seneca Buffalo Creek Casino.  This work was completed at a cost of $2.8 million.  For the fiscal years ended September 30, 2006 and 2005, SNFGC, STGC and SEGC have collectively made payments to SCMC for construction management fees and other costs of $6.2 million and $0.6 million, respectively.

Buffalo Creek Agreement with City of Buffalo

On November 9, 2006, we entered into an agreement with the City of Buffalo for the purchase of a two-block section of Fulton Street in the City of Buffalo, which street bi-sected the nine acre parcel previously acquired by the Nation.  The agreement provides for, among other things, the purchase of the two-block section of Fulton Street for $631,600; and commitments by us to expend $5 million - $7 million in total for infrastructure improvements relating to our proposed permanent Seneca Buffalo Creek Casino and $1.7 million annually to market Seneca Buffalo Creek Casino outside of the Western New York region.

Item 1A.  Risk Factors

In addition to the other information in this Annual Report, the following risk factors should be carefully considered in evaluating Seneca Gaming Corporation and our business because such risk factors may have a significant impact on our business, operating results and financial condition.  As a result of the risk factors set forth below and elsewhere in this Annual Report, actual results could differ materially from those projected in any forward-looking statements.

We have substantial indebtedness which could adversely affect our financial condition and prevent us from fulfilling our obligations, including our senior notes.

We have substantial indebtedness and have significant fixed debt service obligations in addition to our operating expenses. As of September 30, 2006, we had $500.0 million of 7-¼ % senior notes outstanding. The Indenture governing the senior notes permits us and our subsidiaries to incur additional debt in certain, limited circumstances. If we incur additional debt in the future, the related risks could intensify.

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

If our indebtedness affects our operations in these ways, our business, financial condition and results of operations could suffer, making it more difficult for us to satisfy our obligations.

Our failure to generate sufficient cash flow from our operations could adversely affect our ability to make payments on the senior notes and our other obligations.

Our ability to make payments on the senior notes and our other obligations will depend on our ability to generate cash flow from our current and future operations. Our ability to generate sufficient cash flow to satisfy our obligations will depend on our future operating performance, which is subject to many economic, competitive, regulatory and business factors that are beyond our control. If we are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, sell assets or reduce or delay capital investments, or seek to raise additional capital. For the following reasons, among others, these measures may not be available to us on reasonable terms or at all, or, if available, they may not be adequate to enable us to satisfy our obligations under the senior notes:

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

Our obligations under the Indenture governing the senior notes are not secured, and the senior note holders’ rights to receive payments on the senior notes are effectively subordinated to SGC’s and the Guarantors’ secured indebtedness.

Holders of SGC’s and the Guarantors’ secured indebtedness will have claims that are prior to the claims of holders of senior notes to the extent of the value of the assets securing the other indebtedness. The Indenture governing the senior notes permits certain secured indebtedness.  The senior notes are effectively subordinated to all of that secured indebtedness. In the event of any distribution or payment in any foreclosure, dissolution, winding-up, liquidation, reorganization, or other bankruptcy proceeding, holders of SGC’s and the Guarantors’ secured indebtedness will have prior claim to those assets that constitute their collateral. Holders of the senior notes will participate ratably with all holders of SGC’s and the Guarantors’ unsecured indebtedness that is deemed to be of the same class as the senior notes, and potentially with all of SGC’s and the Guarantors’ other general creditors, based upon the respective amounts owed to each holder or creditor, in the remaining assets. In any of the foregoing events, we cannot assure senior note holders that there will be sufficient assets to pay amounts due on the senior notes. As a result, holders of senior notes may receive less, ratably, than holders of secured indebtedness.

As of September 30, 2006, the amount of the consolidated indebtedness of SGC was approximately $494.3 million, of which none is secured indebtedness. We are permitted to incur substantial additional indebtedness in the future under the terms of the Indenture governing the senior notes.

SGC conducts substantially all of its operations through its subsidiaries and may be limited in its ability to access funds from its subsidiaries to service its debt, including the notes.

SGC conducts substantially all of its operations through its subsidiaries. Accordingly, SGC relies on dividends from its subsidiaries to provide funds necessary to meet its obligations, including the payment of principal and interest on the senior notes. The ability of any subsidiary to pay dividends or make cash distributions to SGC may be contractually restricted. If SGC is unable to access the cash flows from its subsidiaries, SGC may have difficulty meeting its debt obligations, including the senior notes.  Although the Indenture governing the senior notes restricts our ability to incur additional indebtedness, those restrictions are subject to exceptions.

The senior notes are not the obligation of the Nation and the senior note holders’ rights as creditors are limited to the assets of SGC and the Guarantors.

SGC and the Guarantors are liable exclusively for the payment of the senior notes.  The Nation is not obligated for the payment of the senior notes. The assets of the Nation and its affiliates other than SGC and the Guarantors will not be available to pay the senior notes. Therefore, the senior note holders’ rights as creditors in a bankruptcy, liquidation or reorganization or similar proceeding would be limited to the assets of SGC and the Guarantors and the senior note holders would have no right to the assets of the Nation or its other affiliates.

The senior note holders’ ability to enforce their rights or have an adequate remedy against the Nation and us may be limited by the sovereign immunity of the Nation and us. If senior note holders are unable to enforce their rights, they may lose their entire investment in the senior notes.

We issued the senior notes pursuant to the Indenture. In addition, in connection with our issuance of the senior notes, the Nation entered into the Nation Agreement with the Trustee pursuant to which the Nation agreed not to take certain actions with respect to us while the senior notes were outstanding.  References to the “Nation Agreement” are to the Nation Agreement as amended on May 23, 2005.  On May 5, 2004, the Nation entered into an assignment and plan of distribution agreement, or the Assignment Agreement, with SGC pursuant to which the Nation assigned to SGC the Nation’s rights to the net proceeds in the event of a liquidation or dissolution of SNFGC, STGC or SEGC and pursuant to the plan of distribution, the net liquidation or dissolution proceeds of such entities shall be distributed by such entities directly to SGC. See “Item 1. - Business ---Material Agreements—Assignment and Plan of Distribution Agreement.” Under federal law, we and the Nation have sovereign immunity and may not be sued without our and its consent, respectively. In the Indenture governing the senior notes, we do, and, in the Nation Agreement and the Assignment Agreement, the Nation does, grant a limited waiver of sovereign immunity and consent to suits to interpret or enforce the Indenture governing the senior notes, and the other agreements entered into in connection with the respective offerings involving the senior notes.  This waiver does not extend to all possible claims or remedies that a holder of the senior notes might allege or seek against us or the Nation. Specifically, the waiver limits available remedies to specific performance in most cases and limited money damages equal to the amount of a payment made in prohibition of the Indenture governing the senior notes or to the amount of the net liquidation or dissolution proceeds not assigned to SGC; provided, that, such money damages are only payable from assets held by the Nation, SGC, SNFGC, STGC or SEGC related to the gaming business, other than real property held in trust for the Nation by the United States. In the event that a New York court would find that specific performance is not an available remedy, the trustee and the holders of the senior notes may not have an adequate remedy against the Nation under the Nation Agreement and the Assignment Agreement. Furthermore, in the event that the Nation’s or our limited waiver of sovereign immunity is unenforceable, the trustee and the holders of the senior notes could be precluded from judicially enforcing their rights and remedies under the senior notes, the Indenture governing the senior notes, the Nation Agreement, and the Assignment Agreement.

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

In addition, under certain legal doctrines, a federal court or state court otherwise having jurisdiction may decline to hear a matter involving an Indian tribe and instead defer the matter for disposition in a tribal court or other tribal proceedings. For matters subject to the waiver of sovereign immunity by the Nation and us, the Nation and we have waived our rights to have these matters resolved in any tribal court or other proceeding of the Nation. There is case law, however, suggesting these rights may not be waived. The Nation presently has a tribal court, and a federal or state court may defer to that tribal court if, contrary to the waiver of sovereign immunity by us and the Nation, we or the Nation seek or allege our right to seek tribal proceedings for resolution of a dispute related to the senior notes. The tribal court system is different from federal and state civil courts. For example, there is no requirement that a judge be a lawyer. The tribal court may reach a different conclusion than the federal or state courts would and this may have a material adverse effect on the rights of the senior note holders. Accordingly, holders of senior notes or the trustee under the Indenture governing the senior notes may have difficulty bringing suits against the Nation and us in federal or state court.

Senior note holders may be required to dispose of their senior notes, or their senior notes may be redeemed, if their ownership of the senior notes jeopardizes our gaming operations or violates the Compact.

We may have the right to cause senior note holders to dispose of their senior notes, or to redeem their senior notes, if regulations are promulgated pursuant to which their ownership of the senior notes is determined to be unsuitable by the Seneca Gaming Authority or the New York State Racing and Wagering Board. In such event, the redemption price will be the lowest of the amount paid for the senior notes, the principal amount of the senior notes and the then current fair market value of the senior notes.

It is uncertain whether we or the Nation may be subject to the U.S. Bankruptcy Code, which could impair the senior note holders’ ability to realize on our assets.

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

The Guarantors have incurred substantial debt under the guarantees of the senior notes. The incurrence by the Guarantors of debt under their guarantees may be subject to review under federal and state fraudulent conveyance laws if a bankruptcy, reorganization or rehabilitation case or a lawsuit, including circumstances in which bankruptcy is not involved, were commenced by, or on behalf of, unpaid creditors of our guarantors at some future date. Federal and state statutes allow courts, under specific circumstances, to void guarantees and related liens and require note holders to return payments received from the issuer or the guarantors.

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

We are controlled by the Nation and the interests of the Nation may conflict with the interests of senior note holders.

The Guarantors are wholly owned and controlled by SGC, which is wholly owned and controlled by the Nation. Circumstances may occur in which the interests of the Nation, the Council or the members of the Nation could be in conflict with the interests of a holder of the senior notes. In particular, the Nation, the Council or the members of the Nation could make business or other decisions that may affect a senior note holder. For example, the Nation, subject to the restrictions in the Indenture, could decide to expand our facilities, incur more debt, increase distributions or other payments to the Nation, dispose of assets or enter into other transactions that, in their judgment, are in their interest, even though these transactions might involve risks to holders of the senior notes, including making it more difficult for us to make payments on the senior notes and for the Guarantors to guarantee these payments.   Additionally, the Nation’s sovereign interests may result in policies or decisions that may conflict with the interests’ of the senior note holders.  For example, the Nation may determine not to approve a limited waiver of sovereign immunity in connection with a potential commercially favorable transaction between us and a third party, based principally on sovereignty considerations rather than customary commercial considerations, resulting in the loss of that commercially favorable business opportunity.  The loss of this opportunity could adversely affect us and, as a result, the senior note holders.

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

We currently rely exclusively on cash flow from Seneca Niagara Casino and Hotel and Seneca Allegany Casino to service our obligations, including the senior notes. While we expect to expand the geographic scope of our patron base as a result of our expansion projects, our Seneca Niagara Casino and Hotel  relies primarily on patrons from within a 100-mile radius for its cash flow and Seneca Allegany Casino relies primarily on patrons from within an 80-mile radius for its cash flow. Further, our future expansion plans for additional casino operations as permitted by the Compact are limited to Western New York. As a result, in addition to our susceptibility to adverse global and domestic economic, political and business conditions, any economic downturn in the region could have a material adverse effect on our operations. An economic downturn would likely cause a decline in the disposable income of consumers in the region, which could result in a decrease in the number of patrons at Seneca Niagara Casino and Hotel and Seneca Allegany Casino, the frequency of their visits and the average amount that they would each be willing to spend at the casinos. We are subject to greater risks than more geographically diversified gaming or resort operations and may continue to be subject to these risks upon completion of our expansion project, including:

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

Our casino operations compete with casinos, other forms of gaming and other resort properties located within and outside New York State. We face intense competition in our primary and secondary market areas, in addition to competition from casinos and gaming operations in our broader regional market.  New market entrants in New York State and elsewhere in the northeastern United States could also adversely affect our operations and our ability to meet our financial obligations. For a more extensive discussion of the competitive landscape affecting our operations, see “Item 1. - Business—Market and Competition.”

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

The operation of the expanded facilities of Seneca Niagara Casino and Hotel and Seneca Allegany Casino and the expected opening of Seneca Buffalo Creek Casino will require us to hire qualified executives, managers and a significant number of skilled employees with gaming and hospitality industry experience and qualifications. Currently, there is a shortage of skilled labor in the gaming industry in general. We cannot assure you that we will be able to recruit, train and retain a sufficient number of qualified employees, particularly due to the very small number of workers skilled in the gaming industry that reside in the immediate vicinity of either casino.

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

•           merge, consolidate or sell substantially all of our assets; and

•           make capital expenditures.

All of these restrictive covenants may limit our ability to expand our operations or to pursue our business strategies. Changes in business conditions or results of operations, adverse regulatory developments or other events beyond our control may affect our ability to comply with these and other provisions of the Indenture governing the senior notes. The breach of any of these covenants could result in a default under our indebtedness, which could cause those obligations to become due and payable. If our indebtedness were to be accelerated, there can be no assurance that we would be able to pay it.

Our operations could be adversely affected during our expansion.

Although construction activities related to Seneca Allegany Casino are planned to minimize disruptions, construction noise and debris may disrupt Seneca Allegany Casino’s current operations. Unexpected construction delays could exacerbate or magnify these disruptions. We cannot assure you that construction activities will not have a material adverse effect on our results of operations.

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

•           labor disputes and work stoppages;

•           weather interference or delays;

•           engineering problems;

•           environmental problems;

•           regulatory problems;

•           increased distributions or head lease payments to the Nation delaying construction timetables due to availability of cash;

•           changes to the plans or specifications;

•           fire, earthquake, flood and other natural disasters; and

•           geological, construction, excavation and equipment problems.

We cannot provide assurance that total costs for constructing and equipping the Seneca Allegany Casino and hotel,  will not exceed $167.0 million  Failure to complete our expansion projects on time and within our budgets may cause us to devote additional resources to the projects, which could divert our time and attention away from our operation of Seneca Niagara Casino and Hotel and Seneca Allegany Casino and could cause our business to suffer.

In addition, we may not be able to complete our other expansion plans, including the temporary and permanent Seneca Buffalo Creek Casinos, in a timely manner or at all.

We may not be able to generate enough cash flow to complete our current and future expansion projects.

We intend to fund a portion of our current and future expansion projects with cash flows from operations. We cannot provide assurance that we will be able to generate the required amount of cash from our operations to complete any or all of these projects. In addition, distributions or increased head lease payments to the Nation beyond what is currently anticipated will result in our cash flow being diverted from the construction of our hotels. If we are not able to generate enough cash to pay for our expansion projects, our projects may be delayed and we may need to find additional sources of funds, which may not be available on terms acceptable to us, if at all. Further, if we incur additional debt to cover the cost of our expansion projects, risks related to our indebtedness could intensify. If we cannot generate enough cash or find alternative sources of funding to expand our operations, our business, financial condition and results of operations could be materially adversely affected and we may not be able to make payments on the senior notes.

We have limited experience operating casinos and hotels in Western New York.

While our current senior management has over 100 years of combined experience managing significant gaming facilities with hotels, our casinos have been in operation since December 31, 2002 and May 1, 2004, respectively, we have limited experience operating our hotel in Niagara Falls, and no experience operating hotels in Salamanca, New York. Our expansion plans include opening an additional casino in Buffalo, New York and the completion of our resort hotel for Seneca Allegany Casino. We may experience difficulties in operating multiple casinos and hotels in a limited geographic region. Further, the addition of our hotels and other new and untested amenities to our existing casinos have many of the same risks inherent in the establishment of a new business enterprise since we have limited or no operating history in those activities. We may not be able to timely identify or anticipate all of the material risks associated with operating that business or additional casinos. Our lack of operating history in these new ventures may adversely affect our future operating results, ability to generate adequate cash flow and ability to make payments on the senior notes.

Our business could be affected by weather-related factors and seasonality.

Our results of operations may be adversely affected by weather-related and seasonal factors. Since opening, Seneca Niagara Casino and Hotel’s and Seneca Allegany Casino’s gaming revenue have not been materially impacted by severe weather conditions, but severe winter weather conditions may deter or prevent patrons from reaching our gaming facilities or undertaking day trips. In addition, some recreational activities, such as tourism, are curtailed during the winter months. Although our cash flow management system assumes seasonal fluctuations in gaming revenue for both of our casinos to ensure adequate cash flow during expected periods of lower revenue, we cannot provide assurance that weather-related and seasonal factors will not have a material adverse effect on our operations. Our limited operating history makes it difficult to predict the future effects of seasonality on our business, if any.

Although litigation challenging the validity of our Compact and our right to conduct Class III gaming in New York State has been unsuccessful to date, the validity of our Compact and our right to conduct Class III gaming in New York State could still be challenged in court or otherwise adversely affected by legislation, regulation, or judicial action relating to gaming generally, or our right to conduct Class III gaming, in particular.

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

The Compact authorizes the Nation to use funds appropriated under the Seneca Nation Land Claims Settlement Act, or SNLCSA, to acquire parcels of land in Niagara Falls and Erie County for gaming purposes. In 1990, Congress enacted SNLCSA, which provides the Nation with fair compensation for use of its land and for the impact on the Nation from prior lease arrangements in the City of Salamanca, New York. The funds appropriated under the SNLCSA are available for the Nation to acquire land, which could be placed into restricted fee status. As previously determined by the U.S. Secretary of the Interior, the Nation possesses jurisdiction over lands placed into restricted fee status pursuant to SNLCSA, and such lands constitute gaming eligible Indian lands as defined by the Indian Gaming Regulatory Act, or IGRA. While we believe that there is substantial support for the Secretary’s determination that lands placed into restricted fee pursuant to SNLCSA qualify as gaming eligible Indian lands as defined by IGRA, including the lands upon which Seneca Niagara Casino is located, it is possible that some person or group could successfully challenge the Secretary’s conclusion that the Nation is authorized to use such land for gaming purposes pursuant to IGRA.

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

In January 2006, an action was filed in the United State District Court, Western District of New York by various plaintiffs against the United States Department of Interior, the National Indian Gaming Commission and three individuals in their official capacities as Secretary of the Interior, Acting Assistant Secretary of the Interior for Indian Affairs and Chairman of the National Indian Gaming Commission.  The action seeks declaratory and injunctive relief under the Administrative Procedure Act, the Declaratory Judgments Act, the National Historic Preservation Act (NHPA), the National Environmental Policy Act (NEPA) and the Indian Regulatory Gaming Act and is principally directed at the decisions and actions of the defendants that permit the construction and operation of our Seneca Buffalo Creek Casino.  The plaintiffs claim that the defendants have failed to comply with NEPA, NHPA, and IGRA and have requested that the Court take numerous actions including declaring that the lands acquired by the Nation pursuant to SNLCSA are not gaming eligible Indian lands within the meaning of IGRA and declaring that the Nation’s Compact violates IGRA.  If the plaintiffs are successful, the Nation would be unable to conduct any gaming upon lands acquired pursuant to SNLCSA.  On November 1, 2006 oral argument was heard on the defendant’s motion to dismiss for lack of jurisdiction, on the Nation’s amicus motion to dismiss based upon failure to join the Nation as a necessary party and sovereign immunity, and on the plaintiff’s motion for summary judgment.  As of December 15, 2006, the judge had not ruled on such motions.

On or about February 1, 2006, an action was filed in the New York Supreme Court, County of Erie, by various plaintiffs against George E. Pataki, in his official capacity as Governor of the State of New York; State Gaming Officials of the New York State Wagering Board; City of Buffalo; Common Council of the City of Buffalo; Anthony Masiello in his previous capacity as Mayor of Buffalo; Byron Brown in his capacity as Mayor of Buffalo; City of Buffalo Department of Public Works; Buffalo Sewer Authority; and Niagara Frontier Transportation Authority.  The action initially sought directive and injunctive relief under the State Environmental Quality Review Act (SEQRA); the First Parks, Recreation, Historic Preservation Law (PRHPL); First City Environmental Review Ordination (CERO); and Freedom of Information Law (FOIL) and is principally directed at the decisions and actions of the defendants in connection with our Seneca Buffalo Creek Casino.  The plaintiffs initially claimed that the defendants had failed to comply with SEQRA, PRHPL, CERO and FOIL and requested that the Court take numerous actions including directing compliance with SEQRA, PRHPL, CERO and FOIL and restraining further action relating to the development of our Seneca Buffalo Creek Casino.  In June 2006, the plaintiffs amended their complaint to drop their claims against Governor Pataki, the State Gaming Officials and the Niagara Frontier Transportation Authority, and added the Buffalo Department of Economic Development, Permits and Inspections as a party. The amended complaint also dropped all claims except for the SEQRA and CERO claims. In October 2006, the plaintiffs also moved for an injunction to prevent the Buffalo Creek Agreement with the City of Buffalo from being executed and performed, which motion was denied and is now under appeal. If the plaintiffs are successful, the Nation may be delayed in the completion of the Seneca Buffalo Creek Casino at this site or may be unable to complete the Seneca Buffalo Creek at this site.  Certain of these plaintiffs are also plaintiffs in the federal lawsuit filed in January 2006 and referenced above.

On or about April 6, 2006, an action was filed in the United State District Court, Western District of New York, by Daniel T. Warren, a pro se plaintiff, against the United States of America, the United State Department of the Interior, the National Indian Gaming Commission, and five individuals in their official capacities as Acting Secretary of the Interior, Acting Assistant Secretary of the Interior for Indian Affairs and Chairman of the National Indian Gaming Commission, as well as Governor George E. Pataki, as Governor of the State of New York, and Cheryl Ritchko-Buley, as Chairwoman of the New York State Racing and Wagering Board.  The action initially sought  declaratory and injunctive relief as to numerous matters including declaring that IGRA is unconstitutional, that the Compact violates IGRA, that the New York Constitution is not preempted by IGRA, that New York does not have the authority under state law to enter into a tribal state compact under IGRA, that certain actions of the defendants were not in accordance with law, and that certain lands purchased by the Nation were not subject to being taken into trust or restricted fee status under the SNLCSA or were not pursuant to settlement of a land claim within the meaning of IGRA; and enjoining the defendants from taking actions which would further casino gambling in the State of New York under IGRA or on any lands acquired by the Nation pursuant to SNLCSA. On August 16, 2006, the plaintiff amended his complaint bringing:  a Tenth Amendment challenge to IGRA;  a claim that the Compact violates IGRA by providing for gaming which is not otherwise lawful in New York; a claim that both the Compact and the statute authorizing the Governor of New York to enter into the Compact violate various provisions of the New York State Constitution; and a claim that the United States has failed to promulgate regulations for gaming on off-reservation territory, in violation of its statutory duties.  The effect of such amendment was to limit the claims remaining in the case, by dropping many of the federal law claims in the original complaint.  On December 1, 2006, the court heard argument on the plaintiff’s motion to join additional parties in which he seeks to add as defendants (1) Barry E. Snyder, Sr., as President of the Seneca Nation of Indians; (2) John Pasqualoni, as President and CEO of the Seneca Gaming Corporation; (3) the Seneca Nation of Indians; and (4) the Seneca Gaming Corporation.  As of December 15, 2006, the court had not ruled upon this motion.  Dispositive motions (to dismiss) on behalf of both the plaintiff and the defendants have not yet been heard by the court.  If the plaintiff is successful in this lawsuit, the Nation could be unable to conduct any gaming upon lands acquired pursuant to SNLCSA.

We may not be able to acquire the remaining approximate 4 acres of the approximate 50 acres in the City of Niagara Falls, New York, designated by New York State under the Compact for ownership by the Nation.

Consistent with the terms of the Compact, we intend to acquire the remaining approximate 4 acres of the approximate 50 acres in the City of Niagara Falls, New York, designated by New York State under the Compact for ownership by the Nation.  Also consistent with the terms of the Compact, the New York State Urban Development Corporation d/b/a Empire State Development Corporation, or ESDC, is assisting the Nation in acquiring this land from property owners, including through the exercise of the power of eminent domain.  There can be no assurance that ESDC will be successful in acquiring the land through condemnation proceedings.   Failure to acquire the additional land could adversely impact our future operations.

We may be subject to material liabilities arising out of the condemnation process through which we are acquiring lands in the City of Niagara Falls, NY.

In Niagara Falls, NY, the appraised value of the land and fixtures that have been acquired by us through the condemnation process is subject to challenge under New York state law.  If a court determines that the value for the land and fixtures is higher than the appraised value we paid to a condemnee, then we may be liable to the condemnee for the difference and potentially also responsible for certain additional costs and payments to the condemnee.

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

The entity that managed construction at our luxury hotel project in Niagara Falls, NY and is now managing the construction of our resort hotel and casino expansion projects is an entity with limited operating experience and limited experience in construction management.

SCMC is an entity formed by, and wholly owned by the Seneca Nation and organized for the purpose of managing construction projects.  We entered into construction management agreements with SCMC in connection with each of the Seneca Allegany Casino hotel and casino project and the Seneca Niagara Casino luxury hotel expansion project (which is now complete).  Although SCMC has hired key personnel who are knowledgeable and experienced in managing large construction projects, SCMC has very limited experience in overseeing and managing construction projects.  SCMC may not be able to identify or anticipate all material risks related to managing our construction projects, which could adversely affect our ability to timely and successfully develop and construct these projects as well as our business and results of operations.

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

Currently, the operation of all gaming on Indian lands is subject to IGRA. For the past several years, legislation has been introduced in Congress designed to address numerous perceived problems with this Act. Most of the proposals that have been seriously considered would be prospective in effect and have contained clauses that would grandfather existing Indian gaming operations such as Seneca Niagara Casino and Hotel. However, certain legislative acts have also proposed repealing many of the provisions of IGRA. While none of the substantive proposed amendments to IGRA has proceeded out of committee hearings to a vote by either house of Congress, we cannot predict the success of future legislative acts. Changes in applicable laws and regulations or an increase in the cost of compliance with applicable laws and regulations could limit or materially affect the types of gaming that we may offer and the revenue our operations generate. Furthermore, if Congress enacted legislation that was applied retroactively, our ability to meet our outstanding debt obligations could be adversely affected.

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

The Nation is governed by a Council, consisting of sixteen members, of which eight members are elected from each of the two principal Territories. Councilors are elected to four-year terms, which are staggered. The Nation holds an election every two years for its three executive branch officers: the President, the Treasurer and the Clerk. These officers alternate between the two principal Territories. The most recent election of the executive branch officers and eight Council members took place on November 7, 2006. We cannot assure that  this new Council, or any subsequently elected Council, will pursue the same agenda or goals as the prior government, in particular with respect to us, our expansion projects or compliance with the Compact and our other obligations including the covenants contained in the Indenture (including, but not limited to, timely payment of the exclusivity fee and our public filings). In addition, the Council acts by majority vote and with respect to any issue or policy, a change in views by one or more members could result in a change in the policy adopted by the Council. Changes in the Council or its policies could result in significant changes in our structure or operations or in our planned expansions. In addition, the Council appoints the members of SGC’s board of directors. The Council may also remove a member of SGC’s board of directors for cause either upon the recommendation of a majority of SGC’s board of directors, or upon its own initiative with a vote of at least ten Councilors. The term cause has not been defined in SGC’s charter or in Nation law, and therefore, we do not know how this term will be interpreted. As a result, a change in the membership or views of existing members of Council adverse to the existing board or management could result in a change in SGC’s board of directors and potentially in SGC’s management. Any such changes could adversely affect our business plan or otherwise result in a material adverse effect in our business, financial condition, results of operations or ability to make payments on the senior notes. See “Directors and Executive Officers of the Registrant” for a discussion regarding the more active role the new Seneca government has taken in managing our affairs.

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

Item 1B.  Unresolved Staff Comments

Not applicable

Item 2.   Properties

Seneca Niagara Casino and Hotel.    Seneca Niagara Casino and Hotel is located on Nation Territory in Niagara Falls, New York, in the former Niagara Falls Convention and Civic Center, which we lease from the Nation. Seneca Niagara Casino and Hotel is located approximately 20 miles north of Buffalo, New York and approximately 90 miles west of Rochester, New York.

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

As of December 15, 2006, SNFGC has acquired, at a cost of $46.1 million, which cost may increase based on existing and future potential valuation challenges, approximately 44 acres of the remaining land in the City of Niagara Falls, New York, designated by New York State under the Compact for ownership by the Nation, thus reducing the remaining acreage to be acquired to four acres.  SNFGC has waived its right to acquire approximately two acres of land designated in the Compact for ownership by the Nation, in return for a right of first refusal to purchase such property if this two-acre parcel is offered for sale in the future by its owners, a religious organization.

As of December 15, 2006, the Nation had acquired approximately 24 acres (of the approximate 50 acres described in Appendix I of the Compact) with funds appropriated under the SNLCSA in Niagara Falls. By operation of federal law, these lands and other parcels that may be acquired in the future pursuant to the SNLCSA (whether in Niagara Falls or Erie County) are subject to restrictions against alienation, constitute Indian country subject to the jurisdiction of the Nation, and qualify as gaming eligible Indian lands pursuant to IGRA. Seneca Niagara Casino and Hotel and its 2,300 space parking garage are situated on the Nation’s restricted fee lands.

In March 2006 we acquired 257 acres of land with the intent to design and build a championship level golf course in Lewiston, New York, approximately 8 miles from Seneca Niagara Casino and Hotel.  We have selected the Robert Trent Jones II firm to design the golf course.  This land and the development project are intended to be sold to Seneca Management Development Corporation. The purchase of the land and development rights is expected to be financed by SMDC through a loan provided by SGC.

For further information relating to the real estate acquisitions of the Nation, SGC and its subsidiaries, see “Item 1. — Business --- Seneca Niagara Casino and Hotel --- Niagara Falls Real Estate Acquisitions”, above.

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

Seneca Buffalo Creek Casino.    On October 3, 2005, the Nation acquired approximately nine acres of land located within two city blocks in the inner-harbor district of downtown Buffalo, designating these nine acres as the Erie County gaming site for purposes of the Compact.  We commenced construction of our Erie County gaming facility on these nine acres in downtown Buffalo on December 8, 2005.  The approximate nine acres acquired in Erie County were acquired with funds appropriated under the SNLCSA.   In November 2006, SEGC also acquired from the City of Buffalo, New York, a two-block area of Fulton Street which bisects the previous nine-acre site, thus allowing SEGC to build the permanent Seneca Buffalo Creek Casino using our preferred grand design.

Irving, New York.  SGC owns approximately 113 acres in Irving, New York.  This acreage is not currently being used in our gaming operations.

Item 3.  Legal Proceedings

Seneca Niagara Falls Gaming Corporation v. Klewin Building Company, Inc. (American Arbitration No. 15 110 00691 05; Arbitration before the Arbitration Panel of James W. Gresens, Robert A. Dean, and S. Thomas Aiston (Arbitration))

On October 15, 2003, SNFGC and Klewin entered into an Owner-Design/Builder Agreement whereby Klewin agreed to design and build a hotel, casino and spa for SNFGC for a guaranteed maximum price of $153,048,497.  On August 10, 2005, SNFGC provided Klewin with a notice of default because of Klewin’s failure to pay the architect and Klewin’s acknowledgement that it would not deliver the project within the guaranteed maximum price.  A second notice of default was issued based on Klewin’s failure to pay its subcontractors. These matters are the subject of an arbitration proceeding pursuant to the arbitration clause in the contract.  The arbitration hearing is scheduled to begin on May 7, 2007.  The parties are currently engaged in discovery.

SNFGC v. Klewin Building Company, Inc., C.R. Klewin Gaming & Hospitality, Inc., and T.D. Banknorth, N.A.; T.D. Banknorth, N.A. v. JCJ Architecture, Inc. f/k/a Jeter, Cook & Jepson-Architects, Inc. (Supreme Court, Complex Litigation Docket, Hartford, Connecticut; Docket No. X03-CV-05-4009818-S)

On August 24, 2005, SNFGC filed a complaint against Klewin and BankNorth, as joint defendants, in the Superior Court for the Judicial District of New London, Connecticut. The suit was filed to obtain immediate injunctive relief in conjunction with the pending demand for arbitration by SNFGC related to Klewin ‘s failure to make required payments to the subcontractors for the construction of Seneca Niagara Casino’s new luxury hotel. SNFGC filed the complaint in order to enjoin the defendants from utilizing approximately $14.6 million paid by SNFGC into an account with BankNorth in the name of Klewin, which was set up by SNFGC principally for the purpose of paying Klewin’s subcontractors (including the architect) on the construction project. SNFGC was subsequently informed by Klewin that approximately $14.6 million paid by SNFGC into the account was “swept” by BankNorth and, as a result, several subcontractors (including the architect) were not paid by Klewin. Among other things, the complaint seeks temporary and permanent injunctive relief requiring that the defendants return to the account the approximate $14.6 million that has been removed from that account and temporary and permanent injunctive relief enjoining defendants from utilizing the approximate $14.6 million that has been removed from the account, other than for payment of Klewin’s subcontractors on the construction projects.  We subsequently advanced funds directly to the architect and to SCMC for payment to the remaining subcontractors.

 On August 25, 2005, the parties appeared before the court and agreed to a stipulated immediate order freezing the remaining balance of approximately $5.5 million in the account pending a hearing on SNFGC’s application for temporary and permanent injunctive relief, subject to limited draw rights of not more than $350,000 per week permitted to Klewin for its operating expenses pursuant to a budget to be submitted by Klewin weekly. We intend to seek recovery of all amounts already withdrawn from the account, except to the extent disbursed for appropriate purposes. On September 14, 2005, Klewin filed an Application for Immediate Temporary Injunction seeking a temporary injunction prohibiting us from using design and construction documents and appropriating Klewin employees.  Klewin has also asserted counterclaims alleging, among other matters, tortuous interference with their business.  A hearing related to these counterclaims and the temporary injunction was held on November 22, 2005 and on November 30, 2005, the Court granted our motion to dismiss Klewin’s counterclaims and Application for Immediate Temporary Injunction.  Klewin has filed an appeal.  On November 23, 2005, BankNorth filed an answer asserting, among other matters, certain counterclaims including the request for a declaratory judgment to the effect that they would be permitted to retain approximately $9.1 million of the $14.6 million swept from the Klewin account.  On January 17, 2006, we filed a motion for attachment against other Klewin assets (other than the bank account at issue), which motion was heard on September 20 and 21, 2006.  On December 1, 2006, the court granted SNFGC’s order for an attachment pendente lite to the value of $11.2 million, which order applied to all real property, bank accounts, and other assets owned by Klewin (other than the bank account at issue).  Klewin filed a notice of appeal on December 7, 2006.  As of December 15, 2006, the temporary injunction on the bank account at issue remains in place.

SNFGC and STGC, as assignees v. T.D. BankNorth, N.A. (Niagara County Supreme Court; Index No. 124716

 On December 23, 2005, SNFGC and STGC filed a complaint in Niagara County Supreme Court seeking to recover monies taken by BankNorth that were originally directed to the Klewin subcontractors and to the architect, along with an award of attorneys’ fees, under  Section 77 of the New York Lien Law and under the theory of common law conversion.   SNFGC and STGC commenced the action as assignees of the claims of the subcontractors and the architect.  On February 27, 2006, BankNorth filed a motion to dismiss the action, claiming that the trust fund provisions of the New York Lien Law do not apply and the Connecticut action was filed first, before the New York action.  An order denying BankNorth’s motion to dismiss was filed on May 24, 2006.  BankNorth served its answer to SNFGC’s complaint on June 28, 2006, and also filed a motion to reargue and renew its prior motion to dismiss. On December 8, 2006, the court granted the defendant’s motion to reargue and granted the defendant’s previously denied motion for summary judgment.

We can provide no assurance that we will be able to recover all or any portion of the approximate $14.6 million at issue in the foregoing matters involving Klewin and BankNorth.

Citizens Against Casino Gambling v. Norton (1:06-cv-00001-WMS (WDNY))

In January 2006, an action was filed in the United State District Court, Western District of New York by various plaintiffs against the United States Department of Interior, the National Indian Gaming Commission and three individuals in their official capacities as Secretary of the Interior, Acting Assistant Secretary of the Interior for Indian Affairs and Chairman of the National Indian Gaming Commission.  The action seeks declaratory and injunctive relief under the Administrative Procedure Act, the Declaratory Judgments Act, the National Historic Preservation Act (NHPA), the National Environmental Policy Act (NEPA) and the Indian Regulatory Gaming Act and is principally directed at the decisions and actions of the defendants that permit the construction and operation of our Seneca Buffalo Creek Casino.  The plaintiffs claim that the defendants have failed to comply with NEPA, NHPA, and IGRA and have requested that the Court take numerous actions including declaring that the lands acquired by the Nation pursuant to SNLCSA are not gaming eligible Indian lands within the meaning of IGRA and declaring that the Nation’s Compact violates IGRA.  If the plaintiffs are successful, the Nation would be unable to conduct any gaming upon lands acquired pursuant to SNLCSA.  On November 1, 2006 oral argument was heard on the defendant’s motion to dismiss for lack of jurisdiction, on the Nation’s amicus motion to dismiss based upon failure to join the Nation as a necessary party and sovereign immunity, and on the plaintiff’s motion for summary judgment.  As of December 15, 2006, the judge had not ruled on such motions.

Scott v. Pataki (NYS Supreme Court, Erie County, Index No. 001189/06)

On or about February 1, 2006, an action was filed in the New York Supreme Court, County of Erie, by various plaintiffs against George E. Pataki, in his official capacity as Governor of the State of New York; State Gaming Officials of the New York State Wagering Board; City of Buffalo; Common Council of the City of Buffalo; Anthony Masiello in his previous capacity as Mayor of Buffalo; Byron Brown in his capacity as Mayor of Buffalo; City of Buffalo Department of Public Works; Buffalo Sewer Authority; and Niagara Frontier Transportation Authority.  The action initially sought directive and injunctive relief under the State Environmental Quality Review Act (SEQRA); the First Parks, Recreation, Historic Preservation Law (PRHPL); First City Environmental Review Ordination (CERO); and Freedom of Information Law (FOIL) and is principally directed at the decisions and actions of the defendants in connection with our Seneca Buffalo Creek Casino.  The plaintiffs initially claimed that the defendants had failed to comply with SEQRA, PRHPL, CERO and FOIL and had requested that the Court take numerous actions including directing compliance with SEQRA, PRHPL, CERO and FOIL and restraining further action relating to the development of our Seneca Buffalo Creek Casino.  In June 2006, the plaintiffs amended their complaint to drop their claims against Governor Pataki, the State Gaming Officials and the Niagara Frontier Transportation Authority, and added the Buffalo City Department of Economic Development, Permits and Inspections as a party.  The amended complaint also dropped all claims except for the SEQRA and CERO claims.  In October 2006, the plaintiffs moved for an injunction to prevent the Buffalo Creek Agreement with the City of Buffalo from being executed and performed, but the motion was denied based upon the judge’s determination that the plaintiffs failed to show a likelihood of success on the merits.  The plaintiffs have appealed the denial of the injunction to the New York Supreme Court Appellate Division.  A hearing on the appeal is anticipated to occur in late 2007.

If the plaintiffs are successful, the Nation may be delayed in the completion of the Seneca Buffalo Creek Casino at this site or may be unable to complete the Seneca Buffalo Creek Casino at this site.  Certain of these plaintiffs are also plaintiffs in the federal lawsuit filed in January 2006 and referenced above.

Warren v. United States (1:06-cy-00226-JTE (WDNY))

 On or about April 6, 2006, an action was filed in the United State District Court, Western District of New York, by Daniel T. Warren, a pro se plaintiff, against the United States of America, the United State Department of the Interior, the National Indian Gaming Commission, and five individuals in their official capacities as Acting Secretary of the Interior, Acting Assistant Secretary of the Interior for Indian Affairs and Chairman of the National Indian Gaming Commission, as well as Governor George E. Pataki, as Governor of the State of New York, and Cheryl Ritchko-Buley, as Chairwoman of the New York State Racing and Wagering Board.  The action initially sought  declaratory and injunctive relief as to numerous matters including declaring that IGRA is unconstitutional, that the Compact violates IGRA, that the New York Constitution is not preempted by IGRA, that New York does not have the authority under state law to enter into a tribal state compact under IGRA, that certain actions of the defendants were not in accordance with law, and that certain lands purchased by the Nation were not subject to being taken into trust or restricted fee status under the SNLCSA or were not pursuant to settlement of a land claim within the meaning of IGRA; and enjoining the defendants from taking actions which would further casino gambling in the state of New York under IGRA or on any lands acquired by the Nation pursuant to SNLCSA. On August 16, 2006, the plaintiff amended his complaint bringing:  a Tenth Amendment challenge to IGRA;  a claim that the Compact violates IGRA by providing for gaming which is not otherwise lawful in New York; a claim that both the Compact and the statute authorizing the Governor of New York to enter into the Compact violate various provisions of the New York Constitution; and a claim that the United States has failed to promulgate regulations for gaming on off-reservation territory, in violation of its statutory duties.  The effect of such amendment was to limit the claims remaining in the case, by dropping many of the federal law claims in the original complaint.  On December 1, 2006, the court heard argument on the plaintiff’s motion to join additional parties in which he seeks to add as defendants (1) Barry E. Snyder, Sr., as President of the Seneca Nation of Indians; (2) John Pasqualoni, as President and CEO of SGC; (3) the Seneca Nation of Indians; and (4) SGC.  As of December 15, 2006, the court had not ruled upon this motion.  Dispositive motions (to dismiss) on behalf of both the plaintiff and the defendants have not yet been heard by the court.  If the plaintiff is successful in this lawsuit, the Nation could be unable to conduct any gaming upon lands acquired pursuant to SNLCSA.

County of Erie v. City of Buffalo (NYS Supreme Court, Index No. 2006-10440).

On November 6, 2006, a suit was brought in New York Supreme Court, County of Erie, by the County of Erie, New York, Joel Giambra (as County Executive), and Andrew Eszak (as Commissioner of the County of Erie Department of Environment and Planning), against the City of Buffalo, Mayor Byron Brown and the Buffalo Common Council seeking to invalidate the Buffalo Creek Agreement on the basis that the City failed to refer the agreement to the County under Section 239-m of the New York State General Municipal Law.  The defendants filed a motion to dismiss on December 1, 2006, which is pending before the court.  If the plaintiffs are successful, the Nation may be delayed in the completion of the Seneca Buffalo Creek Casino or may be unable to complete the Seneca Buffalo Creek Casino as planned.

Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Not Applicable.

Item 6. Selected Financial Data

The Nation established SGC as a wholly owned entity to operate all of the Nation’s Class III gaming and resort-related activities. The selected consolidated financial data set forth below as of and for Fiscal 2006, Fiscal 2005, Fiscal 2004, Fiscal 2003 and as of and for the period ended September 30, 2002 have been derived from our audited financial statements included in this Annual Report.  This information should be read with our financial statements and the related notes included in this Annual Report beginning on page F-1. You should also read the following information in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Year Ended September 30,				Period from Inception to Sept. 30,
	2006	2005	2004	2003	2002
	(Dollars in Thousands)
Statement of Operations Data:
Revenues:
Gaming	$ 519,620	$ 440,156	$ 337,536	$ 184,332	$ —
Food and beverage	50,141	41,689	31,358	16,158	—
Lodging	10,654	—	—	—	—
Retail and other	19,940	16,955	11,797	4,823	—

Gross revenues	600,355	498,800	380,691	205,313	—
Less: Promotional allowances	(77,861)	(49,647)	(24,295)	(9,557)	—

Net revenues	522,494	449,153	356,396	195,756	—
Expenses:
Gaming	129,396	114,746	92,531	53,686	—
Food and beverage	43,485	34,877	26,387	15,856	—
Lodging	6,131	—	—	—	—
Retail, entertainment and other	11,668	10,418	7,184	2,732	—
Advertising, general and administrative	131,997	117,188	91,552	42,176	—
Pre-opening costs	9,478	1,509	4,228	7,155	2,961
Depreciation and amortization	38,992	26,295	17,638	8,723	—

Total operating expenses	371,147	305,033	239,520	130,328	2,961
Operating income	151,347	144,120	116,876	65,428	(2,961)
Other income and (expense):
Other non-operating expenses	(558)	(13,301)	—	—	—
Interest income	5,814	5,116	1,535	44	—
Interest expense	(33,198)	(90,366)	(33,702)	(15,515)	—

Net other expense	(27,942)	(98,551)	(32,167)	(15,471)	—

Net income	$ 123,405	$ 45,569	$ 84,709	$ 49,957	$ (2,961)

Other Financial Data:
EBITDA(1)	$ 189,781	$ 157,114	$ 134,514	$ 74,151	$ (2,961)
Cash provided by (used in) operating activities	181,838	47,652	143,803	97,720	(69)
Cash used in investing activities	(233,582)	(192,147)	(238,703)	(118,963)	(39)
Cash (used in) provided by financing activities	(12,528)	75,367	246,867	80,739	240
Capital expenditures and payments for land acquisitions and other assets	241,741	172,684	180,740	118,963	39
Ratio of earnings to fixed charges(2)	4.0x	1.4x	3.4x	3.9x	—

	As of September 30,
	2006	2005	2004	2003	2002
	(Dollars in Thousands)
Balance Sheet Data:
Cash and cash equivalents	$ 78,195	$ 142,467	$ 211,595	$ 59,628	$ 132
Total assets	840,376	698,848	584,056	181,749	2,883
Total liabilities	650,745	589,423	497,369	134,753	5,844
Total capital	$ 189,631	$ 109,425	$ 86,687	$ 46,996	$ (2,961)

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

EBITDA includes pre-opening costs of approximately $9.5 million, $1.5 million, $4.2 million, $7.2 million and $3.0 million for Fiscal 2006, Fiscal 2005, Fiscal 2004, Fiscal 2003 and the period from inception through September 30, 2002, respectively.

The following table sets forth a reconciliation of net income to EBITDA, which management believes is the most nearly equivalent measure under U.S. generally accepted accounting principles. The adjustments set forth below are those relevant to the periods presented.

	Fiscal Year Ended September 30,				Period from Inception to Sept. 30,
	2006	2005	2004	2003	2002
	(Dollars in Thousands)
Net income (loss)	$ 123,405	$ 45,569	$ 84,709	$ 49,957	$ (2,961)
Depreciation and amortization	38,992	26,295	17,638	8,723	—
Net interest expense	27,384	85,250	32,167	15,471	—

EBITDA	$ 189,781	$ 157,114	$ 134,514	$ 74,151	$ (2,961)

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

Overview

Seneca Gaming Corporation is wholly owned by the Seneca Nation of Indians of New York and chartered to develop, manage and direct all of the Nation’s Class III gaming operations. The Nation entered into a Compact with New York State on August 18, 2002 that provides the Nation with the right to establish and operate three Class III gaming facilities in Western New York. We opened our first Class III gaming facility on Nation Territory in the City of Niagara Falls, New York on December 31, 2002, featuring principally Class III slot machines and table games. This facility is operated by our wholly owned subsidiary SNFGC. On May 1, 2004, we opened our second Class III gaming facility, Seneca Allegany Casino, on the Nation’s Territory in the City of Salamanca, New York. This facility features Class III slot machines and table games. We formed STGC on September 20, 2003 as a wholly owned subsidiary to operate this facility.

Also, since our Seneca Allegany Casino was open for only five months during Fiscal 2004, comparisons between Fiscal 2005 and Fiscal 2004 are less meaningful in some respects.

Under the Compact, the Nation has the right to establish and operate a third Class III gaming facility in Erie County, New York.  If the Nation had failed to commence construction of a Class III gaming facility in Erie County by December 9, 2005, the Nation’s exclusive right under the Compact to own and operate a Class III gaming facility in Erie County could have terminated, and if the Nation fails to commence Class III gaming operations in Erie County by December 9, 2007, the Nation’s exclusive right under the Compact to own and operate a Class III gaming facility in Erie County may terminate. On October 3, 2005 the Nation acquired approximately nine acres of land in the inner-harbor district of downtown Buffalo.  We commenced construction of our Erie County gaming facility on these nine acres on December 8, 2005.  We plan to open a temporary Class III gaming facility on this site in May 2007, and the permanent Class III gaming facility on this site in 2009.

Executive Summary

Our Current Operations.    We currently operate two Class III gaming facilities, Seneca Niagara Casino and Hotel, in the City of Niagara Falls, New York, and Seneca Allegany Casino, in the City of Salamanca, New York. Our casino operations include gaming, lodging, dining, entertainment and retail. For Fiscal 2006 and Fiscal 2005, approximately 94% and 94%, respectively, of our net revenue was derived from our Class III gaming activities.

Key Performance Indicators.    Our operating results are dependent on the volume of patrons at our casinos and our ability to attract them for repeat visits.

Seneca Niagara Casino and Hotel.    Prior to the opening of our luxury hotel, Seneca Niagara Casino primarily relied on drive-in and bus patrons from the Buffalo, Niagara Falls, and Rochester areas in New York and secondarily from Erie, Pennsylvania, Ohio and other parts of New York.  Since the opening of the new luxury hotel and expanded gaming and related amenities during fiscal 2006, Seneca Niagara Casino and Hotel has experienced steady growth in its patron base. We believe that the expansion of Seneca Niagara Casino and Hotel, including the addition of our luxury hotel and other amenities, has enabled us to increase higher-end patron volume, gaming activity and length of stay and extended our geographic penetration and appeal to a more diverse demographic base.  Since the full opening of the luxury hotel on March 31, 2006, our average occupancy rate has been approximately 78%.  During the same period approximately 69% of our occupied rooms were complimentary rooms for our gaming patrons.

As of September 30, 2006, we had paid for substantially all of our completed expansion projects out of cash flow from operations along with the proceeds of our senior notes. Our completed expansion projects since the opening of the casino on December 31, 2002 include the addition of Turtle Island, a non-smoking casino room, a 2,300-space parking garage, the Western Door, an upscale steakhouse, our “Pennies From Heaven” slot room located on the mezzanine level overlooking our main casino, adding approximately 6,600 square feet of gaming space and 242 additional ticketed slot machines and our luxury hotel with expanded gaming floor and related amenities.  We opened substantially all public areas and the first 10 floors of rooms on December 15, 2005, and completely opened the remaining hotel rooms and all amenities on March 31, 2006.  The total cost of the luxury hotel expansion project was $234.0 million.

Seneca Allegany Casino.    Since its opening on May 1, 2004, Seneca Allegany Casino has experienced steady growth in its patron base, net revenue, and profitability. Seneca Allegany Casino has attracted patrons from the southern portion of Western New York, Erie and Pittsburgh, Pennsylvania and Ohio. From opening through September 30, 2006, approximately 65% of its patrons have come from outside New York State.

In July 2005, we opened our 1,850-space parking garage, which cost $32.2 million, and we are constructing a 212-room hotel and permanent casino at Seneca Allegany Casino. We believe this expansion is necessary to provide a first-class gaming experience for our patrons, to increase their length of stay and to maintain the competitive position of the facility in light of expected future competition in Pennsylvania.  We currently expect the total cost to complete the resort hotel project, including the cost of furniture, fixtures and equipment, will be from $156.0 million to $167.0 million.  We plan to continue to fund this expansion with cash flows from operations and cash on hand.  We expect to open the new gaming floor by the end of December 2006, and completely open the hotel and other amenities by March 31, 2007.

Class II Gaming Operations.  As of January 1, 2005, we transferred all Class II operations to the Nation. We opened the Seneca Allegany Class II Facility on May 1, 2004. During the five months ended September 30, 2004 and all of Fiscal 2005, we invested approximately $2.0 million and $0.4 million, respectively, in renovating and upgrading the Seneca Allegany Class II Facility and received approximately $2.5 million and $1.4 million, respectively, of net revenue from this facility during these periods.

As of January 1, 2005, separate management selected by the Nation runs the poker operations at the Seneca Niagara Casino and Hotel and Seneca Allegany Casino.  The related leases cover the costs, among other things, of rental and services provided by us, including accounting, and food and beverage. We opened the poker rooms at the Seneca Niagara Casino and Seneca Allegany Class II Facility on May 14, 2004 and May 1, 2004, respectively. We did not open a poker room at the Seneca Allegany Casino until October 1, 2004. From the opening of the poker rooms at Seneca Niagara Casino and Seneca Allegany Class II Facility through September 30, 2004, and for Fiscal 2005, we received approximately $2.7 million and $2.0 million, respectively, of net poker revenue.

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

Seasonality.  Due to the continued construction and expansion activity during our initial years of operation, we have not yet been able to clearly determine the effect of seasonality on our operations.

Overall Outlook.      Since the opening on December 31, 2002 of the Seneca Niagara Casino, we have invested significantly in the development, expansion and maintenance of our gaming properties. In 2007, we will continue this investment with the opening of our permanent casino and our 212-room resort hotel and amenities on the Nation’s Allegany Territory, the opening of our temporary casino on the Seneca Buffalo Creek Territory, and the start of construction of our permanent gaming facility on the Seneca Buffalo Creek Territory.

We believe the Western New York hotel, entertainment and gaming markets are significantly underserved, and our exclusivity, as provided in the Nation’s Compact with the State of New York, gives us the opportunity to serve these markets by providing our patrons with unique entertainment and gaming options at our properties. In addition, the March 2006 opening of our hotel on the Nation’s Niagara Territory has enabled us to penetrate a wider geographic area and attract higher-end gaming patrons, providing us with a competitive advantage.

It is, and will continue to be, our intent to be the premier entertainment and gaming operator in the Western New York region, including areas in northern Pennsylvania and Ohio within our primary and secondary markets. To further that objective, and to provide for expanded opportunities in the convention and tourism markets, we have started a master planning process for Niagara Falls that will include our Allegany and Buffalo facilities. As we continue to develop and expand our facilities, we intend to have them complement each other, offer a diverse hotel, entertainment and gaming environment for our guests, and provide financial operating results in excess of industry averages.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition, results of operations and liquidity and capital resources are based on our consolidated financial statements. To prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, we must make estimates and assumptions that affect the amounts reported in the consolidated financial statements. We regularly evaluate these estimates and assumptions, particularly in areas we consider to be critical accounting estimates, where changes in the estimates and assumptions could have a material impact on our results of operations, financial position and, to a lesser extent, cash flows. There can be no assurance that actual results will not differ from our estimates. To provide an understanding of the methodology we apply, our significant accounting policies and basis of presentation are summarized in Note 2 to our audited consolidated financial statements included in this Annual Report for the year ended September 30, 2006. We believe the following accounting policies involve a higher degree of management judgment.

Liability for Unredeemed Seneca Link Player’s Card Points.    Patrons who are members of our Seneca Link Player’s Card rewards program earn promotional points based on the volume and type of their gaming activity. The Seneca Link Player’s Card accumulates points that are redeemable for food and beverages at our restaurants, hotel stays and products offered at our retail stores. Points are accrued and reflected as current liabilities on our balance sheets based upon expected redemption rates and the estimated cost of the service or merchandise to be provided. Management reviews the adequacy of the accrual for unredeemed points by periodically evaluating the historical redemption and projected trends. Actual results could differ from our estimates.

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

Regulatory Costs.    We have financial exposure for unbilled regulatory costs related to oversight provided by the New York State Police (State Police).  There is an on-going dispute between the Nation and the State Police as to the appropriate amount of costs that are due to the State Police for their regulatory oversight.  As of September 30, 2006, we have accrued approximately $12.1 million to cover such costs.  In our opinion, this accrual is adequate, but actual results may vary from the amount accrued.

Our analysis of cash flows represents our best estimates at the time of the review. However, changes in these assumptions due to actual market conditions that cause less favorable results than our estimates may result in impairment in the future.

Operating Results

Operating Results

	Fiscal Year Ended September 30,
	2006	2005	2004
	(Dollars in Thousands)
Net revenue	$ 522,494	$ 449,153	$ 356,396
Operating expenses:
Gaming	129,396	114,746	92,531
Food and beverage	43,485	34,877	26,387
Lodging	6,131	—	—
Retail, entertainment and other	11,668	10,418	7,184
Advertising, general and administrative	131,997	117,188	91,552
Pre-opening costs	9,478	1,509	4,228
Depreciation and amortization	38,992	26,295	17,638

Operating income.	$ 151,347	$ 144,120	$ 116,876

The most important factors and trends contributing to our operating performance during Fiscal 2006, 2005 and 2004 were:

•                                          Our ability to successfully market Seneca Niagara Casino and Hotel and, since its May 1, 2004 opening, Seneca Allegany Casino, to our primary and secondary target markets.

•                                         Our opening of the luxury hotel at Seneca Niagara Casino and Hotel, enabling us to better attract higher-end gaming guests, extend the stay of our guests and expand our geographic marketing reach.

•                                          Our opening of the Seneca Events Center at Seneca Niagara Casino and Hotel, resulting in increased entertainment offerings for our guests.

•                                          Our ability to enroll approximately 1.2 million patrons in our cross-property Seneca Link Player’s Card program, which has increased our ability to use effective direct mail and targeted marketing programs to establish patron loyalty to the Seneca brand at a profitable level.

•                                          Our mix of slot machines, which we believe is superior to our competition and includes the latest product introductions by leading United States and international slot manufacturers.

•                                          Our use of current information technology, including “ticket-in/ticket-out” slot machines, automated jackpot payment machines, ticket redemption units, electronic slot bonusing and database programs to increase operating efficiencies.

•                                          Our ability to operate at a high margin, which we achieve through the careful monitoring and control of labor costs and the effective use of our marketing and advertising expenditures.

•                                          Our continued expansion at and reinvestment in both of our properties.

Detailed Revenue Information

	Fiscal Year Ended September 30,
	2006	2005	2004
	(Dollars in Thousands)
Gaming revenue:
Slots	$452,473	$372,116	275,129
Table games	66,694	64,030	57,045
Other	453	4,010	5,362

Gaming revenue	519,620	440,156	337,536
Non-gaming revenue:
Food and beverage	50,141	41,689	31,358
Lodging	10,654	—	—
Retail, entertainment and other	19,940	16,955	11,797

Non-gaming revenue	80,735	58,644	43,155
Less promotional allowance	(77,861)	(49,647)	(24,295)

Net revenues	$522,494	$449,153	356,396

Our gaming revenue for Fiscal 2006 increased relative to Fiscal 2005 primarily due to the December 15, 2005 opening of our expanded gaming area at Seneca Niagara Casino and Hotel, which added approximately 950 slot machines and 20 additional table games, and the complete opening of our 604-room luxury hotel on March 31, 2006.  Our gaming revenue for the fiscal year ended September 30, 2005 increased relative to 2004 due primarily to the opening of Seneca Allegany Casino on May 1, 2004, which added approximately 1,886 slot machines and 24 table games to our operations, the addition of 315 slot machines at Seneca Niagara Casino and continued growth in our patron database. In addition, in July 2004 at Seneca Niagara Casino and in August 2004 at Seneca Allegany Casino, we implemented electronic slot bonusing which are included in slot revenues and promotional allowances.  This program allows us to reward our slot patrons, based on their propensity to game, by providing free slot play directly at the slot machine through the use of their Seneca Link Player’s Card. The free slot play must be played at a slot machine, and cannot be redeemed for cash.  The amount totaled $19.6 million, $9.6 million and $1.4 million at Seneca Niagara Casino during fiscal 2006, 2005 and 2004, respectively, and $10.0 million, $5.7 million and $0.1 million at Seneca Allegany Casino during Fiscal 2006, 2005 and 2004, respectively.  The large increase in free slot play during Fiscal 2006 was partially due to selected promotions during the year that allowed patrons to exchange Seneca Link Player’s Card points for free slot play.  As of September 30, 2006, our casinos had an aggregate of 123 table games and 6,292 slot machines available to our patrons, representing a net increase of 20 table games and a net increase of 1,126 slot machines from September 30, 2005.  During these periods the number of patrons enrolled in our Seneca Link Player’s Card program has steadily increased. As of September 30, 2006, we had approximately 1.2 million patrons enrolled, an increase of approximately 252,000 patrons over the number enrolled at September 30, 2005.

Our net gaming revenue, net of promotional credits of $29.6 million and $15.2 million in 2006 and 2005, respectively, increased $65.1 million, or 15%, for Fiscal 2006 relative to Fiscal 2005.  During Fiscal 2006, Seneca Niagara Casino and Hotel’s net gaming revenue increased $51.3 million, or 18%, while Seneca Allegany Casino’s net gaming revenue increased $13.8 million, or 10% over the same period.

Our net gaming revenue, net of promotional credits of $15.2 million and $1.5 million, respectively, increased $88.9 million, or 26%, for the Fiscal 2005 relative to Fiscal 2004.  During Fiscal 2005, Seneca Niagara Casino net gaming revenue increased $0.3 million, while Seneca Allegany Casino accounted for $88.6 million of our increased net gaming revenue for Fiscal 2005, mainly due to an additional seven months of operations in that year.

Our food and beverage revenue and retail revenue have increased in direct relation to our increase in gaming revenue. There is a direct relation of our food and beverage revenue and retail revenue to our gaming revenue because a significant portion of this revenue is from players’ point redemptions.  For Fiscal 2006 and 2005, 57% and 56%, respectively, of our food and beverage and 87% and 86%, respectively, of our retail revenue represented players’ point redemptions.  For Fiscal 2006, food and beverage revenue increased $8.5 million, or 20% to $50.1 million.  Seneca Niagara Casino and Hotel contributed

$7.3 million of the increase due to the addition of three full service restaurants, a deli and two additional bars, all opened by January 31, 2006.  Seneca Allegany Casino accounted for $1.2 million of the increase, as increased gaming play generated higher player point redemptions for food and beverage.

For Fiscal 2005, food and beverage revenue increased $10.3 million, or 33% over Fiscal 2004.  Seneca Niagara Casino contributed $2.3 million of the increase due to higher gaming revenue and seven additional months of operation of our steakhouse.  Seneca Allegany Casino contributed $8.0 million of the increase, due mainly to an additional seven months of operations during Fiscal 2005.

On December 30, 2005, we officially opened the first ten floors of our 604-room luxury hotel at Seneca Niagara Casino and Hotel, with the full opening occurring on March 31, 2006.  Lodging revenue for Fiscal 2006 represents sales of occupied rooms during the period.  Incidental income from other amenities within the hotel are classified with retail, entertainment and other revenue.

For Fiscal 2006, our retail, entertainment and other revenue increased by $3.0 million, or 18% compared to Fiscal 2005.  The increase for Fiscal 2006 was primarily due to a $1.3 million increase in entertainment revenue at Seneca Niagara Casino and Hotel, due to the opening of our Seneca Events Center in December 2005.  In addition, retail revenue at both of our properties increased a combined $1.3 million for Fiscal 2006, in relation to the prior year, due to increased player point redemptions for retail merchandise, generated from higher gaming revenue.

For Fiscal 2005, our retail, entertainment and other revenue increased by $5.2 million, or 44% compared to Fiscal 2004.  The increase was primarily attributable to higher revenue at our Seneca Allegany Casino of $3.4 million due to an additional seven months of operations in 2005, and a $1.8 million increase at Seneca Niagara Casino, due to higher gaming revenue.

Detailed Operating Expenses Information

	Fiscal Year Ended September 30,
	2006	2005	2004
	(Dollars in Thousands)
Operating expenses:
Gaming	$129,396	$114,746	$92,531
Food and beverage	43,485	34,877	26,387
Lodging	6,131	—	—
Retail, entertainment and other	11,668	10,418	7,184
Advertising, general and administrative	131,997	117,188	91,552
Pre-opening costs	9,478	1,509	4,228
Depreciation and amortization	38,992	26,295	17,638

Operating expenses	$371,147	$305,033	$239,520

The most important factors making up our operating expenses during Fiscal 2006, 2005 and 2004 are the following:

Gaming expenses principally consist of costs incurred from operating our table games and slot machines, of which the primary components are related payroll and employee benefit costs, and the slot exclusivity fee due to New York State pursuant to the Compact. For Fiscal 2006, 2005 and 2004, the slot exclusivity fee expense was $79.0 million, $67.3 million and $51.6 million, respectively.  For Fiscal 2006, 2005 and 2004, Seneca Niagara Casino and Hotel incurred a slot exclusivity fee of $53.8 million, $45.0 million and $44.0 million, respectively.  Seneca Allegany Casino’s share of this expense for Fiscal 2006, 2005 and 2004 was $25.2 million, $22.3 million and $7.6 million, respectively.  The increase in the slot exclusivity fee was attributed to higher slot revenue.  Currently, the exclusivity fee is 18% of the slot machine net drop (money dropped into the machines after payout but before our expenses). This fee will increase to 22% on January 1, 2007 and to 25% on January 1, 2010.   The remainder of the variance in gaming expenses is principally due to higher costs of labor and benefits during 2006, reflecting increased headcount as well as higher medical insurance costs.

Food and beverage expenses are costs we incur for the operation of our restaurants, snack bars and beverage outlets. The primary components of these expenses are the cost of food and beverages, and related payroll and employee benefit expenses.  For Fiscal 2006, our food and beverage costs increased $8.6 million, or 25%, from the comparable 2005 period. This increase was primarily due to a $7.8 million increase in food and beverage expenses at Seneca Niagara Casino and Hotel, particularly labor cost increases from the addition of three full-service restaurants, a deli and two new bars in conjunction with the opening of the luxury hotel in December 2005.  The remaining increase in expenses was due to higher cost of sales relating to higher redemptions of players club points for food and beverages at both our casinos, resulting from higher gaming play in Fiscal 2006 in relation to 2005.  For Fiscal 2005 our food and beverage costs increased $8.5 million, or 32% respectively, from the comparable 2004 period.  This increase was due to the higher food and beverage revenue at both casinos of $10.3 million, along with payroll and other expenses relating to the additional seven months of operation of the steakhouse at Seneca Niagara Casino during Fiscal 2005.

Lodging expenses are costs we incur for the operation of our luxury hotel in Niagara Falls, New York, which partially opened in December 2005, and completely opened on March 31, 2006.  The major components of lodging expenses during Fiscal 2006 were payroll and benefits costs, laundry expense and operating supplies.

Retail, entertainment and other expenses represent our costs to operate our retail shops and entertainment offerings. The components of these expenses include related payroll and employee benefit costs, the purchase of products offered for sale in our retail outlets, and contract costs for entertainers.  For Fiscal 2006, these costs increased approximately $1.3 million, or 12%.  This change was principally attributable to a $0.8 million increase in contract entertainment costs due to a greater number and quality of shows at Seneca Niagara Casino and Hotel’s Seneca Events Center, along with a $0.3 million increase in retail cost of sales at Seneca Allegany Casino, due to higher player’s club point redemptions during the 2006 fiscal year.  For Fiscal 2005 these costs increased approximately $3.2 million, or 44%.  The increase was principally attributable to higher point redemptions by our patrons at Seneca Niagara Casino and Hotel and Seneca Allegany Casino for retail merchandise, and also to higher revenues at Seneca Allegany Casino due to the additional seven months of operations in fiscal 2005 as compared to 2004.

Advertising, general and administrative expenses are incurred to support our operations.  These expenses consist primarily of related payroll and employee benefits costs, regulatory, advertising, rent, marketing, insurance, legal and energy costs.  For Fiscal 2006, these expenses were $132.0 million compared with $117.2 million during the same period in 2005, an increase of $14.8 million, or 13%.  The increase was due to several factors, including a $4.2 million increase in lease expense payable to the Nation for rental of the land upon which we operate our casinos, a $2.4 million increase in regulatory costs (particularly for New York State Police expenses), a $2.3 million increase in energy costs (particularly for natural gas to support the new luxury hotel and expanded facilities at Seneca Niagara Casino and Hotel) and a $1.5 million increase in advertising costs (related to the new luxury hotel and related amenities and significant entertainment events).  The remaining increase was primarily due to higher labor and benefits costs relating to an increased number of employees hired to support the expanded facilities at Seneca Niagara Casino and Hotel.  For Fiscal 2005, advertising, general and administrative expenses were $117.2 million compared to $91.6 million during the same period in 2004, or an increase of $25.6 million, or 28%.  The increase was mainly due to a $27.2 million increase at Seneca Allegany Casino attributable to an additional seven months of operations during 2005.  For Fiscal 2005, regulatory costs increased $5.0 million or 44.6%.  In addition, we made lease payments to the Nation for the land upon which we operate Seneca Niagara Casino and Seneca Allegany Casino totaling $26.8 million and $15.8 million during Fiscal 2005 and 2004, respectively.  Seneca Niagara Casino advertising, general and administrative expenses decreased $2.5 million for Fiscal 2005 relative to the same period in 2004, mainly due to a $1.4 million decrease in promotional expenses.

Pre-opening expenses are costs we incurred principally in connection with the May 1, 2004 opening of Seneca Allegany Casino, the expansion at Seneca Niagara Casino and Hotel including the opening of the luxury hotel, and the anticipated opening of our Seneca Buffalo Creek Casino.  These expenses include employee costs, legal, marketing and advertising expenses and other direct expenses related to the opening of our casinos.  Pre-opening expenses associated with the opening of Seneca Allegany Casino were approximately $3.8 million during Fiscal 2004.  In addition, we incurred pre-opening expenses at Seneca Niagara Casino and Hotel during fiscal 2006 and 2005 of approximately $5.1 million and $0.6 million, respectively in connection with the partial and complete opening of our new luxury hotel in December 2005 and March 2006, respectively.  During Fiscal 2006 and 2005, we also incurred approximately $3.9 million and $0.9 million for development expenses related to our future Seneca Buffalo Creek Casino, including $3.1 million in 2006 lease expense paid to the Nation.

For Fiscal 2006, depreciation and amortization expense was $39.0 million, an increase of $12.7 million, or 48% over Fiscal 2005.  This increase was principally due to the addition of the luxury hotel at Seneca Niagara Casino and Hotel in December 2005, along with the increased depreciation in Fiscal 2006 relating to the parking garage at Seneca Allegany Casino, which opened July 1, 2005.

Non-Operating Expenses

The following table summarizes information related to interest on our long term debt:

	Fiscal Year Ended September 30,
	2006	2005	2004
	(Dollars in Thousands)
Interest expense	$33,198	$90,366	$33,702

Interest expense for Fiscal 2006 represents interest on our $500 million aggregate principal amount of 7¼% senior notes, partially offset by capitalized interest during the construction phase of our luxury hotel in Niagara Falls and on our construction activities for our Seneca Allegany Casino.  Our interest cost for Fiscal 2005 increased $56.7 million, which is inclusive of $49.2 million relating to the prepayment of SNFGC’s Term Loan, a $12.7 million increase in interest expense relating to the seven additional months of interest on the $300 million aggregate principal amount of the 2004 senior notes, issued in May 2004 by SGC, and $4.8 million increased interest expense relating to the $200 million aggregate principal amount of the 2005 senior notes, issued in May 2005.  These amounts were partially offset by lower interest on SNFGC’s Term Loan, due to the 2005 prepayment.  Prior to its extinguishment in May 2005, the Term Loan required us to make monthly interest payments on the outstanding balance at one-month LIBOR plus 29%.

Net Income

Net income for Fiscal 2006 was $123.4 million compared to $45.6 million for the comparable 2005 period, an increase of $77.8 million, or 171%.  This increase was mainly attributable to the charge to earnings in Fiscal 2005 of approximately $49.2 million incurred pursuant to the early extinguishment of the Term Loan, the $13.3 million non-recurring construction charge in Fiscal 2005 and the favorable financial impact of the December 15, 2005 opening of our expanded casino gaming area and the opening of our 604-room luxury hotel at Seneca Niagara Casino and Hotel during Fiscal 2006.

Net income for Fiscal 2005 was $45.6 million compared to $84.7 million in the comparable 2004 period, a decrease of $39.1 million, or 46%.  This decrease was mainly attributable to the $49.2 million charge noted above, along with the $13.3 million non-recurring construction charge above, partially offset by the increase in net income from the operations of the Seneca Allegany Casino, which opened May 1, 2004.

Liquidity and Capital Resources

Cash Flows

	Fiscal Year Ended September 30,
	2006	2005	2004
	(Dollars in Thousands)
Net cash provided by operations	$181,838	$47,652	$143,803
Investing cash flows
Capital expenditures	(203,729)	(171,011)	(168,704)
Payments for land acquisitions and other assets	(38,012)	(1,673)	(12,036)
Refund of deposits	168	700	—
Payment to collateralize letter of credit, net	(25,800)	—	—
Sales (purchases) of investments, net	33,791	(20,163)	(57,963)

Net cash used in investing activities	(233,582)	(192,147)	(238,703)
Financing cash flows
Proceeds from long-term debt	—	193,000	341,966
Repayments of long-term debt	—	(80,325)	(46,916)
Payments to sinking fund, net	—	(11,917)	(6,048)
Purchase of interest rate caps	—	—	(2,188)
Proceeds from sale of interest rate caps	—	683	—
Payment of deferred financing costs	(682)	(4,982)	(11,937)
Cash distributions paid to the Nation	(11,846)	(21,092)	(28,010)

Net cash (used in) provided by financing activities	(12,528)	75,367	246,867

Net (decrease) increase in cash and cash equivalents	(64,272)	(69,128)	151,967

Cash Flows—Operating Activities.  The increase in cash flows from operations during Fiscal 2006 compared to the same period in 2005 was primarily due to a $77.8 million increase in net income which is principally due to the absence of a $49.2 million interest expense charge during 2005 relating to the early extinguishment of the Term Loan, and the absence of a $13.3 million non-recurring construction charge, along with the favorable financial results relating to the opening of the 604-room luxury hotel, including 35,000 square feet of additional gaming space at Seneca Niagara Casino and Hotel during fiscal 2006. The decrease in cash flows from operations during Fiscal 2005 compared to the same period in 2004 was primarily due to a $39.1 million decrease in net income which resulted from the two non-recurring charges in 2005 noted above, partially offset by higher net income at Seneca Allegany Casino of $26.1 million due to an additional seven months of operations in 2005.  In addition to the net income decrease, working capital outflows resulted from the payment during 2005 of 12 months of accrued exclusivity fees incurred in 2004.  During 2005, exclusivity fees started to be paid by the Company monthly to the Nation as incurred.

Cash Flows—Investing Activities.    Our capital expenditures of $203.7 million during Fiscal 2006 were comprised of $143.5 million of costs associated with the construction and equipping of the Seneca Niagara Casino and Hotel, and $59.2 million related to the construction and equipping of our Seneca Allegany Casino.  We also incurred costs toward land acquisition in 2006 and 2005 of $38.0 million and $1.7 million, respectively.

During Fiscal 2004, we invested $48.0 million in collateralized market auction preferred stock (MAPS) and $9.9 million in a U.S. Government entity short-term note. These investments do not meet the definition of a cash equivalent.  MAPS has a dividend rate determined periodically (typically less than 90 days) based on an auction mechanism.  MAPS are typically secured by the issuing funds’ underlying investment portfolio, which must maintain a 2-to-1 minimum net asset coverage ratio.  Notwithstanding the liquidity which may be provided by the auction process, market auction preferred stock generally does not have a scheduled maturity.  During Fiscal 2005, we invested an additional $20.1 million in similar instruments.  During Fiscal 2006, we sold $33.8 million of these investments.

Cash Flows—Financing Activities.   We borrowed the remaining $22.7 million that was available under the Term Loan on April 15, 2004. On May 23, 2005, we paid the Term Loan in full.  The negotiated payment in full of the Term Loan resulted in a charge to earnings on the early extinguishment of the Term Loan of approximately $49.2 million, including the write-off of $2.5 million of deferred financing costs. Prior to its payment, we were obligated to pay interest on the outstanding balance at LIBOR plus 29%. In addition, SNFGC was obligated to maintain a minimum cash balance of $10.0 million and a pro rata share of the sinking fund obligation. In addition, in Fiscal 2003, we borrowed an aggregate $37.3 million from vendors to finance the initial equipment for Seneca Niagara Casino at interest rates ranging from 6.0% to 6.42% for 36 months. The outstanding balances of these loans were paid in full in May 2004, and we recognized a gain, net of the write-off of deferred finance fees related to these financings of $415,000. This gain is included in Other Income in our Statement of Operations for the fiscal year ended September 30, 2004.

In May 2004, SGC sold $300.0 million of 2004 senior notes, with net proceeds to SGC of $288.7 million after financing costs. These net proceeds were, or will be, used principally to fund in whole or in part: (1) SNFGC’s construction and equipping of the luxury hotel, which was completed and opened on March 31, 2006; (2) the acquisition of the remaining approximate 24 acres of the approximate 48 acres in the City of Niagara Falls, New York; (3) the payment of the Empire State Development Corporation bonds to New York State, which were paid off on August 16, 2004 for $22.0 million; (4) the repayment of the vendor equipment financing referenced above, which occurred in May 2004; and (5) a $25.0 million distribution to the Nation, which was made in fiscal 2004.

In May 2005, SGC sold $200.0 million of 2005 senior notes as an add-on to the 2004 senior notes receiving gross proceeds of $193.0 million (as the issue price was 96.5% since the 2005 notes were issued with original issue discount).  Of the $193.0 million gross proceeds, as of September 30, 2006, approximately $126.7 million had been used to pay in full the Term Loan and approximately $4.7 million had been used to pay fees and expenses associated with the offering of the 2005 senior notes.  The remaining $61.6 million in gross proceeds will be used to fund certain costs associated with the expansion of our operations, for general corporate purposes and to pay additional fees and expenses associated with the offering of the 2005 senior notes, including the related exchange offer.

In addition, we purchased two interest rate caps in May 2004 for $2.2 million that effectively capped the Term Loan interest at 29% plus 4% on the one month LIBOR.  In June 2005, we sold the two interest rate caps for $0.7 million in connection with the termination of the Term Loan.

Principal Debt Arrangements.   As of September 30, 2006, our long-term debt consisted of the senior notes on which we pay a fixed interest rate of 7¼%. Following is a summary of certain material terms of the senior notes and the Term Loan.

The Senior Notes.    On May 5, 2004 and May 23, 2005, SGC issued $300.0 million and $200.0 million, respectively, in senior notes with fixed interest payable at a rate of 7¼% per annum due 2012, which we refer to collectively as the senior notes, under the Indenture. The notes are currently guaranteed by STGC, SEGC and SNFGC. SNFGC became a guarantor of the senior notes upon payment in full of the Term Loan on May 23, 2005. Interest on the senior notes is payable semi-annually on November 1 and May 1. The senior notes mature on May 1, 2012. The senior notes are unsecured general obligations. As of September 30, 2006, accrued interest on the senior notes was $15.1 million.

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

We intend to acquire the remaining acreage in the City of Niagara Falls, New York, designated by New York State under the Compact for ownership by the Nation. Under the Compact, the Nation is required to fund the acquisition of this property, including all related costs and expenses. As initial security for the Nation’s obligations to pay site acquisition costs and in furtherance of the ongoing condemnation proceeding, the Nation was required to deliver, and has delivered, to ESDC a letter of credit in the amount of $33.5 million representing 150% of the then estimate of the total remaining site acquisition costs not yet paid by the Nation.  On July 13, 2006, we acquired, through the condemnation process, approximately 18 acres of land and trade fixtures appurtenant thereto from Fallsite, LLC (“Fallsite”) and Fallsville, LLC (“Fallsville”) for an aggregate initial advance payment of $18.0 million, which land is a portion of the land in the City of Niagara Falls, New York designated under the Compact for ownership by the Nation. Of this amount, $7.7 million was drawn on the letter of credit as part of the consideration for the purchase, leaving $25.8 million available under the letter of credit.  If the estimate of such site acquisition costs increases or if certain other events occur, the Nation may have to provide an additional letter of credit or replace the existing one with one for a larger monetary amount or, if acceptable to the ESDC, provide a supplemental cash escrow amount.  This outstanding letter of credit is 100% cash collateralized (with cash and cash equivalents) by us.

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

We have constructed a 1,850 space-parking garage at a cost of $32.2 million, and are constructing a 212-room hotel and casino at our Seneca Allegany Casino.  The current expected total cost to complete the hotel and permanent casino project is from $156.0 million to $167.0 million.  The garage opened on July 1, 2005.  We had initially planned to complete the entire project, including the resort hotel and its amenities, before the end of December 2006.  Due to certain delays, primarily relating to the lack of availability of selected materials, we now expect to open the permanent gaming floor in December 2006, and to complete the entire project by the end of March 2007.

We expect cash generated from our operations, available cash and cash equivalents and short-term investments as of September 30, 2006 to be sufficient to fund our expansion plans described above, service our debt, and meet our working capital requirements for the near future. However, our ability to fund our operations, make planned capital expenditures and service our debt depends on our future operating performance and cash flow, which are in turn subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control. Additionally, unlike traditional corporations, we are prohibited by law from generating cash through an offering of equity securities and our ability to incur additional indebtedness is limited under the terms of the Indenture governing the senior notes.

We are highly leveraged and have significant interest payment requirements under the senior notes. As such, limitations on our capital resources could force us to delay or abandon capital projects as well as the construction and development of new properties.

Contractual Obligations

The following table reflects our significant contractual obligations as of September 30, 2006.

	Payment due by period
Contractual Obligations	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
(dollars in thousands)
Principal amount of the 2004 senior notes	$300,000	$—	$—	$—	$300,000
Principal amount of the 2005 senior notes	200,000	—	—	—	200,000
Interest payments on 2004 senior notes(1)	130,500	21,750	43,500	43,500	21,750
Interest payments on 2005 senior notes(1)	87,000	14,500	29,000	29,000	14,500
Seneca Allegany Casino construction projects	65,000	65,000	—	—	—
Seneca Niagara Casino operating lease with the Nation(2)	346,306	15,914	33,274	35,300	261,818
Seneca Allegany Casino operating lease with the Nation(2)	346,306	15,914	33,274	35,300	261,818
Seneca Buffalo Creek Casino operating lease with the Nation (3)	326,425	15,000	31,364	33,274	246,787

Total	$1,801,537	$148,078	$170,412	$176,374	$1,306,673

(1)      Interest on the 2004 and 2005 senior notes is 7.25%.

(2)      Amounts represent annual lease payments based upon $1.3 million per month, an increase of 3% on October 1, 2006 and an assumed 3% increase on each October 1 thereafter through the term of the Compact.  Annual increases must be authorized by the board of directors of SGC and, subject to compliance with the terms of the Indenture governing the senior notes, may exceed 3%.

(3)      Amounts represent annual lease payments based upon $1.25 million per month beginning October 1, 2006, and an assumed 3% increase on October 1, 2007 and each October 1st thereafter through the term of the Compact. Annual increases must be authorized by the board of directors and, subject to compliance with the terms of the Indenture governing the senior notes, may exceed 3%.

Regulation

Our operations are regulated by Nation laws, the Compact and federal statutes, most notably the Indian Gaming Regulatory Act, or IGRA. Several bills have been proposed during the current and recent sessions of Congress that could affect Indian gaming.  Most notably Senator McCain’s S. 2078, the Indian Gaming Regulatory Act Amendments of 2006 and Congressman Pombo’s (R-CA) H. 4893, Restricting Indian Gaming to Homelands of Tribes Act of 2006, propose additional regulations for tribes and more restrictions on “off-reservation” gaming.  Also, the administration has published proposed regulations relative to off-reservation gaming.  Certain of such bills and regulations, if enacted, could impair the ability of the Nation and SGC to expand its gaming operations and adversely impact the future growth of the Nation’s revenue base. In addition, from time to time, various government officials have proposed taxing Indian casino gaming or otherwise limiting or restricting the conduct of gaming operations by Indian tribes. No assurance can be given that such legislation, if and when enacted by Congress, would not have a material adverse effect on the operations of SGC. If Congress were to enact comprehensive amendments to the IGRA, such legislation could have a material adverse effect on the operations of SGC. In addition, under federal law, gaming on the Nation’s lands may be dependent upon the permissibility under New York law of certain forms of gaming or similar activities. If New York State were to make various forms of gaming illegal or against public policy (or the courts were to similarly rule), or otherwise to take a legal position adverse to SGC, such actions could have a material adverse effect on our ability to conduct our gaming operations as currently conducted. Moreover, a 1996 U.S. Supreme Court decision may permit a state to avoid or refuse to negotiate amendments to existing compacts such as the Compact.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company does not believe that the adoption of SFAS 157 will have a material effect on its results of operations or consolidated financial position.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices.  Since our senior notes are fixed-rate indebtedness, we believe that our exposure to market risk in the form of interest rate fluctuations is low.

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

Item 9.  Changes and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15 and Rule 15d-15 under the Securities Exchange Act of 1934, as of September 30, 2006.  This evaluation has allowed us to make conclusions, as set forth below, regarding the effectiveness of our disclosure controls and procedures.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including cost limitations, the possibility of human error, judgments and assumptions regarding the likelihood of future events, and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving the desired control objective.  We believe our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. We also believe our disclosure controls and procedures are designed to ensure that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of the effectiveness of our disclosure controls and procedures, as of September 30, 2006, completed by our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer (as our principal executive officer and principal financial officer, respectively), our President and Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

The following table sets forth information concerning our executive officers and directors as of December 15, 2006:

Name	Age	Position
John Pasqualoni	60	President and Chief Executive Officer
Joseph D’Amato (1)	58	Chief Operating Officer
Patrick M. Fox (2)	54	Chief Financial Officer
Barry W. Brandon	45	Senior Vice President and General Counsel
Rajat R. Shah	35	Senior Vice President of Corporate Development and Deputy General Counsel
Michael Speller (3)	51	Senior Vice President of Gaming Operations
Brian Hansberry	52	General Manager of Seneca Niagara Casino and Hotel
Barry E. Snyder, Sr.	67	Chairman of the Board of Directors
Bergal L. Mitchell III	33	Vice Chairman of the Board of Directors
Maurice A. John, Sr.	58	Treasurer and Director
Martin E. Seneca, Jr.	64	Secretary and Director
N. Cochise Redeye	50	Director
Maribel Printup	77	Director
Michael L. John	38	Director

(1)      Mr. D’Amato was appointed Chief Operating Officer on June 22, 2006, having previously served as Senior Vice President of Finance and Administration.

(2)      Mr. Fox was appointed Chief Financial Officer on June 22, 2006, having previously served as Vice President of Finance.

(3)      Mr. Speller was appointed Senior Vice President of Gaming Operations on June 22, 2006, having previously served as Senior Vice President of Table Games and Poker.

The Council alone has the power to appoint and remove directors from SGC and each of its subsidiaries. Since the Council election in November 2004, the Council has taken a more active role in managing our affairs. As previously discussed, all of our Class II gaming operations were transferred to the Nation as of January 1, 2005, as part of the initial actions taken by the  then-new Council at its first meeting on November 13, 2004. In addition, the then-President of the Nation subsequently issued two executive orders affecting the management of SGC and its subsidiaries. By executive orders in November 2004, the Nation’s President (1) established a Gaming Management Task Force to review the management and operation of the Nation’s Class III gaming facilities within 120 days of the executive order and (2) imposed certain temporary cost containment measures on the operations of the casinos requiring pre-approval from the Nation’s President or Treasurer before certain expenditures are made by us.

In addition, on December 20, 2004, the Council amended each of the charters of SGC and its subsidiaries requiring more oversight by the Council. These amendments include, but are not limited to, Council approval of:

(i)  SGC and/or its subsidiaries agreeing to (a) waive such corporation’s sovereign immunity and (b) submit to jurisdiction of non-Nation courts;

(ii)  any significant expenditure (in excess of $3 million) of corporate resources via approval of a comprehensive business plan regarding such activity requiring the expenditure;

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

Joseph D’Amato was appointed our Chief Operating Officer on June 22, 2006.  Mr. D’Amato formerly served as  Senior Vice President of Finance and Administration since July 2004 and has been with SGC since December 2002. From August 2000 to November 2002, he was Senior Vice President of Finance/ CFO of Resorts International Casino in Atlantic City. Prior to joining Resorts, he was employed for over three years by the Trump Organization, serving as the COO of Trump’s riverboat operation in Gary, Indiana and then as Vice President of Finance/CFO of Trump Marina. Prior to his employment at Trump, Mr. D’Amato held various financial management positions with Bally’s Casinos in Atlantic City, including Vice President of Finance and Administration, Vice President of Finance and Treasurer.  Mr. D’Amato is a Certified Public Accountant (inactive status) in New Jersey and Pennsylvania.

Patrick M. Fox was appointed our Chief Financial Officer on June 22, 2006.  Prior to his appointment, Mr. Fox served as Vice President of Finance since October 24, 2005.  For the four months prior to October 24, 2005, Mr. Fox served as Financial Controller of Majestic Star Casino.  From April 2004 through May 2005, Mr. Fox served as Chief Financial Officer of Prairie Meadows Racetrack & Casino and from November 2001 through April 2004 he served as Chief Financial Officer of Trump Indiana, Inc. (which corporation filed for bankruptcy shortly after April 2004).  Prior to such time, Mr. Fox served as Director of Finance of the Carlson Group, an engineering and architectural firm, from February 2001 through September 2001.  Prior to February 2001, and for approximately 25 years, he was with Arthur Andersen and Accenture (formerly Andersen Consulting) where he held several auditing and management positions.  Mr. Fox is a certified public accountant.

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

Rajat R. Shah has served as our Senior Vice President of Corporate Development and Deputy General Counsel since May 2, 2005. Prior to joining SGC, Mr. Shah was a counsel at the law firm of Akin Gump Strauss Hauer & Feld LLP where he practiced corporate and securities law, with a concentration in the areas of finance, securities, mergers and acquisitions and joint ventures. From September 1996 until July 1998, Mr. Shah worked as an associate at the law firm of Pillsbury Winthrop Shaw Pittman LLP.  Mr. Shah is a member of the board of directors for the Buffalo Children’s Hospital Board Foundation.

Michael F. Speller was appointed Senior Vice President of Gaming Operations on June 22, 2006, having served as our Senior Vice President of Table Games and Poker since June 2004. From September 2002 to June 2004, Mr. Speller served as our Vice President of Table Games. From 1999 to September 2002, Mr. Speller worked as an independent gaming consultant. Mr. Speller has over 30 years of gaming experience in both domestic and international gaming jurisdictions. He has worked with major casino operators including the Tropicana in Atlantic City, Coral Casino Group in London, England, Resorts International in Paradise Island, Bahamas, and Foxwoods Resort and Casino in Connecticut. He has extensive senior management experience at the chief executive officer, chief operating officer and general manager levels.

Brian Hansberry has served as the General Manager of Seneca Niagara Casino and Hotel since August 28, 2006.  Prior to that time, Mr. Hansberry had served as STGC’s Vice President and Chief Operating Officer since December 2003. Mr. Hansberry joined us in October 2002 as a table games shift manager and subsequently as table games manager. Mr. Hansberry has over 25 years of experience in the gaming industry. He has worked for several gaming corporations including Resorts International Casino and The Sands Casino Hotel in Atlantic City, and Players Island Casino Isle of Capri in Louisiana. Mr. Hansberry has experience in operations, marketing and administration, and has held the positions of Director of Operations and Vice President of Operations and Administration.

Barry E. Snyder, Sr. has served as Chairman of the board of directors of SGC since December 2004. Mr. Snyder served as  the President of the Nation from November 2004 to November 2006, and previously served the Nation in this capacity on two other occasions. Mr. Snyder is the former owner of the Seneca Hawk Tobacco Shop.   Mr. Snyder also serves on the board of directors of the Seneca Management Development Corporation.

Bergal L. Mitchell, III has served as a member and Vice Chairman of the board of directors of SGC since August 2002 and December 2004, respectively. Mr. Mitchell was a member of Council from November 2000 to November 2004. Mr. Mitchell has been employed by Ross John Enterprise since 1996 where he has held various business development positions.  Mr. Mitchell also serves on the board of directors of the Seneca Management Development Corporation.

Maurice A. John, Sr. has served as Treasurer of the board of directors of SGC since December 2004. Mr. John was recently elected as the President of the Nation in November 2006.  From November 2004 to November 2006, Mr. John served as Treasurer of the Nation and previously served two terms in the Nation’s Council. Mr. John has also served the Nation as a judge in the Nation’s appellate court. Mr. John was the former President of the Coalition of Indian Controlled School Boards, a national Indian Education Organization. Mr. John has an existing tax lien imposed by the U.S. Government which is a result of his beliefs in the treaties between the United States of America and the Seneca Nation of Indians.  Mr. John also serves on the board of directors of the Seneca Management Development Corporation and Seneca Construction Management Corporation.

Martin E. Seneca, Jr. has served as Secretary of the board of directors of SGC since December 2004. Mr. Seneca currently engages in the private practice of law and serves as a special legal advisor to the President of the Nation. He received his J.D. from Harvard Law School. He is a former White House Fellow and a former Deputy Commissioner of the Bureau of Indian Affairs. Mr. Seneca also serves on the board of directors of the Seneca Management Development Corporation.

Norman Cochise Redeye has served as a member of the board of directors of SGC since February 2005. Mr. Redeye is a retired detective from the Erie County Sheriff’s Office, a position he held since 1981. In addition, Mr. Redeye has served as a Lay Advocate in the Seneca Nation of Indians Peacemakers’ Court for the past 20 years.  Prior to joining the Erie County Sheriff’s Office, Mr. Redeye served as a member of the U.S. Air Force from 1974 until 1980.   Mr. Redeye also serves on the board of directors of the Seneca Management Development Corporation.

Maribel Printup has served as a member of the board of directors of SGC since February 2005. Ms. Printup currently serves as a chairperson emeritus of the board of trustees of the Seneca Iroquois National Museum. Ms. Printup also served as Councilor of the Nation’s Council from 1998 to 2000 and was with the Bureau of Indian Affairs for 25 years. During the last 10 years in which Ms. Printup was with the Bureau of Indian Affairs, she served as National Program Coordinator for the Johnson O’Malley Program.

Ms. Printup also serves on the board of directors of the Seneca Management Development Corporation.

Michael L. John has served as a member of the board of directors of SGC since November 2006.  Mr. John also served as member of the Nation’s Council from November 1998 through November 2006, and as Chief of Staff for the Seneca Nation of Indians from November 2004 through November 2006.  Mr. John also served as TERO Chairman from 2000 through 2006, and as Chairman of the Nation’s Compact Negotiations Committee from 1998 through 2000.  Mr. John also serves on the board of directors of the Seneca Management Development Corporation.

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

The audit committee is comprised of members from the board of directors. The members of our audit committee are Martin E. Seneca, Jr., chairman of the committee, Bergal L. Mitchell III, Maurice A. John, Sr. and Michael L. John.

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

Item 11. Executive Compensation

The following table sets forth the compensation earned during the last three fiscal years by our Chief Executive Officer and our four most highly compensated executive officers other than the Chief Executive Officer whose total compensation exceeded $100,000 for Fiscal 2006:

Summary Compensation Table

				Other compensation
		Annual compensation		401(k) Plan Matching
Name and Principal Position	Year	Salary($)	Bonus($)(1)	Contributions

John Pasqualoni	2006	$923,750	—	2,813
President and Chief Executive Officer	2005	390,000	$237,500	2,625
	2004	266,250	187,500	2,606

Joseph D’Amato	2006	$517,603	$221,000	4,106
Chief Operating Officer	2005	375,000	187,500	5,954
	2004	249,327	262,500	3,531

Michael F. Speller	2006	$393,863	134,500	2,598
Senior Vice President of Gaming Operations	2005	290,000	125,000	2,621
	2004	203,750	137,500	2,054

Barry Brandon	2006	$700,000	$75,000	4,106
Senior Vice President and General Counsel	2005	375,000	187,500	4,404
	2004	62,671	106,250	—

Rajat R. Shah	2006	$700,000	—	2,427
Senior Vice President of Corporate Development and	2005	295,005	155,000	—
Deputy General Counsel

(1)      Bonuses were earned on a fiscal year basis, and may be paid in the following fiscal year.

Employment Agreements

SGC has entered into employment agreements with several of its executive officers, the material terms of which are summarized below.

John Pasqualoni.  In connection with his election as interim President and Chief Executive Officer, Mr. Pasqualoni and SGC entered into a second amended and restated employment agreement on April 6, 2005.  As of January 30, 2006, SGC and Mr. Pasqualoni entered into an amendment to Mr. Pasqualoni’s second amended and restated employment to, among other matters, modify Mr. Pasqualoni’s compensation, with such amendment effective as of October 1, 2005.

Mr. Pasqualoni is entitled to an annual base salary of $390,000 for the period commencing June 1, 2004 and ending September 30, 2005, $923,750 for the fiscal year ending September 30, 2006, and $923,750 for the fiscal year ending September 30, 2007, with a salary review by the board of directors each fiscal year thereafter at which time the board of directors shall determine whether, in its sole discretion, Mr. Pasqualoni’s base salary shall be increased.

For the fiscal years ended prior to October 1, 2005, the effective date of the amendment to Mr. Pasqualoni’s second amended and restated employment agreement, Mr. Pasqualoni was also eligible for an annual performance bonus. For the fiscal year ending September 30, 2005, Mr. Pasqualoni was eligible for an annual performance bonus equal to $187,500 if SGC’s Consolidated EBITDA for the 2005 fiscal year is at least $140.0 million. This performance bonus was paid to Mr. Pasqualoni in November 2005.

If Mr. Pasqualoni’s employment is terminated for any reason other than for cause, his death or disability, the loss by the Nation of its ability to conduct gaming activities, or the loss by Mr. Pasqualoni of his license to work at the Nation’s gaming facilities, we are obligated to: (i) pay Mr. Pasqualoni his earned, but unpaid, base salary through the termination date, and (ii) continue to pay his base salary in effect as of the date of termination for a period following his termination equal to the lesser of (A) 18 months or (B) the remainder of the period ending on the termination date. Following the termination of his employment, Mr. Pasqualoni has a duty to mitigate damages by seeking employment with duties and salary comparable to those provided by us, and if he obtains such employment, he shall reimburse us the amount of the compensation he has received from such other entity for such period, but not to exceed the amount of the compensation we have paid him for such period.

Joseph D’Amato.    Mr. D’Amato and SGC entered into an amended and restated employment agreement on July 13, 2004, pursuant to which Mr. D’Amato agreed to serve as Senior Vice President of Finance and Administration of each of SGC, SNFGC, STGC and SEGC through September 30, 2007, unless his employment is earlier terminated pursuant to the terms of the agreement or renewed by subsequent written agreement.  On September 14, 2006, Mr. D’Amato’s amended and restated employment agreement was further amended to, among other matters, reflect Mr. D’Amato appointment to Chief Operating Officer, extend the term of the agreement through September 30, 2009, and to reflect certain changes to Mr. D’Amato’s compensation effective as of June 22, 2006.  Mr. D’Amato is entitled to an annual base salary of $375,000 for the period commencing June 1, 2004 and ending September 30, 2005, an annual base salary of $400,000 prorated for the period between October 1, 2005 and June 21, 2006, an annual base salary of $825,000 for the fiscal year ending September 30, 2006  (prorated for the period from June 22, 2006 through September 30, 2006), an annual base salary of $825,000 for the fiscal year ending September 30, 2007, and a minimum annual base salary of $825,000 for the fiscal years ending September 30, 2008 and September 30, 2009, respectively, with such minimum amounts subject to increase based upon negotiations between SGC and Mr. D’Amato.  For the fiscal year ending September 30, 2005, Mr. D’Amato was eligible for an annual performance bonus equal to $187,500 if SGC’s Consolidated EBITDA for the 2005 fiscal year is at least $140.0 million. This performance bonus was paid to Mr. D’Amato in November 2005.  For the fiscal year ending September 30, 2006, Mr. D’Amato was eligible for a prorated performance bonus equal to $146,000 if SGC’s Consolidated EBITDA for the 2006 fiscal year is at least $145.0 million.  This performance bonus was paid to Mr. D’Amato in September 2006.   In addition, Mr. D’Amato received a signing bonus of $75,000 in connection with entering into his employment agreement.

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

Michael F. Speller.    Mr. Speller and SGC entered into an amended and restated employment agreement on July 13, 2004, pursuant to which Mr. Speller agreed to serve as Senior Vice President of Table Games and Poker of each of SGC, SNFGC, STGC and SEGC through September 30, 2007, unless his employment is terminated earlier pursuant to the terms of the agreement or renewed by subsequent written agreement. On September 14, 2006, Mr. Speller’s amended and restated employment agreement was further amended to, among other matters, reflect Mr. Speller’s appointment to Senior Vice

President of Gaming Operations, extend the term of the agreement through September 30, 2009, and to reflect certain changes to Mr. Speller’s compensation effective as of June 22, 2006.   Mr. Speller is entitled to an annual base salary of $225,000 for the period commencing June 1, 2004 and ending September 30, 2004, $290,000 for the fiscal year ending September 30, 2005, $315,000 prorated for the period between October 1, 2005 and June 21, 2006, an annual base salary of $600,000 for the fiscal year-ended September 30, 2006 (prorated for the period from June 22, 2006 through September 30, 2006), an annual base salary of $600,000 for the fiscal year-ended September 30, 2007, and a minimum annual base salary of $600,000 for the fiscal years-ended September 30, 2008 and 2009, respectively, with such minimum amounts subject to increase based upon negotiations between SGC and Mr. Speller. For the fiscal year ending September 30, 2005, Mr. Speller was eligible for an annual performance bonus equal to $125,000 if SGC’s Consolidated EBITDA for the 2005 fiscal year is at least $140.0 million. This performance bonus was paid to Mr. Speller in November 2005.  For the fiscal year ending September 30, 2006, Mr. Speller was eligible for a prorated performance bonus equal to $109,500 if SGC’s Consolidated EBITDA for the 2006 fiscal year is at least $145.0 million. This bonus was paid to Mr. Speller in September 2006.  In addition, Mr. Speller received a signing bonus of $25,000 in connection with entering into his employment agreement.

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

Barry W. Brandon.    Mr. Brandon and SGC entered into an employment agreement on July 13, 2004, and an amendment to such agreement effective October 1, 2005, pursuant to which Mr. Brandon agreed to serve as Senior Vice President and General Counsel of each of SGC, SNFGC, STGC and SEGC from August 1, 2004 through September 30, 2007, unless his employment is earlier terminated pursuant to the terms of the agreement or renewed by subsequent written agreement. Mr. Brandon’s employment agreement was amended as of September 14, 2006 to, among other matters, extend the term of the agreement through September 30, 2009, and to reflect certain changes to Mr. Brandon’s compensation.  Mr. Brandon is entitled to an annual base salary of $375,000 for the period commencing August 1, 2004 and ending September 30, 2005, $700,000 for the fiscal year ending September 30, 2006, and $700,000 for the fiscal year ending September 30, 2007, and a minimum annual base salary of $700,000 for each of the fiscal years ending September 30, 2008 and September 30, 2009, with such minimum amounts subject to increase based upon negotiations between SGC and Mr. Brandon.  For the fiscal year ending September 30, 2005, Mr. Brandon was eligible for an annual performance bonus equal to $187,500 if SGC’s Consolidated EBITDA for the 2005 fiscal year is at least $140.0 million.  This performance bonus was paid to Mr. Brandon in November 2005.   Mr. Brandon received a signing bonus of $75,000 in connection with entering into his employment agreement.

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

Rajat R. Shah.    Mr. Shah and SGC entered into an employment agreement on April 28, 2005, pursuant to which Mr. Shah agreed to serve as Senior Vice President of Corporate Development and Deputy General Counsel of each of SGC, SNFGC, STGC and SEGC through September 30, 2008, unless his employment is terminated earlier pursuant to the terms of the agreement or renewed by subsequent written agreement. Mr. Shah’s employment agreement was amended as of September 14, 2006 to, among other matters, extend the term of the agreement through September 30, 2009, and to reflect certain changes to Mr. Shah’s compensation.  Mr. Shah is entitled to receive an amount equal to $295,625 from the period commencing May 2, 2005 and ending September 30, 2005, an annual salary of $700,000 for the fiscal year ending September 30, 2006, an annual salary of $700,000 for the fiscal year ending September 30, 2007, and a minimum annual base salary of $700,000 for each of fiscal years ending September 30, 2008 and September 30, 2009, with such minimum amounts subject to increase based upon negotiations between SGC and Mr. Shah.

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

Patrick M. Fox.    Mr. Fox and SGC entered into an employment agreement on October 24, 2005, pursuant to which Mr. Fox agreed to serve as Vice President of Finance of each of SGC, SNFGC, STGC and SEGC from October 24, 2005 through October 23, 2007, unless his employment is earlier terminated pursuant to the terms of the agreement or renewed by subsequent written agreement. Mr. Fox’s employment agreement was amended as of June 22, 2006 to, among other matters, reflect Mr. Fox’s appointment to Chief Financial Officer, extend the term of the agreement through June 21, 2008, and to reflect certain changes to Mr. Fox’s compensation.  Mr. Fox is entitled to an annual base salary of $170,000 for the period commencing October 24, 2005 and ending June 21, 2006.  As of June 22, 2006, Mr. Fox’s annual base salary is $325,000.  Mr. Fox’s salary is subject to review on an annual basis.

If Mr. Fox’s employment is terminated for any reason other than for cause, his death or disability, the loss by the Nation of its ability to conduct gaming activities, or the loss by Mr. Fox of his license to work at the Nation’s gaming facilities, we are obligated to: (i) pay Mr. Fox his earned, but unpaid, base salary through the termination date and (ii) continue to pay his base salary in effect as of the date of termination for a period following his termination equal to the lesser of (A) 6 months or (B) the remainder of the period ending on the termination date. Following the termination of his employment, Mr. Fox has a duty to mitigate damages by seeking employment with duties and salary comparable to those provided by us, and if he obtains such employment, he shall reimburse us the amount of the compensation he has received from such other entity for such period, but not to exceed the amount of the compensation we have paid him for such period.

Medical Reimbursement Plan

We have in place an executive medical reimbursement plan pursuant to which members of our senior management are entitled to reimbursement for up to $100,000 in otherwise uncovered medical expenses. We pay all premiums for this plan on behalf of our senior executives. As of September 30, 2006, the annual cost was approximately $6,000 for each member of senior management covered by this plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We are wholly owned by the Seneca Nation of Indians.

Item 13. Certain Relationships and Related Transactions

Transactions with the Nation

The Nation entered into an operating lease agreement with SNFGC on October 25, 2002 for use of the land and the building where the Seneca Niagara Casino currently operates. The Seneca Niagara Casino lease term expires in 2023. During Fiscal 2006, SNFGC made lease payments to the Nation of $15.5 million. Rent is payable only to the extent that sufficient funds are available from the net proceeds derived from the operation of the Seneca Niagara Casino and other commercial activities related to the operation of that casino.

STGC acquired and assumed the leasehold interests held by Sandra Abrams and Valent Farms, LLC under long term leases with the Nation on December 29, 2003 and February 19, 2003, respectively. Seneca Allegany Casino was built on land occupied pursuant to such leases. Pursuant to the terms of the Indenture governing the senior notes, the monthly payments to the Nation under the leases with SNFGC and STGC are limited to $1.25 million each with annual increases up to 3.0% beginning October 1, 2005.

STGC currently leases the land upon which the Seneca Allegany Casino operates from the Nation pursuant to an oral lease agreement. During Fiscal 2006, STGC made lease payments to the Nation of $15.5 million.

Effective April 1, 2006, SEGC leases the land upon which the planned Seneca Buffalo Creek Casino is expected to operate from the Nation pursuant to an oral agreement, as authorized by the SGC board of directors on April 18, 2006.  Beginning April 1, 2006, SEGC made monthly lease payments of $0.5 million to the Nation.  Effective October 1, 2006, the board of directors approved an increase to SEGC’s monthly lease payments to $1.25 million, which payments may be increased by 3% each October 1 beginning October 1, 2007.

We reimburse the Nation for all of the regulatory costs of the SGA, the New York State Racing and Wagering Board and the New York State Police, which are incurred by the Nation. For Fiscal 2006, we incurred approximately $18.6 million for regulatory costs.

During Fiscal 2006, SEGC distributed land with aggregate acquisition costs of approximately $7.4 million to the Nation.

We make distributions to the Nation pursuant to resolutions adopted by our board of directors for specific projects identified by the Nation and for general purposes. During Fiscal 2006, we distributed $11.8 million to the Nation, including a $2.0 million portion of a $26.0 million distribution which was approved by the SGC board of directors, declared in September 2006 and payable in $2.0 million increments over a thirteen month period.  On December 11, 2006, SGC declared an additional $20.0 million distribution to the Nation, payable in 10 equal monthly installments of $2.0 million beginning December 2006.  We intend to continue to make distributions to the Nation subject to the restrictions set forth in the Indenture governing the senior notes.

During Fiscal 2006, SGC distributed approximately $79.0 million to the Nation for the payment of the exclusivity fee to New York State for revenue generated through September 30, 2006

As of January 1, 2005, we transferred all Class II operations to the Nation, including our poker operations.  We lease space within both Seneca Niagara Casino & Hotel and Seneca Allegany Casino to the Nation for operation of the poker rooms.  During Fiscal 2006 and Fiscal 2005, we recorded $806,000 and $875,000 of rental income, respectively, and at September 30, 2006, we had recorded $401,000 as a receivable from the Nation relating to poker room rentals.

On July 14, 2005, STGC entered into a construction management agreement with SCMC to manage the construction of the 212-room hotel and casino at Seneca Allegany Casino.  SCMC is responsible for contract procurement and daily oversight of the construction project.  The construction agreement with SCMC, as amended, provides that the cost of all of the contract work to be completed under the agreement will not exceed a guaranteed maximum price (GMP) of $132.5 million.  If STGC further changes the scope of the project or finishing materials, the GMP under the contract may be further increased.

Effective September 1, 2005, SNFGC entered into an agreement with SCMC to manage the construction of the luxury hotel and gaming expansion project at Seneca Niagara Casino and Hotel.  This project was completely opened on March 31, 2006, and cost $234.0 million including the cost of equipment and furnishings.

SCMC was also contracted by SEGC for the demolition and site preparation work for our planned gaming facility on the Seneca Buffalo Creek Territory.  Such site preparation and demolition work was completed at a cost of $2.8 million.

Related Party Transactions

During Fiscal 2006, SGC purchased an aggregate of $90,000, of tobacco products from KW Seneca Tobacco, which is owned by Kevin Seneca, the newly-elected treasurer of the Nation and a former member of the Council.  We have not purchased from this vendor since April 2006.

During Fiscal 2006 STGC paid M&M Allegany Junction approximately $261,000 for leasing the building used by STGC for administrative purposes. M&M Allegany Junction is owned by Merle Watt, Sr., the brother of Maribel Printup, a member of our board of directors.

During Fiscal 2006, SNFGC paid RGBK, Inc. approximately $131,000 for kitchen design services. A principal of this firm is a brother-in-law of Michael Speller, SGC’s Senior Vice President of Gaming Operations.

During Fiscal 2006, SNFGC paid KMM Gaming, Inc. approximately $67,000 for gaming consulting services. KMM Gaming, Inc. is owned by the sister-in-law of SGC’s President and CEO.

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

Item 14.  Principal Accountant Fees and Services

The following table sets forth the aggregate fees incurred by SGC related to the services of SGC’s independent registered public accounting firm, Ernst & Young LLP for the years indicated:

	Fiscal Year September 30,
	2006	2005

Audit fees(1)	$632,323	$763,054
Audit-related fees(2)	31,568	17,923
All other fees(3)	18,940	—
Total	$682,831	$780,977

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

(3)   All other fees relate to Section 404 compliance procedures.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)1. and 2.

Financial statements required as a part of this Annual Report on Form 10-K are listed on the “Index to Consolidated Financial Statements” at page 66 herein. All financial statements schedules are omitted since the required information is included in the financial statements or the notes thereto, or is not applicable.

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

10.11

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

10.13

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

10.17	+

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

10.20	+	Employment Agreement, dated April 28, 2005, between SGC and Rajat Shah (incorporated by reference to Exhibit 10.11 to SGC’s Annual Report on Form 10-K filed with the SEC on May 9, 2005).

10.21	+

Separation and Consulting Agreement, dated April 6, 2005, between SGC and C. Michael Brown (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on April 6, 2005).

10.22	+

Amendment No. 1 to Employment Agreement, dated as of October 1, 2005, between SGC and Barry W. Brandon (incorporated by reference to Exhibit 10.20 to SGC’s Registration Statement No. 333-128443 filed with the SEC on November 30, 2005)

10.23	+

Amendment No. 1 to Second Amended and Restated Employment Agreement, dated as of January 30, 2006, between SGC and John Pasqualoni (incorporated by reference to Exhibit 10.23 to SGC’s Amendment No. 3 to Registration Statement on Form S-4 filed with the SEC on February 2, 2006).

10.24	+

Letter of Resignation and Mutual Release of all Claims, dated as of April 28, 2006, executed by Annette Smith and SGC (incorporated by reference to Exhibit 10.1 to SGC’s Current Report on 8-K filed with the SEC on May 4, 2006).

10.25	+

Amendment No. 2 to Employment Agreement, effective as of September 14, 2006, between SGC and Barry W. Brandon (incorporated by reference to Exhibit 10.1 to SGC’s Current Report on Form 8-K filed with the SEC on September 20, 2006).

10.26	+

Amendment No. 1 to Employment Agreement, effective as of September 14, 2006, between SGC and Rajat Shah (incorporated by reference to Exhibit 10.2 to SGC’s Current Report on Form 8-K filed with the SEC on September 20, 2006).

10.27	+

Amendment No. 1 to Employment Agreement, entered into on September 14, 2006 and effective as of June 22, 2006, between SGC and Joseph D’Amato (incorporated by reference to Exhibit 10.3 to SGC’s Current Report on Form 8-K filed with the SEC on September 20, 2006).

10.28	+

Amendment No. 1 to Employment Agreement, entered into on September 14, 2006 and effective as of June 22, 2006, between SGC and Michael Speller (incorporated by reference to Exhibit 10.4 to SGC’s Current Report on Form 8-K filed with the SEC on September 20, 2006).

10.29	*+	Employment Agreement, dated December 15, 2006, and effective as of June 22, 2006, between Seneca Gaming Corporation and Patrick M. Fox.

10.30

Construction Management Agreement, entered into January 12, 2006 and effective as of September 1, 2005, between SNFGC, as Owner, and Seneca Construction Management Corporation, as Construction Manager (incorporated by reference to Exhibit 10.21 to SGC’s Amendment No. 2 to Registration Statement on Form S-4 filed with the SEC on January 17, 2006).

10.31

First Amendment to Construction Management Agreement, dated as of January 12, 2006, by and between Seneca Construction Management Corporation, as Construction Manager, and STGC, as Owner (incorporated by reference to Exhibit 10.22 to SGC’s Amendment No. 2 to Registration Statement on Form S-4 filed with the SEC on January 17, 2006).

10.32

Construction Management Agreement, dated and effective as of May 9, 2006, between SEGC, as Owner, and Seneca Construction Management Corporation, as Construction Manager (for demolition work on Seneca Buffalo Creek Territory) (incorporated by reference to Exhibit 10.1 to SGC’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006).

10.33

Agreement between the City of Buffalo, New York, Seneca Gaming Corporation, Seneca Erie Gaming Corporation and the Seneca Nation of Indians, effective November 9, 2006 (incorporated by reference to Exhibit 10.1 to SGC’s Current Report on Form 8-K filed with the SEC on November 14, 2006).

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

(b)           See item (a)3. above

(c)           See item (a)1. and 2. above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in Niagara Falls, State of New York, on the 15th day of December, 2006.

SENECA GAMING CORPORATION

By:	/s/ John Pasqualoni

John Pasqualoni
President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints John Pasqualoni and Patrick M. Fox, and each or any of them, his or her true and lawful attorney-in-fact and agent, each with full power of substitution and resubstitution, for him or her in his or her name, place and stead, in any and all capacities, to sign on his or her behalf individually and in each capacity stated below any or all amendments to this annual report on Form 10-K and any other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agent, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.  This Power of Attorney may be signed in several counterparts.

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ John Pasqualoni	President and Chief Executive Officer (Principal Executive Officer)	December 15, 2006
John Pasqualoni

/s/ Patrick M. Fox	Chief Financial Officer (Principal Financial and Accounting Officer)	December 15, 2006
Patrick M. Fox

/s/ Barry E. Snyder, Sr.	Chairman of the Board of Directors	December 15, 2006
Barry E. Snyder, Sr.

/s/ Bergal L. Mitchell III	Vice Chairman of the Board of Directors	December 15, 2006
Bergal L. Mitchell III

/s/ Maurice A. John, Sr.	Treasurer and Director	December 15, 2006
Maurice A. John, Sr.

/s/ N. Cochise Redeye	Director	December 15, 2006
N. Cochise Redeye

/s/ Maribel Printup	Director	December 15, 2006
Maribel Printup

/s/ Martin E. Seneca, Jr.	Director	December 15, 2006
Martin E. Seneca, Jr.

Michael L. John	Director

SENECA GAMING CORPORATION

SENECA GAMING CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Seneca Gaming Corporation

We have audited the accompanying consolidated balance sheets of Seneca Gaming Corporation as of September 30, 2006 and 2005, and the related consolidated statements of income and changes in capital, and cash flows for each of the three years in the period ended September 30, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Seneca Gaming Corporation at September 30, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Buffalo, New York
December 1, 2006, except for Note 14
as to which the date is December 11, 2006

SENECA GAMING CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,
	2006	2005
Assets

Current assets:
Cash and cash equivalents	$78,195	$142,467
Short-term investments	62,300	96,091
Receivables from affiliates	410	875
Other receivables, net	2,139	1,979
Inventories	2,734	2,095
Other current assets	6,268	6,437

Total current assets	152,046	249,944

Property and equipment, net	615,207	430,418
Restricted cash	25,800	—
Other long-term assets	47,323	18,486
Total assets	$840,376	$698,848
Liabilities and Shareholders’ Equity
Current liabilities:
Trade payable	$4,939	$3,898
Construction payables — SCMC	52,489	10,894
Other construction payables	—	23,341
Distributions payable to Nation	24,000	—
Exclusivity fees payable	7,263	5,717
Accrued interest	15,104	14,218
Customer point liability	11,632	10,682
Accrued regulatory costs	14,700	9,347
Other current liabilities	26,271	17,974
Total current liabilities	156,398	96,071
Long-term debt	494,347	493,352
Total liabilities	650,745	589,423
Capital:
Retained earnings	189,631	109,425
Total liabilities and capital	$840,376	$698,848

See accompanying notes

SENECA GAMING CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND CHANGES IN CAPITAL

	Year Ended September 30,
	2006	2005	2004
Revenues:
Gaming	$519,620	$440,156	$337,536
Food and beverage	50,141	41,689	31,358
Lodging	10,654	—	—
Retail, entertainment and other	19,940	16,955	11,797
Less: promotional allowances	(77,861)	(49,647)	(24,295)
Net revenues	522,494	449,153	356,396

Expenses:
Gaming	129,396	114,746	92,531
Food and beverage	43,485	34,877	26,387
Lodging	6,131	—	—
Retail, entertainment and other	11,668	10,418	7,184
Advertising, general and administrative	131,997	117,188	91,552
Pre-opening costs	9,478	1,509	4,228
Depreciation and amortization	38,992	26,295	17,638
Total operating expenses	371,147	305,033	239,520
Operating income	151,347	144,120	116,876
Other non-operating expenses	(558)	(13,301)	—
Interest income	5,814	5,116	1,535
Interest expense	(33,198)	(90,366)	(33,702)
Net income	$123,405	$45,569	$84,709
Beginning capital balance	109,425	86,687	46,996
Cash distributions declared to the Nation	(35,846)	(20,438)	(28,665)
Distribution of real property, equipment and leasehold rights to the Nation	(7,353)	(2,393)	(16,353)
Ending capital balance	$189,631	$109,425	$86,687

See accompanying notes.

SENECA GAMING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2006	2005	2004
Cash flows relating to operating activities
Net income	$123,405	$45,569	$84,709
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	38,992	26,295	17,638
Amortization of deferred financing costs and debt discount	3,196	2,445	1,735
Provision for bad debts	349	171	96
Write-off of acquisition costs and deferred financing costs	135	2,468	—
Fair market value adjustment of interest rate cap	—	177	1,328
Other	40	1,315	(264)
Change in operating assets and liabilities:
Current assets	(514)	(4,947)	(1,713)
Long-term assets	—	(149)	(1,287)
Current liabilities	16,235	(25,692)	41,561
Net cash provided by operating activities	181,838	47,652	143,803

Cash flows relating to investing activities:
Purchases of property and equipment	(203,729)	(171,011)	(168,704)
Land acquisition costs	(38,012)	(1,673)	(12,036)
Payment to collateralize letter of credit	(25,800)	—	—
Refund of deposits	168	700	—
Sales (purchases) of investments, net	33,791	(20,163)	(57,963)
Net cash used in investing activities	(233,582)	(192,147)	(238,703)
Cash flows relating to financing activities:
Proceeds from long-term debt	—	193,000	341,966
Repayment of long-term debt	—	(80,325)	(46,916)
Payments to sinking fund, net	—	(11,917)	(6,048)
Purchase of interest rate caps	—	—	(2,188)
Proceeds from sale of interest rate caps	—	683	—
Payment of deferred financing costs	(682)	(4,982)	(11,937)
Distributions paid to the Nation	(11,846)	(21,092)	(28,010)

Net cash (used in) provided by financing activities	(12,528)	75,367	246,867

Net (decrease) increase in cash	(64,272)	(69,128)	151,967

Cash balances:
Beginning of period	142,467	211,595	59,628

End of period	$78,195	$142,467	$211,595
Supplemental disclosures of cash flow information
Cash paid for interest, net of amounts capitalized	$35,364	$81,748	$21,213
Noncash investing activities:
Distribution of property and leasehold rights to the Nation	$7,353	$2,393	$16,353
Noncash financing activities:
Cash distributions to the Nation declared but not paid	$24,000	$—	$—
Discount received upon extinguishment of long-term debt	—	882	—

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

The Nation’s Constitution established the Nation’s Council, or the Council, to act as the Nation’s legislative authority. The Council acts on the Nation’s behalf with respect to SGC, and the Council established the Seneca Gaming Authority, or SGA, to regulate the gaming activities of SGC under the Compact.

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

SEGC was formed on August 9, 2003 to operate the Nation’s gaming activities in Erie County, New York.  On October 3, 2005, the Nation acquired approximately nine acres of land in the inner-harbor district of downtown Buffalo.  SEGC commenced construction of SEGC’s Seneca Buffalo Creek Casino on those nine acres on December 8, 2005.  The exclusive right, under the Compact, to establish and operate a third Class III gaming facility in Erie County may terminate if the Nation or SEGC fails to commence Class III gaming operations by December 9, 2007.

SGC’s fiscal year-end is September 30. References to 2006, 2005, and 2004 represent the years ended September 30, 2006, September 30, 2005, and September 30, 2004, respectively.  As described in Note 11, the Nation incurs certain costs for regulatory and other expenses that are passed through to the Company on a dollar-for-dollar basis.

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

Short-term investments at September 30, 2006 consist of market auction preferred stock instruments with a carrying value of $62,300,000.  The carrying value approximates fair value at September 30, 2006.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets using the straight-line basis. Amortization of leasehold improvements is over the lesser of the term of the lease or the estimated useful life. Useful life estimates of asset categories are as follows:

Buildings	40 years
Leasehold improvements — casino	10–21 years
Leasehold improvements — other	4–5 years
Furniture and equipment	3–7 years

The cost of significant improvements is capitalized. Costs of normal repairs and maintenance are charged to expense as incurred. Gains or losses on disposition of property and equipment are included in the determination of income. Interest incurred for construction related projects are capitalized and amortized over the life of the related asset using the straight-line method. The interest rate used was 7¼% in all years presented. The amount of interest capitalized for 2006, 2005 and 2004 was approximately $6,250,000, $5,054,000 and $654,000, respectively.

In accordance with the Financial Accounting Standard Board’s Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), the carrying value of the Company’s assets are reviewed when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment loss has occurred based on current and future levels of income and expected future cash flows as well as other factors, then an impairment loss is recognized as a deduction in determining operating income. SGC management concludes that no such impairment exists at September 30, 2006.

Deferred Financing Costs

Deferred financing costs include costs incurred in connection with issuance of long-term debt. These costs are amortized over the term of the related financing agreement. Amortization expense for 2006, 2005, and 2004, was $2,201,000, $2,445,000 and $1,735,000, respectively.

Customer Point Liability

Customer point liability represents the estimated future cost of unredeemed Seneca Link Player’s Club points.  Management reviews the adequacy of this accrual by periodically evaluating the redemption experience and projected trends.  Actual results could differ from those estimates.

Other Current Liabilities

Accruals for estimates of vested employee benefits, marketing, and certain other costs are classified in other current liabilities on the accompanying consolidated balance sheets.  Actual results could differ from those estimates.

Advertising

The Company expenses advertising costs as incurred. Total advertising expenses for 2006, 2005 and 2004 were $7,579,000, $6,123,000 and $5,665,000, respectively.

Pre-opening Costs

In accordance with the American Institute of Certified Public Accountants’ Statement of Position 98-5, Reporting on the Costs of Start-up Activities, pre-opening costs are expensed as incurred. Pre-opening costs in 2006, 2005 and 2004 consist of development costs in obtaining Class III gaming approval as well as employee costs, legal, marketing and advertising expenses, and other direct expenses related to the opening of SNFGC and STGC, and the development of SEGC. For the years ended September 30, 2006, 2005 and 2004, such costs totaled $9,478,000, $1,509,000 and 4,228,000, respectively.

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

The retail value of providing such promotional allowances was included in revenues as follows:

	Years Ended September 30,
	2006	2005	2004
	(In Thousands)

Food and beverage	$29,271	$23,769	$15,636
Lodging	6,712	—	—
Retail, entertainment, and other	12,262	10,631	7,182
Promotional slot credits	29,616	15,247	1,477
Promotional allowances	$77,861	$49,647	$24,295

The estimated cost of providing such promotional allowances was as follows:

	Years Ended September 30,
	2006	2005	2004
	(In Thousands)

Food and beverage	$25,416	$19,885	$13,299
Lodging	3,620	—	—
Retail, entertainment, and other	8,929	8,082	5,205
Promotional allowances	$37,965	$27,967	$18,504

Gaming Expenses

Gaming expenses include the slot exclusivity fee which the Company is required to pay to the State of New York based on its Compact (see Note 12), the cost of casino operations, and earned Seneca Link Player’s Card points. The Company accrues for Seneca Link Player’s Card points expected to be redeemed in the future based on the cost of items expected to be redeemed.

Retirement Savings Plan

The Company sponsors a defined contribution retirement savings plan for its employees.  The Company’s expense relating to this plan was $434,000, $306,000 and $136,000 in the fiscal years ended September 30, 2006, 2005 and 2004, respectively.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company does not believe that the adoption of SFAS 157 will have a material effect on its results of operations or consolidated financial position.

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

4. Concentration of Credit Risk

Financial instruments that potentially subject SGC to concentrations of credit risk consist principally of cash and cash equivalent accounts in financial institutions. SGC maintains its cash balances in several financial institutions. Accounts are insured by the Federal Deposit Insurance Corporation up to $100,000. Cash and cash equivalents exceeding federally insured limits totaled approximately $49.0 million and $117.0 million at September 30, 2006 and 2005, respectively.

5. Other Receivables, Net

Components of other receivables, net are as follows:

	September 30,
	2006	2005
	(In Thousands)

Gaming	$1,311	$1,127
Non-gaming	1,291	1,126
	2,602	2,253
Allowance for doubtful accounts	(463)	(274)
Receivables, net	$2,139	$1,979

6. Other Current Assets

Components of other current assets are as follows:

	September 30,
	2006	2005
	(In Thousands)

Prepaid expenses	$5,939	$6,192
Other	329	245
Other current assets	$6,268	$6,437

7. Property and Equipment, Net

Components of property and equipment are as follows:

	September 30,
	2006	2005
	(In Thousands)

Buildings	$ 344,530	$ 105,004
Leasehold improvements — casino	106,085	105,412
Leasehold improvements — other	345	345
Furniture and equipment	152,152	101,944
Construction-in-progress	103,485	170,275
	706,597	482,980
Less accumulated depreciation and amortization	(91,390)	(52,562)
Property and equipment, net	$ 615,207	$ 430,418

8. Other Long-Term Assets

Components of other long-term assets are as follows:

	September 30,
	2006	2005
	(In Thousands)

Deferred financing costs, net	$12,463	$13,981
Land to be distributed to Nation	31,982	3,901
Deposits and other	2,878	604
	$47,323	$18,486

In 2006 and 2005, the Company incurred costs toward the acquisition of land totaling $38.0 million and $1.7 million, respectively, which are included in other long-term assets (net of amounts transferred to the Nation) within the accompanying consolidated balance sheets.   At September 30, 2006, deposits and other includes $2.4 million in costs associated with the purchase of land to be used to develop a golf course.  Such amounts are intended to be sold to another wholly owned subsidiary of the Nation.

During 2005, the Company made deposits to a sinking fund required by the Freemantle Term Loan, in the amount of $17.5 million.  Upon termination of the Term Loan in May 2005, the $23.5 million of deposited funds plus accumulated earnings were transferred, $18.0 million to short-term investments and $5.5 million to cash and cash equivalents.

9. Restricted Cash

The restricted cash balance within the accompanying consolidated balance sheets represents cash in an interest-bearing bank account which is restricted for use as collateral for a $25.8 million available letter of credit with a bank, which will be drawn upon to fund the intended purchase of certain parcels of land contemplated in the Compact with New York State, earmarked for ownership by the Nation.

10. Other Current Liabilities

Components of other current liabilities are as follows:

	September 30,
	2006	2005
	(In Thousands)

Accrued salaries, wages, and benefits	$11,925	$ 7,522
Gaming liabilities	3,713	2,010
Other accrued expenses	10,633	8,442
Other current liabilities	$26,271	$17,974

11. Long-Term Debt

Long-term debt, as described below, consists of the following:

	September 30,
	2006	2005
	(In Thousands)

2004 7¼% Senior Notes due 2012	$ 300,000	$ 300,000
2005 7¼% Senior Notes due 2012	194,347	193,352
	494,347	493,352
Less current maturities of long-term debt	—	—
Long-term debt	$ 494,347	$ 493,352

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

On May 23, 2005, SGC issued an additional $200.0 million in 7¼% senior notes due 2012, Series B, or the 2005 senior notes. The 2005 senior notes are treated as a single class with the 2004 senior notes and are identical to the 2004 senior notes, except for certain tax attributes and prior to November 1, 2005 the amount of interest accrued thereon.  Gross proceeds on the 2005 senior notes were approximately $193.0 million.  Such proceeds were, or will be, used to (a) pay in full and terminate on May 23, 2005, the senior secured term loan, or the Term Loan, made by Freemantle Limited, or Freemantle, to SNFGC in November 2002, for a negotiated amount of approximately $126.7 million, representing $80.0 million in outstanding principal and approximately $46.7 million for interest on such principal, at a prescribed interest rate, that would have otherwise been payable if the Term Loan had not been paid on May 23, 2005, but was instead paid 8½ months prior to its November 22, 2007 stated maturity, (b) to fund certain costs associated with the expansion of our operations, (c) to pay the fees and expenses associated with the offering of the 2005 senior notes, and (d) for general corporate purposes.  Interest on the 2004 and 2005 senior notes is payable semi-annually on November 1 and May 1. The 2004 and 2005 senior notes are unsecured and rank equally. As of September 30, 2006, aggregate accrued interest on the 2004 and 2005 senior notes was $15.1 million.

The Indenture governing the 2004 and 2005 senior notes contains certain financial and non-financial covenants. The financial covenants include limitations on restricted payments and the incurrence of indebtedness, while the non-financial covenants include reporting obligations and compliance with laws and regulations. As of September 30, 2006, SGC was in compliance with all covenants in the Indenture applicable to it.

Term Loan

SNFGC entered into a five-year Term Loan with Freemantle Limited (Lender) dated November 22, 2002. The Term Loan required that the Lender provide $80.0 million in financing for the initial construction of the SNFGC casino facility and other related costs.  As discussed above, on May 23, 2005, the Term Loan was paid in full. The negotiated payment in full of the Term Loan resulted in a charge to earnings on the early extinguishment of the Term Loan of approximately $49.2 million, including the write-off of $2.5 million of deferred financing costs.  These amounts are included in interest expense in the accompanying consolidated statements of income.

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

Maturities of the Company’s long-term debt (in thousands of dollars) are as follows:

Maturities

Fiscal year ended September 30:
2007	$ —
2008	—
2009	—
2010	—
2011	—
Thereafter	500,000
$ 500,000

12. Related-Party Transactions

Land Leases from the Nation

The Nation has entered into an operating lease agreement (each a Head Lease) with each of SNFGC (dated October 25, 2002) and STGC (effective as of May 1, 2004), for use of the land and/or buildings which are currently used in operating the Seneca Niagara Casino and Hotel and the Seneca Allegany Casino, respectively.  The STGC Head Lease is currently an oral agreement.  STGC is in the process of formalizing a written agreement with the Nation.  These agreements expire at the end of the Compact, in 2016 (provided that the Compact may be renewed throught 2023).  Monthly payments for both SNFGC and STGC were initially $1.0 million.  On March 1, 2005 and June 1, 2005, respectively, the monthly payments for STGC and SNFGC were increased to $1.25 million.  On April 18, 2006, the SGC board of directors approved 3% increases to lease payments for both SNFGC and STGC, to $1.3 million, effective October 1, 2005.  The increased expense has been recorded during the 2006 fiscal year.  The lease payments may increase by 3% annually on each October 1 over the remaining lease life.  Annual increases must be authorized by the board of directors of SGC and, subject to compliance with the terms of the Indenture governing the senior notes, may exceed 3%.  Under the SNFGC Head Lease, rent is payable only to the extent that sufficient funds are available, measured on an annual basis, from the net proceeds derived from the operation of the casino facilities and other related operations, and if on an annual basis sufficient funds are not available, any shortfall in the rent amount does not accumulate.  Due to the related party nature of these leases, which can be effectively modified by the Nation, the Company records monthly lease expense equal to the required payment amount for the respective month.  These leases contain no renewal options or escalation clauses.

Effective April 1, 2006, SEGC leases the land upon which the planned Seneca Buffalo Creek Casino is expected to operate from the Nation pursuant to an oral agreement, as authorized by the SGC board of directors on April 18, 2006.  Beginning April 1, 2006, SEGC made monthly lease payments of $0.5 million to the Nation.  Effective October 1, 2006, the board of directors approved an increase to SEGC’s monthly lease payments to $1.25 million, which payments may be increased by 3% each October 1 beginning October 1, 2007.  SEGC is in the process of formalizing a written agreement with the Nation.  Expenses resulting from the above lease agreements were as follows for the fiscal years ended September 30, 2006, 2005 and 2004 (in millions of dollars):

	2006	2005	2004

SNFGC	$15.5	$13.0	$12.0
STGC	15.5	13.8	3.8
SEGC	3.1	—	—
	$34.1	$26.8	$15.8

SNFGC and STGC both record the lease costs as a component of advertising, general and administrative costs in the accompanying consolidated statements of income.  SEGC records the lease cost as a component of pre-opening costs in the accompanying consolidated statements of operations.

Other Related-Party Transactions

On July 14, 2005, STGC entered into a construction management agreement with Seneca Construction Management Corporation, or SCMC, a wholly owned corporation of the Nation, to manage the construction of the new 212-room hotel and casino at Seneca Allegany Casino.  SCMC is responsible for contract procurement and daily oversight of the construction project. The construction agreement with SCMC, as amended, provides that the cost of all of the contract work to be completed under the agreement will not exceed a guaranteed maximum amount of $132.5 million.  If STGC further changes the scope of the project or finishing materials, the guaranteed maximum amount under the contract may be further increased.  Effective September 1,

2005, SNFGC entered into a construction management agreement with SCMC for the completion of the luxury hotel project at Seneca Niagara Casino.  The hotel was partially opened on December 15, 2005, and completely opened on March 31, 2006.  Total cost of the project was $234.0 million.  Effective as of December 1, 2005, SEGC entered into an agreement with SCMC for the demolition and land preparation work in connection with the site for the Seneca Buffalo Creek Casino.  This work was completed at a cost of $2.8 million.  For the fiscal years ended September 30, 2006 and 2005, SNFGC, STGC and SEGC have collectively made payments to SCMC for construction management fees and other costs of $6.2 million and $0.6 million, respectively.

As of January 1, 2005, the Company transferred all Class II operations to the Nation, including its poker operations.  The Company leases space within both Seneca Niagara Casino & Hotel and Seneca Allegany Casino to the Nation for operation of the poker rooms.  During 2006 and 2005, the Company recorded $806,000 and $875,000 of rental income, respectively, and at September 30, 2006, the Company has recorded $401,000 as a receivable from the Nation relating to poker room rentals.

During 2006 and 2005, the Company declared cash distributions to the Nation of $35.8 million and $20.4 million, respectively.  Cash distributions of $11.8 million and $21.1 million were paid in 2006 and 2005, respectively.

During 2006 and 2005, the Company distributed real property and leasehold rights acquired, net of liabilities transferred, for use in its casino operations to the Nation.  The distribution amounts of $7.4 million and $2.4 million for 2006 and 2005, respectively, is based on the acquisition costs.

The Company is charged by the Nation for SGA costs, which are incurred by the Nation. SGA costs charged to the Company were approximately $9.8 million in 2006, $8.7 million in 2005 and $6.2 million in 2004. The Company also incurs costs which are passed through the Nation for New York State gaming regulatory services and New York State Police and Cattaraugus County Sheriff Department services. The Company has recorded expenses of approximately $8.8 million in 2006, $7.4 million in 2005 and $5.0 million in 2004 in connection with these services.  At September 30, 2006 and 2005, approximately $14.7 million and $9.3 million, respectively, of the SGA, other regulatory, and police costs are recorded as accrued regulatory costs in the accompanying consolidated balance sheets.

During 2006, 2005 and 2004, the Company purchased $90,000, $248,000 and $689,000, respectively, of tobacco products from an entity in which the owner is the newly-elected treasurer of the Nation and a former SGA Commissioner.  We have ceased purchasing from this vendor effective April 2006.

STGC leases office space in a building owned by the brother of a member of the Company’s board of directors.  During the fiscal years ended September 30, 2006 and 2005, such lease payments totaled approximately $261,000 and $258,000, respectively.

During the fiscal year ended September 30, 2006, SNFGC paid RGBK, Inc. approximately $131,000 for kitchen design services. A principal of this firm is a brother-in-law of Michael Speller, SGC’s Senior Vice President of Gaming Operations.

During Fiscal 2006, SNFGC paid KMM Gaming, Inc. approximately $67,000 for gaming consulting services. KMM Gaming, Inc. is owned by the sister-in-law of SGC’s President and CEO.

13. Commitments and Contingencies

Litigation

On August 24, 2005, SNFGC filed a complaint against Klewin and BankNorth, as joint defendants, in the Superior Court for the Judicial District of New London, Connecticut. The suit was filed to obtain immediate injunctive relief in conjunction with a pending demand for arbitration by SNFGC related to Klewin ‘s failure to make required payments to the subcontractors for the construction of Seneca Niagara Casino’s new luxury hotel. SNFGC filed the complaint in order to enjoin the defendants from utilizing approximately $14.6 million paid by SNFGC (approximately $11.25 million was for the benefit of subcontractors on the Seneca Niagara Casino project and the balance related to the Seneca Allegany Casino expansion projects) into an account with BankNorth in the name of Klewin, which was set up by SNFGC principally for the purpose of paying Klewin’s subcontractors (including the architect) on the construction project. SNFGC was subsequently informed by Klewin that approximately $14.6 million paid by SNFGC into the account was “swept” by BankNorth and, as a result, several subcontractors (including the architect) were not paid by Klewin. Among other things, the complaint seeks temporary and permanent injunctive relief requiring that the defendants return to the account the approximate $14.6 million that has been removed from that account and temporary and permanent injunctive relief enjoining defendants from utilizing the approximate $14.6 million that has been removed from the account, other than for payment of Klewin’s subcontractors on the construction projects.  SNFGC has advanced funds to the architect and SCMC for payment to the remaining subcontractors.

On August 25, 2005, the parties appeared before the court and agreed to a stipulated immediate order freezing the remaining balance of approximately $5.5 million in the account pending a hearing on SNFGC’s application for temporary and permanent injunctive relief, subject to limited draw rights of not more than $350,000 per week permitted to Klewin for its operating expenses pursuant to a budget to be submitted by Klewin weekly.  The Company intends to seek recovery of all amounts already withdrawn from the account, except to the extent disbursed for appropriate purposes. On September 14, 2005, Klewin filed an Application for Immediate Temporary Injunction seeking a temporary injunction prohibiting the Company from using design and construction documents and appropriating Klewin employees.  Klewin has also asserted counterclaims alleging, among other matters, tortuous interference with their business.  A hearing related to these counterclaims and the temporary injunction was held on November 22, 2005 and on November 30, 2005, the Court granted the Company’s motion to dismiss Klewin’s counterclaims and Application for Immediate Temporary Injunction.  On November 23, 2005, BankNorth filed an answer asserting, among other matters, certain counterclaims including a request for a declaratory judgment to the effect that BankNorth would be permitted to retain approximately $9.1 million of the $14.6 million swept from the Klewin account.  On January 17, 2006, SNFGC filed a motion for attachment against other Klewin assets (other than the bank account at issue), which motion was heard on September 20 and 21, 2006.  On December 1, 2006, the court granted SNFGC’s order for an attachment pendente lite to the value of $11.2 million, which order applied to all real property, bank accounts, and other assets owned by Klewin (other than the bank account at issue).  As of December 1, 2006, the temporary injunction on the bank account at issue remains in place.

On December 23, 2005, SNFGC and STGC filed a complaint in Niagara County Supreme Court seeking to recover monies taken by BankNorth that were originally directed to the Klewin subcontractors and to the architect, along with an award of attorneys’ fees, under  Section 77 of the New York Lien Law and under the theory of common law conversion.   SNFGC and STGC commenced the action as assignees of the claims of the subcontractors and the architect.  On February 27, 2006, BankNorth filed a motion to dismiss the action, claiming that the trust fund provisions of the New York Lien Law do not apply and the Connecticut action was filed first, before the New York action.  An order denying BankNorth’s motion to dismiss was filed on May 24, 2006.  BankNorth served its answer to SNFGC’s complaint on June 28, 2006, and also filed a motion to reargue and renew its prior motion to dismiss.  As of December 1, 2006, the court had not rendered its decision on BankNorth’s renewed motion to dismiss.

The arbitration hearing on the Klewin matter is scheduled to begin on May 7, 2007.  The parties are currently engaged in discovery.

The Company can provide no assurance that it will be able to recover all or any portion of the approximate $14.6 million.  As such, the Company has recorded a $13.3 million charge to earnings, representing the unrecovered amounts above, net of $1.3 million of management fees and other amounts which were otherwise due Klewin.

In January 2006, an action was filed in the United State District Court, Western District of New York by various plaintiffs against the United States Department of Interior, the National Indian Gaming Commission and three individuals in their official capacities as Secretary of the Interior, Acting Assistant Secretary of the Interior for Indian Affairs and Chairman of the National Indian Gaming Commission.  The action seeks declaratory and injunctive relief under the Administrative Procedure Act, the Declaratory Judgments Act, the National Historic Preservation Act (NHPA), the National Environmental Policy Act (NEPA) and the Indian Regulatory Gaming Act and is principally directed at the decisions and actions of the defendants that permit the construction and operation of our Seneca Buffalo Creek Casino.  The plaintiffs claim that the defendants have failed to comply with NEPA, NHPA, and IGRA and have requested that the Court take numerous actions including declaring that the lands acquired by the Nation pursuant to SNLCSA are not gaming eligible Indian lands within the meaning of IGRA and declaring that the Nation’s Compact violates IGRA.  If the plaintiffs are successful, the Nation would be unable to conduct any gaming upon lands acquired pursuant to SNLCSA.  On November 1, 2006 oral argument was heard on the defendant’s motion to dismiss for lack of jurisdiction, on the Nation’s amicus motion to dismiss based upon failure to join the Nation as a necessary party and sovereign immunity, and on the plaintiff’s motion for summary judgment.  As of December 1, 2006, the judge had not ruled on such motions.

On or about February 1, 2006, an action was filed in the New York Supreme Court, County of Erie, by various plaintiffs against George E. Pataki, in his official capacity as Governor of the State of New York; State Gaming Officials of the New York State Wagering Board; City of Buffalo; Common Council of the City of Buffalo; Anthony Masiello in his previous capacity as Mayor of Buffalo; Byron Brown in his capacity as Mayor of Buffalo; City of Buffalo Department of Public Works; Buffalo Sewer Authority; and Niagara Frontier Transportation Authority.  The action seeks directive and injunctive relief under the State Environmental Quality Review Act (SEQRA); the First Parks, Recreation, Historic Preservation Law (PRHPL); First City Environmental Review Ordination (CERO); and Freedom of Information Law (FOIL) and is principally directed at the decisions and actions of the defendants in connection with our Seneca Buffalo Creek Casino.  The plaintiffs initially claimed that the defendants had failed to comply with SEQRA, PRHPL, CERO and FOIL and had requested that the Court take numerous actions including directing compliance with SEQRA, PRHPL, CERO and FOIL and restraining further action relating to the development of our Seneca Buffalo Creek Casino.  In June 2006, the plaintiffs amended their complaint to drop their claims against Governor Pataki, the State Gaming Officials and the Niagara Frontier Transportation Authority, and added the Buffalo City Department of Economic Development, Permits and Inspections as a party. The amended complaint also dropped all claims except for the SEQRA and CERO claims. In October 2006, the plaintiffs moved for an injunction to prevent the Buffalo Creek Agreement with the City of Buffalo from being executed and performed, but the motion was denied based upon the judge’s determination that the plaintiffs failed to show a likelihood of success on the merits. The plaintiffs have appealed the denial of the injunction to the New York Supreme Court Appellate Division. A hearing on the appeal is anticipated to occur in late 2007. If the plaintiffs are successful, the Nation may be delayed in the completion of the Seneca Buffalo Creek Casino at this site or may be unable to complete the Seneca Buffalo Creek at this site.  Certain of these plaintiffs are also plaintiffs in the federal lawsuit filed in January 2006 and referenced above.

On November 6, 2006, a suit was brought in the New York Supreme Court, County of Erie, by the County of Erie, New York, Joel Giambra (as County Executive), and Andrew Eszak (as Commissioner of the County of Erie Department of Environment and Planning), against the City of Buffalo, Mayor Byron Brown and the Buffalo Common Council seeking to invalidate the Buffalo Creek Agreement on the basis that the City failed to refer the agreement to the County under Section 239(m) of the New York State General Municipal Law. The defendants filed a motion to dismiss on December 1, 2006. If the plaintiffs are successful, the Nation may be delayed in the completion of the Seneca Buffalo Creek Casino or may be unable to complete the Seneca Buffalo Creek Casino as planned.

On or about April 6, 2006, an action was filed in the United State District Court, Western District of New York, by Daniel T. Warren, a pro se plaintiff, against the United States of America, the United State Department of the Interior, the National Indian Gaming Commission, and five individuals in their official capacities as Acting Secretary of the Interior, Acting Assistant Secretary of the Interior for Indian Affairs and Chairman of the National Indian Gaming Commission, as well as Governor George E. Pataki, as Governor of the State of New York, and Cheryl Ritchko-Buley, as Chairwoman of the New York State Racing and Wagering Board.  The action initially sought  declaratory and injunctive relief as to numerous matters including declaring that IGRA is unconstitutional, that the Compact violates IGRA, that the New York Constitution is not preempted by IGRA, that New York does not have the authority under state law to enter into a tribal state compact under IGRA, that certain actions of the defendants were not in accordance with law, and that certain lands purchased by the Nation were not subject to being taken into trust or restricted fee status under the SNLCSA or were not pursuant to settlement of a land claim within the meaning of IGRA; and enjoining the defendants from taking actions which would further casino gambling in the State of New York under IGRA or on any lands acquired by the Nation pursuant to SNLCSA. On August 16, 2006, the plaintiff amended his complaint bringing:  a Tenth Amendment challenge to IGRA;  a claim that the Compact violates IGRA by providing for gaming which is not otherwise lawful in New York; a claim that both the Compact and the statute authorizing the Governor of New York to enter into the Compact violate various provisions of the New York State Constitution; and a claim that the United States has failed to promulgate regulations for gaming on off-reservation territory, in violation of its statutory duties.  The effect of such amendment was to limit the claims remaining in the case, by dropping many of the federal law claims in the original complaint.  On December 1, 2006, the court heard argument on the plaintiff’s motion to join additional parties in which he seeks to add as defendants (1) Barry E. Snyder, Sr., as President of the Seneca Nation of Indians; (2) John Pasqualoni, as President and CEO of the Seneca Gaming Corporation; (3) the Seneca Nation of Indians; and (4) the Seneca Gaming Corporation.  Dispositive motions (to dismiss) on behalf of both the plaintiff and the defendants have not yet been heard by the court.  If the plaintiff is successful in this lawsuit, the Nation could be unable to conduct any gaming upon lands acquired pursuant to SNLCSA.

The Company is a defendant in certain other litigation in the normal course of business. In the opinion of management, based on the advice of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse effect on the Company’s financial condition or results of operations.

The Seneca Nation Compact

As part of its Compact, the Nation agrees to contribute to the State of New York a portion of the proceeds from the operation and conduct of each category of Gaming Device for which exclusivity exists, based on the win of such machines (cash dropped into machines, after payouts but before expenses) and totaled on a cumulative quarterly basis to be adjusted annually at the end of the relevant calendar year.  However, beginning in February 2005, the Company began advancing to the Nation on a monthly basis the exclusivity fee due for the prior month.  The exclusivity fee to the State of New York for years 1–4 (through December 31, 2006), is 18.0%, payable on an annual basis. Thereafter, the exclusivity fee is 22% for years 5–7 (through December 31, 2009), payable on a semi-annual basis and 25.0% for years 8–14 (through December 31, 2016), payable on a quarterly basis.

Amounts payable for exclusivity fees were $7.3 million and $5.7 million at September 30, 2006 and 2005, respectively, and are recorded as exclusivity fees payable on the accompanying consolidated balance sheets. The exclusivity fee expense was $79.0 million, $67.3 million and $51.6 million for the years ended September 30, 2006, 2005 and 2004, respectively.

Additional Casino Locations and Expansion

As described in Note 1, the Compact provides the Nation the exclusive right to conduct Class III gaming activities at three sites in the western region of the State of New York.  The construction of our third casino in Erie County, as well as expansion by STGC at Seneca Allegany Casino will require significant capital outlays. The amount and timing of these capital expenditures are dependent on various factors including financing availability, certain Nation and governmental approvals, construction timelines, and the performance of its two operating casinos.

Capital Projects

On December 30, 2005, SNFGC officially opened the first 10 of 26 floors of rooms of its 604-room luxury hotel, which includes 35,000 square feet of additional gaming space, three new restaurants, three new retail stores and a 25,200 square foot multi-purpose room and an additional 8,000 square feet of conference and banquet space.  On March 31, 2006, the remaining 16 floors, including a penthouse floor featuring luxurious one and two-bedroom suites with butler service, were officially opened, along with a full-service spa, salon, fitness center and pool.  The luxury hotel is adjacent and connected to the Seneca Niagara Casino.  The entire complex, including the luxury hotel and the Seneca Niagara Casino, is referred to as the Seneca Niagara Casino and Hotel.  The total cost to construct and equip the luxury hotel and amenities was $234.0 million.

During 2004, the Company began to construct a parking garage and perform site preparation work for a hotel connected to the existing Seneca Allegany Casino featuring 212 rooms.  The parking garage opened on July 1, 2005 and cost $32.2 million.  STGC estimates that the total cost to construct and equip the resort hotel and gaming expansion with all amenities will be between $156.0 million and $167.0 million.  The new gaming floor is expected to be opened by the end of December 2006, and the hotel and its other amenities is scheduled to open in March 2007.  The Company has capitalized $98.9 million as of September 30, 2006 for the resort hotel project.

On December 8, 2005, the Company commenced construction of our Erie County gaming facility, which is referred to as the Seneca Buffalo Creek Casino on nine acres of land within the inner-harbor district of downtown Buffalo, NY, constituting the Nation’s Buffalo Creek Territory.  The Company’s board of directors and the Nation’s Council on August 8 and August 12, 2006, respectively, authorized the immediate commencement of construction on a temporary Class III gaming facility at the Seneca Buffalo Creek Territory site.  The temporary gaming facility will be approximately 6,000 square feet with approximately 125 slot machines and a snack bar.  The Company expects to open the temporary gaming facility in Spring 2007.

The Company is also finalizing the design and construction bid packages for a permanent Class III gaming facility on the Seneca Buffalo Creek Territory.  The cost to construct and equip the Seneca Buffalo Creek Casino permanent facility is currently expected to be approximately $125.0 million.

Operating Leases

In addition to its Head Lease with the Nation (Note 11), the Company rents land and building space, an employee parking lot, and warehouse space; and administrative space for its STGC casino facility, under various operating leases. The lease terms vary from yearly to 21 years with renewal options. Total rent expense under all operating leases for 2006, 2005 and 2004 was approximately $37.5 million, $32.7 million and $21.0 million, respectively.  The terms of the 2004 and 2005 Senior Notes limit the monthly payments under the SNFGC Head Lease and STGC land lease to $1.25 million with annual increases up to 3.0% beginning no earlier than October 2005. Estimated minimum rents due under the operating leases (including the Head Lease and STGC land lease) are as follows:

(In Thousands)
Fiscal year ended September 30:
2007	$ 47,075
2008	48,488
2009	49,853
2010	51,169
2011	52,704
Thereafter	770,425
$ 1,019,714

14. Subsequent Event

On December 11, 2006, the Company’s board of directors approved a distribution to the Nation in the amount of $20.0 million, payable in ten equal monthly installments of $2.0 million beginning in December 2006.

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

10.11

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

10.13

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

10.17	+

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

10.20	+	Employment Agreement, dated April 28, 2005, between SGC and Rajat Shah (incorporated by reference to Exhibit 10.11 to SGC’s Annual Report on Form 10-K filed with the SEC on May 9, 2005).

10.21	+

Separation and Consulting Agreement, dated April 6, 2005, between SGC and C. Michael Brown (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on April 6, 2005).

10.22	+

Amendment No. 1 to Employment Agreement, dated as of October 1, 2005, between SGC and Barry W. Brandon (incorporated by reference to Exhibit 10.20 to SGC’s Registration Statement No. 333-128443 filed with the SEC on November 30, 2005)

10.23	+

Amendment No. 1 to Second Amended and Restated Employment Agreement, dated as of January 30, 2006, between SGC and John Pasqualoni (incorporated by reference to Exhibit 10.23 to SGC’s Amendment No. 3 to Registration Statement on Form S-4 filed with the SEC on February 2, 2006).

10.24	+

Letter of Resignation and Mutual Release of all Claims, dated as of April 28, 2006, executed by Annette Smith and SGC (incorporated by reference to Exhibit 10.1 to SGC’s Current Report on 8-K filed with the SEC on May 4, 2006).

10.25	+

Amendment No. 2 to Employment Agreement, effective as of September 14, 2006, between SGC and Barry W. Brandon (incorporated by reference to Exhibit 10.1 to SGC’s Current Report on Form 8-K filed with the SEC on September 20, 2006).

10.26	+

Amendment No. 1 to Employment Agreement, effective as of September 14, 2006, between SGC and Rajat Shah (incorporated by reference to Exhibit 10.2 to SGC’s Current Report on Form 8-K filed with the SEC on September 20, 2006).

10.27	+

Amendment No. 1 to Employment Agreement, entered into on September 14, 2006 and effective as of June 22, 2006, between SGC and Joseph D’Amato (incorporated by reference to Exhibit 10.3 to SGC’s Current Report on Form 8-K filed with the SEC on September 20, 2006).

10.28	+

Amendment No. 1 to Employment Agreement, entered into on September 14, 2006 and effective as of June 22, 2006, between SGC and Michael Speller (incorporated by reference to Exhibit 10.4 to SGC’s Current Report on Form 8-K filed with the SEC on September 20, 2006).

10.29	*+	Employment Agreement, dated December 15, 2006, and effective as of June 22, 2006, between Seneca Gaming Corporation and Patrick M. Fox.

10.30

Construction Management Agreement, entered into January 12, 2006 and effective as of September 1, 2005, between SNFGC, as Owner, and Seneca Construction Management Corporation, as Construction Manager (incorporated by reference to Exhibit 10.21 to SGC’s Amendment No. 2 to Registration Statement on Form S-4 filed with the SEC on January 17, 2006).

10.31

First Amendment to Construction Management Agreement, dated as of January 12, 2006, by and between Seneca Construction Management Corporation, as Construction Manager, and STGC, as Owner (incorporated by reference to Exhibit 10.22 to SGC’s Amendment No. 2 to Registration Statement on Form S-4 filed with the SEC on January 17, 2006).

10.32

Construction Management Agreement, dated and effective as of May 9, 2006, between SEGC, as Owner, and Seneca Construction Management Corporation, as Construction Manager (for demolition work on Seneca Buffalo Creek Territory) (incorporated by reference to Exhibit 10.1 to SGC’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2006).

10.33

Agreement between the City of Buffalo, New York, Seneca Gaming Corporation, Seneca Erie Gaming Corporation and the Seneca Nation of Indians, effective November 9, 2006 (incorporated by reference to Exhibit 10.1 to SGC’s Current Report on Form 8-K filed with the SEC on November 14, 2006).

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