Form 10-Q
period 2006-12-31
Seneca Gaming Corp
filed 2007-02-14
CIK 1296785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

Yes ☐   No ☒

At February 12, 2007, the registrant had no outstanding shares of common stock. The registrant is wholly owned by the Seneca Nation of Indians.

ii

PART I.  FINANCIAL INFORMATION

Item I.                     Financial Statements

SENECA GAMING CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2006	September 30, 2006
	(Dollars in Thousands)
Assets
Current assets:
Cash and cash equivalents	$53,255	$78,195
Short-term investments	39,600	62,300
Receivables from affiliates	223	410
Other receivables, net	1,992	2,139
Inventories	2,760	2,734
Other current assets	7,194	6,268
Total current assets	105,024	152,046

Property and equipment, net	647,304	615,207
Restricted cash	26,040	25,800
Other long-term assets	48,277	47,323

Total assets	$826,645	$840,376

Liabilities and Capital
Current liabilities:
Trade payables	7,192	4,939
Construction payables — SCMC	27,263	52,489
Distributions payable to Nation	36,000	24,000
Exclusivity fees payable	6,996	7,263
Accrued interest	6,042	15,104
Customer point liability	11,334	11,632
Accrued regulatory expenses	16,722	14,700
Other current liabilities	19,985	26,271
Total current liabilities	131,534	156,398

Long-term debt	494,597	494,347

Total liabilities	626,131	650,745

Capital:
Retained earnings	200,514	189,631

Total liabilities and capital	$826,645	$840,376

See accompanying notes to consolidated financial statements.

SENECA GAMING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	December 31,
	2006	2005

Revenues
Gaming	$141,273	$110,039
Food and beverage	13,269	9,786
Lodging	4,658	—
Retail, entertainment and other	5,245	4,722
Less: Promotional allowances	(24,266)	(15,631)

Net revenues	140,179	108,916

Expenses
Gaming	32,980	28,040
Food and beverage	11,297	8,810
Lodging	2,367	—
Retail, entertainment and other	3,570	3,012
Advertising, general and administrative	35,258	31,420
Pre-opening costs	4,679	3,056
Depreciation and amortization	11,076	7,071

Total operating expenses	101,227	81,409

Operating income	38,952	27,507
Other non-operating expenses	(286)
Interest income	1,403	1,528
Interest expense	(8,563)	(7,749)

Net income	$31,506	$21,286

See accompanying notes to consolidated financial statements.

SENECA GAMING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	December 31,
	2006	2005
	(Dollars in Thousands)
Cash flows relating to operating activities:
Net income	$31,506	$21,286
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,076	7,071
Amortization of deferred financing costs and debt discount	808	787
Provision for bad debts	77	107
Other, net	—	8

Change in operating assets and liabilities:
Current assets	(695)	189
Long-term assets	(10)	—
Current liabilities	(11,638)	(9,193)

Net cash provided by operating activities	31,124	20,255

Cash flows relating to investing activities:
Purchases of property and equipment	(68,399)	(58,700)
Land acquisition costs	(2,125)	(12,663)
Sales (purchases) of investments, net	22,700	(1,909)
Deposit to collateralize letter of credit	(240)	(34,055)

Net cash used in investing activities	(48,064)	(107,327)

Cash flows relating to financing activities:
Payment of deferred financing costs	—	(345)
Distributions paid to the Nation	(8,000)	(4,585)

Net cash used in financing activities	(8,000)	(4,930)

Net decrease in cash and cash equivalents	(24,940)	(92,002)

Cash and cash equivalents balances:
Beginning of period	78,195	142,467
End of period	$53,255	$50,465

Supplemental disclosures of cash flow information
Non-cash investing activities:
Distribution of acquired real property to the Nation	$623	$4,685

See accompanying notes to consolidated financial statements.

SENECA GAMING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.             Organization and Basis of Presentation

The consolidated financial statements include the accounts of Seneca Gaming Corporation, or SGC, and its wholly owned subsidiaries, or collectively, the Company.  In consolidation, all intercompany balances and transactions have been eliminated.  The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of the Company’s management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.  Operating results for the three months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ended September 30, 2007.  For further information, reference is made to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006 (“2006 Form 10-K”), as well as our other filings with the Securities Exchange Commission (the “SEC”) pursuant to the Securities Exchange Act of 1934, as amended, and the Securities Act of 1933, as amended.

SGC, which was formed on August 1, 2002, is wholly owned by the Seneca Nation of Indians, or the Nation, a federally recognized Indian nation.  SGC was organized by the Nation to operate and manage its Class III gaming activities pursuant to the Indian Gaming Regulatory Act of 1988, or IGRA.  Under IGRA, federally recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal land, subject to, among other things, the negotiation of a compact with the affected state.  Pursuant to IGRA, the Nation entered into the Nation-State Gaming Compact with the State of New York in August 2002, or the Compact, which has been approved by the Federal Bureau of Indian Affairs, Department of the Interior.  The Compact expires in December 2016 and may be renewed by the Nation and the State of New York for an additional seven year period.  The Compact provides the Nation the exclusive right, subject to certain limited exceptions, to conduct Class III gaming activities at three sites in the western region of the State of New York.

The Nation’s Council, or the Council, acts as the Nation’s legislative authority, and acts on the Nation’s behalf with respect to SGC.  The Council also established the Seneca Gaming Authority, or SGA, to regulate the gaming activities of SGC under the Compact.

The Council, at the request of the SGC Board of Directors, chartered three subsidiary corporations of SGC to operate the three sites authorized by the Compact.  In addition, the SGC Board of Directors hired the executive management of SGC, including the President and Chief Executive Officer, to oversee, develop, and manage the three sites. The subsidiary corporations are as follows:

•              Seneca Niagara Falls Gaming Corporation, or SNFGC

•              Seneca Territory Gaming Corporation, or STGC

•              Seneca Erie Gaming Corporation, or SEGC

SNFGC was formed on August 1, 2002 to operate the Nation’s gaming activities in Niagara Falls, New York.  Operations at SNFGC’s casino, or Seneca Niagara Casino, commenced December 31, 2002.  On December 30, 2005, SNFGC officially opened the first 10 of 26 floors of rooms of its luxury hotel, which includes 35,000 square feet of additional gaming space, three new restaurants, three new retail stores and a 25,200 square-foot multi-purpose room and an additional 8,000 square feet of conference and banquet space.  On March 31, 2006, the remaining 16 floors, including a penthouse floor featuring luxurious one and two bedroom suites with butler service, were officially opened, along with a full-service spa, salon, fitness center and pool. The luxury hotel is adjacent and connected to the Seneca Niagara Casino.  The entire complex, including the luxury hotel and the Seneca Niagara Casino, is referred to as the Seneca Niagara Casino and Hotel.

STGC was formed on September 20, 2003 to operate the Nation’s gaming activities in Salamanca, New York on its existing territorial land. Operations at STGC’s casino, or Seneca Allegany Casino, commenced May 1, 2004.  Construction is progressing on a 212-room resort hotel including approximately 70,000 square feet of gaming space, three additional restaurants, and a spa and fitness center.  The permanent gaming floor officially opened on December 28, 2006, with the hotel and related amenities scheduled to open by March 31, 2007.

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

7¼% Senior Notes

On May 5, 2004, SGC issued $300.0 million in 7¼% senior notes due 2012, or the 2004 senior notes.  The 2004 senior notes are guaranteed by SNFGC, STGC and SEGC.  The $288.7 million net proceeds from the 2004 senior notes were, or will be, used principally to fund in whole or in part (a) the repayment in May 2004 of vendor equipment financing, (b) SNFGC’s construction and equipping of the luxury hotel, (c) the acquisition of the remaining acreage in the 50-acre footprint in Niagara Falls, as provided for in the Compact, (d) the payment of $22.0 million in August 2004 to satisfy the obligation to the Empire State Development Corporation in connection with the transfer of certain property to the Nation for use as the Seneca Niagara Casino, and (e) a $25.0 million distribution to the Nation, paid in 2004.

On May 23, 2005, SGC issued an additional $200.0 million in 7¼% senior notes due 2012, Series B, or the 2005 senior notes.  The 2005 senior notes are treated as a single class with the 2004 senior notes and are identical to the 2004 senior notes, except for certain tax attributes and prior to November 1, 2005 the amount of interest accrued thereon.  Gross proceeds from the 2005 senior notes were approximately $193.0 million.  The gross proceeds from the 2005 senior notes, were, or will be, used to (a) pay in full and terminate on May 23, 2005, the senior secured term loan, or the Term Loan, made by Freemantle Limited, or Freemantle, to SNFGC in November 2002, for a negotiated amount of approximately $126.7 million, representing $80.0 million in outstanding principal and approximately $46.7 million for interest on such principal, at a prescribed interest rate, that would have otherwise been payable if the Term Loan had not been paid on May 23, 2005, but was instead paid 18½ months prior to its November 22, 2007 stated maturity, (b) to fund certain costs associated with the expansion of the Company’s operations, (c) to pay $5.2 million in fees and expenses associated with the offering of the 2005 senior notes, including the related exchange offer, and (d) for general corporate purposes.

Interest on the 2004 and 2005 senior notes is payable semi-annually on May 1 and November 1.  The 2004 and 2005 senior notes are unsecured and rank equally.  As of December 31, 2006, aggregate accrued interest on the 2004 and 2005 senior notes was $6.0 million.

The Indenture governing the 2004 and 2005 senior notes contains certain financial and non-financial covenants.  The financial covenants include limitations on restricted payments and the incurrence of indebtedness, while the non-financial covenants include reporting obligations and compliance with laws and regulations.  As of December 31, 2006, SGC was in compliance with all covenants in the Indenture.

3.                                      Related-Party Transactions

Land Leases from the Nation

The Nation has entered into an operating lease agreement (each a Head Lease) with each of SNFGC (dated October 25, 2002) and STGC (effective as of May 1, 2004), for use of the land and/or buildings which are currently used in operating the Seneca Niagara Casino and Hotel and the Seneca Allegany Casino, respectively.  The STGC Head Lease is currently an oral agreement.  STGC is in the process of formalizing a written agreement with the Nation.  These agreements expire at the end of the Compact in 2016, or  in 2023 assuming renewal for the seven year period.  As of October 1, 2005, and for the quarter ended December 31, 2006, monthly lease payments for both SNFGC and STGC were $1,287,500.  On December 11, 2006, the lease payments were increased by 3% effective October 1, 2006, to $1,326,125 per month, as approved by the board of directors.  The lease payments may be further increased by up to 3% each October 1 going forward.  Lease payment increases must be authorized by the board of directors of SGC and are restricted under the terms of the Indenture governing the senior notes.  Rent under the SNFGC lease is payable only to the extent that sufficient funds are available, measured on an annual basis, from the net proceeds derived from the operation of the casino facilities and other related operations.  If on an annual basis sufficient funds are not available, any shortfall in the rent amount does not accumulate.  Due to the related party nature of these leases, which can be effectively modified by the Nation, the Company records monthly lease expense equal to the required payment amount for the respective month.  These leases contain no renewal options or escalation clauses.

Effective April 1, 2006, SEGC leases the land upon which the planned Seneca Buffalo Creek Casino is expected to operate from the Nation pursuant to an oral agreement.  For the first six months, SEGC made monthly lease payments of $520,000 to the Nation.  Effective October 1, 2006, the SGC board of directors approved an increase to SEGC’s monthly lease payments to $1,250,000.  Lease payment increases must be authorized by the board of directors of SGC and are restricted under the terms of the Indenture governing the senior notes.  SEGC is in the process of formalizing a written agreement with the Nation.

Expenses resulting from the above lease agreements were as follows for the three-month periods ended December 31, 2006 and 2005:

	Three Months Ended
	December 31,
	2006	2005
	(in millions of dollars)
SNFGC	$4.0	$3.9

STGC	4.0	3.9

SEGC	3.8	—

	$11.8	$7.8

SNFGC and STGC both record the lease costs as a component of advertising, general and administrative costs in the accompanying consolidated statements of operations.  SEGC records the lease cost as a component of pre-opening costs in the accompanying consolidated statements of operations.

Other Related Party Transactions

SNFGC, STGC and SEGC have each entered into a construction management agreement with Seneca Construction Management Corporation (SCMC) for the construction of the luxury hotel project at Seneca Niagara Casino, the construction of the resort hotel project at Seneca Allegany Casino, and construction of the planned SEGC temporary Buffalo Creek Casino.  SCMC is wholly owned by the Nation.  For the three-month period ended December 31, 2006, SNFGC, STGC and SEGC have collectively made payments to SCMC for construction management fees and other related costs of $0.5 million.

The Company leases space within both Seneca Niagara Casino and Hotel and Seneca Allegany Casino for operation of the poker rooms by the Nation.  For the three-month periods ended December 31, 2006 and 2005, the Company recorded $0.3 million and $0.3 million of rental income and fees, respectively.  At December 31, 2006 and 2005, the Company has recorded $0.2 million and $0.5 million, respectively, as a receivable from the Nation relating to poker room rentals and fees.

Effective September 1, 2006, the Company declared cash distributions to the Nation totaling $26.0 million, payable in thirteen equal monthly payments of $2.0 million beginning September 2006.  Effective December 1, 2006, the Company declared additional cash distributions to the Nation totaling $20.0 million, payable in ten equal monthly payments of $2.0 million beginning December 2006.  For the three months ended December 31, 2006, the Company paid cash distributions of $8.0 million to the Nation pursuant to the foregoing declarations.

During the three months ended December 31, 2006 and 2005, the Company distributed to the Nation acquired real property of $0.6 million and $4.7 million, respectively, for use in its casino operations.  Such distribution amounts were based on the acquisition cost of the real property.

In addition, the Company has recorded approximately $35.9 million in land and related acquisition costs as other long-term assets in the accompanying balance sheets as of December 31, 2006, which are intended to be transferred to the Nation.

The Company is charged by the Nation for SGA costs, which are incurred by the Nation.  SGA costs charged to the Company were approximately $2.4 million for both the three months ended December 31, 2006 and 2005.  The Company also incurs costs, which are passed through to the Nation for New York State gaming regulatory services, New York State Police and Cattaraugus County Sheriff Department services.  The Company has recorded costs of approximately $2.1 million and $1.8 million for the three-month periods ended December 31, 2006 and 2005, respectively, in connection with these services.  At December 31, 2006 and September 30, 2006, approximately $16.7 million and $14.7 million, respectively, of SGA, other regulatory, and police costs were recorded as current liabilities.

STGC leases office space in a building owned by the brother of Maribel Printup, a member of the Company’s board of directors.  For the three-month periods ended December 31, 2006 and 2005, such lease expense totaled $61,000 and $60,000, respectively.

During the three months ended December 31, 2006, SNFGC paid RGBK, Inc. approximately $33,000 for kitchen design services.  A principal of this firm is a brother-in-law of SGC’s Senior Vice President of Gaming Operations, Michael Speller.

4.                                      Commitments and Contingencies

The Seneca Nation Compact

As part of its Compact, the Nation agrees to contribute to the State of New York a portion of the proceeds from the operation and conduct of each category of gaming device for which exclusivity exists, based on the win of such machines (cash dropped into machines, after payouts but before expenses) and totaled on a cumulative quarterly basis to be adjusted annually at the end of the relevant calendar year.  The exclusivity fee to the State of New York for years 1-4 (through December 31, 2006) is 18.0% payable on an annual basis.  Thereafter, the exclusivity fee is 22.0% for years 5-7 (through December 31, 2009), payable on a semi-annual basis and 25.0% for years 8-14 (through December 31, 2016) payable on a quarterly basis.

Pursuant to the Compact, amounts due to New York State are payable by the Nation.  In February, 2005, SNFGC and STGC commenced monthly payments to the Nation of each entity’s prior month’s exclusivity fees.  For the three months ended December 31, 2006 and 2005, total exclusivity fees were $20.7 million and $16.5 million, respectively.  Of the $20.7 million exclusivity fee for the three months ended December 31, 2006, $14.9 million was attributable to SNFGC and $5.8 million was attributable to STGC.

Planned Additional Casino Location and Current Expansion

As described in Note 1, the Compact provides the Nation the exclusive right to conduct Class III gaming activities at three sites in the western region of the State of New York.  The planned construction of the third casino, in Erie County, as well as the current expansion by STGC at Seneca Allegany Casino, will require significant capital outlays.  The amount and timing of these capital expenditures are dependent on various factors including financing availability, certain Nation and other governmental approvals, the effects of legal proceedings, construction timelines, and the performance of the Company’s two operating casinos.

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

Forward-Looking Statements

When used in this Quarterly Report on Form 10-Q, in other filings with the SEC, in our press releases or in our other public communications, the words “believe,” “estimate,” “anticipate,” “expect,” “contemplate,” “may,” “will” and similar expressions are intended to identify forward-looking statements.  Statements looking forward in time are included in this Quarterly Report on Form 10-Q pursuant to the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995.  Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially, including, but not limited to, the risk factors contained or referenced herein and in our other reports filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, including our 2006 Form 10-K.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to update these forward-looking statements to reflect events or circumstances occurring after the date hereof.

Overview

SGC is wholly owned by the Nation and chartered to manage and direct all of the Nation’s Class III gaming operations.   The Nation entered into a Compact with New York State on August 18, 2002 that provides the Nation with the right to establish and operate three Class III gaming facilities in Western New York.  We opened our first Class III gaming facility, Seneca Niagara Casino and Hotel (then Seneca Niagara Casino), on Nation Territory in the City of Niagara Falls, New York on December 31, 2002, featuring Class III slot machines, table games and keno.  Our expanded facility at Seneca Niagara Casino and Hotel, including a 604-room luxury hotel with additional gaming space, three restaurants, a multi-purpose room, meeting rooms, and a spa and salon was substantially open at December 31, 2005 and completely open at March 31, 2006.  This facility is operated by our wholly owned subsidiary SNFGC.  On May 1, 2004, we opened our second Class III gaming facility, Seneca Allegany Casino, on the Nation’s Territory in the City of Salamanca, New York.  This facility features Class III slot machines and table games.  This facility is operated by our wholly owned subsidiary STGC.  On December 28, 2006, we officially opened our permanent gaming floor at Seneca Allegany Casino, and expect to open our new 212-room resort hotel with its amenities by March 31, 2007.  Under the Compact, the Nation has the exclusive right (subject to certain limited exceptions) to establish and operate a third Class III gaming facility to be located in Erie County, New York.  On October 3, 2005, the Nation acquired approximately nine acres of land in the inner harbor district of Buffalo (Buffalo Creek Territory).  We commenced construction of the Seneca Buffalo Creek Casino on those nine acres on December 8, 2005.  The exclusive right, under the Compact, to establish and operate a third Class III gaming facility in Erie County may terminate if the Nation or SEGC fails to commence Class III gaming operations in Erie County by December 9, 2007.  We expect to open a temporary Class III gaming facility by May 31, 2007, which we believe fulfills the Nation’s Compact obligations as to the third Class III gaming facility in order to maintain our exclusivity rights under the Compact.  See “Executive Summary — Seneca Buffalo Creek Casino” and “Part II. Item 1. — Legal Proceedings” for information regarding the status of and litigation related to our Seneca Buffalo Creek Casino.

Executive Summary

Our Current Operations.     We currently operate two Class III gaming facilities, Seneca Niagara Casino and Hotel, on Nation territory located in the City of Niagara Falls, New York, and Seneca Allegany Casino, on Nation territory located in the City of Salamanca, New York.  Our operations include gaming, dining, lodging, entertainment and retail.  For the three months ended December 31, 2006 and 2005, approximately 94% and 95%, respectively, of our net revenue was derived from our gaming activities.

Key Performance Indicators.     Our operating results are dependent on the volume of patrons at our casinos and our ability to attract them for repeat visits.

Seneca Niagara Casino and Hotel.     Seneca Niagara Casino and Hotel continues to rely primarily on drive-in and bus patrons from the Buffalo, Niagara Falls, and Rochester areas in New York and secondarily from the Erie, Pennsylvania area, Ohio and other parts of New York.  Since its partial opening on December 30, 2005, and with a more notable increase since final completion of the luxury hotel and amenities in March 2006, Seneca Niagara Casino and Hotel has experienced continuous growth in its patron base.  With the completion of our 604-room luxury hotel and related amenities in March 2006, we believe we have increased higher-end patron volume, gaming activity and length of stay, and extended our geographic penetration, and appealed to a more diverse demographic base.  Since the full opening of the luxury hotel on March 31, 2006, our average occupancy rate has been approximately 80%.  During the same period approximately 71% of our occupied rooms were complimentary rooms for our gaming patrons.  The cost to construct and equip the luxury hotel was approximately $234.0 million.

Seneca Allegany Casino.    Since opening on May 1, 2004, Seneca Allegany Casino has experienced steady growth in its patron base, net revenue, and profitability.  Seneca Allegany Casino has attracted patrons from the southern portion of Western New York, Erie and Pittsburgh, Pennsylvania, and Ohio.  From opening through December 31, 2006, approximately 68% of the casino’s patron base has come from outside of the State of New York.

We are constructing a 212-room resort hotel and permanent casino at Seneca Allegany Casino.  On December 28, 2006, we officially opened the new permanent gaming floor, and we expect to open the resort hotel, two fine dining restaurants, a 24-hour casual restaurant, retail and certain related amenities, by March 31, 2007.  We expect that the total cost to construct and equip the resort hotel and permanent casino will be from $156.0 to $167.0 million.  We believe this expansion is necessary to provide a first-class gaming experience for our patrons, to increase their length of stay and to maintain the competitive position of this facility in light of expected future competition in Pennsylvania.  We also plan to convert the temporary facility into an event center with a capacity for 1,700 people, along with additional administrative and support space.  We plan to continue to fund this expansion with cash flows from operations and cash on hand.  As of December 31, 2006, we have capitalized approximately $121.0 million of costs on this expansion.

Seneca Buffalo Creek Casino.     On October 3, 2005, the Nation acquired approximately nine acres of land in the inner-harbor district of Buffalo.  Initially, the nine acre parcel was bisected by a two-block section of a street owned by the City of Buffalo (Fulton Street).  In November 2006, we acquired the two-block section of Fulton Street from the City of Buffalo for a purchase price of $631,600.  In order to meet the requirements of the Compact, on December 8, 2005 we began construction of a temporary Class III gaming facility on the Seneca Buffalo Creek Territory.  This temporary facility is expected to be approximately 6,000 square feet, and will feature approximately 125 slot machines and a snack bar.  We continue to proceed with our plans to open the temporary Seneca Buffalo Creek Casino in May 2007, but no later than the December 9, 2007 Compact deadline.

In addition, we continue to finalize our plans for a permanent casino on the Seneca Buffalo Creek Territory.  Our ability to complete, and the timing of the opening of both the temporary and permanent Seneca Buffalo Creek Casinos will depend on various factors, including existing legal challenges.  Reference is made to our Form 10-K for the year ended September 30, 2006 for a description of the legal proceedings relating to our planned Seneca Buffalo Creek Casino.  See also “Part II. Item 1 - Legal Proceedings” for material developments regarding certain of these proceedings.  In the event that we are able to open a casino in Erie County, this casino will be owned and operated by SEGC.

The Seneca Buffalo Creek Casino permanent facility is expected to initially feature:

•                  1,900 to 2,200 slot machines;

•                  30 to 50 table games;

•                  a fine dining restaurant;

•                  a 24-hour casual dining restaurant;

•                  a bar;

•                  a multi-purpose room with entertainment seating for approximately 500 guests;

•                  one retail store; and

•                  a 2,500-space parking garage.

Our cost estimate of approximately $125.0 million to construct and equip the permanent Seneca Buffalo Creek Casino, or casino features as outlined above may change as we finalize the design for the permanent Seneca Buffalo Creek Casino.  We intend to operate the permanent Seneca Buffalo Creek Casino in a manner that will complement both Seneca Niagara Casino and Hotel and Seneca Allegany Casino.

Marketing.     We use an integrated marketing strategy to attract and retain our patrons and to brand the Seneca name as the premier gaming and entertainment experience in Western New York.  We coordinate our marketing events to maximize the quality and length of stay of patron visits and, in the future will do so, to minimize competition among our gaming and entertainment facilities.  With the opening of the luxury hotel and related amenities at the Seneca Niagara Casino and the planned March 2007 opening of the resort hotel at Seneca Allegany Casino, we have increased and intend to further increase our marketing efforts in the region, including areas of New York outside of the Niagara Falls and Salamanca areas, in Pennsylvania and Ohio, and Toronto.  Upon its opening, the permanent Seneca Buffalo Creek Casino will benefit from our increasing patron base from outside the immediate region.

Current, Continued and Future Reliance on Cash Flow.     We intend to fund the maintenance of our facilities and our current and planned expansion projects from our cash flow and cash on hand.  We currently rely and will continue to rely on our ability to generate cash flow from operations to service our debt financing.

Seasonality.     Due to the continued construction and expansion activity during our initial years of operation, we have not yet been able to clearly determine the effect, if any, of seasonality on our operations.

Overall Outlook.     Since the opening on December 31, 2002 of the Seneca Niagara Casino, we have invested significantly in the development, expansion and maintenance of our gaming properties. In the remainder of fiscal 2007, investments are planned to continue with the expected opening of our 212-room resort hotel and amenities at Seneca Allegany Casino by  March 31, 2007, the planned opening of our temporary Seneca Buffalo Creek Casino, and the planned start of construction of our permanent Seneca Buffalo Creek Casino.

We believe the Western New York hotel, entertainment and gaming markets are significantly underserved, and our exclusivity, as provided in the Nation’s Compact with the State of New York, gives us the opportunity to serve these markets by providing our patrons with unique entertainment and gaming experiences. In addition, the March 2006 opening of our hotel at Seneca Niagara Casino and Hotel has enabled us to penetrate a wider geographic area and attract higher-end gaming patrons, providing us with a competitive advantage.

We believe we are the premier gaming operator in western New York state, and in the areas of northern Pennsylvania and Ohio within our primary and secondary markets. To further that objective, and to provide for expanded opportunities in the convention and tourism markets, we continue to proceed with a master planning process for the Niagara Falls, Allegany and Buffalo gaming and related facilities. A principal goal is for each of these facilities to complement each other, offering diverse gaming, hotel and entertainment experiences for our guests.

Critical Accounting Policies and Estimates

There have been no changes in critical accounting policies and estimates since the filing of our 2006 Form 10-K for the year ended September 30, 2006.

Operating Results - Three Months Ended December 31, 2006 Compared to the Three Months Ended December 31, 2005

Operating Results

	Three Months Ended
	December 31,
	2006	2005
	(Unaudited, Dollars in Thousands)

Net revenue	$140,179	$108,916

Operating expenses:
Gaming	32,980	28,040
Food and beverage	11,297	8,810
Lodging	2,367	—
Retail, entertainment and other	3,570	3,012
Advertising, general and administrative	35,258	31,420
Pre-opening costs	4,679	3,056
Depreciation	11,076	7,071

Operating income	$38,952	$27,507

The most important factors and trends contributing to our operating performance during the three months ended December 31, 2006 and 2005 were:

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

•                  Our ability to enroll over 1.2 million patrons in our cross-property Seneca Link Player’s Card program, which has increased our ability to use effective direct mail and targeted marketing programs to establish patron loyalty to the Seneca brand at a profitable level.

•                  Our mix of slot machines, which we believe is superior to our competition and includes the latest product introductions by leading United States and international slot manufacturers.

•                  Our use of current information technology, including “ticket-in/ticket-out” slot machines, automated ticket redemption machines, player tracking system enhancements and the on-going development of a Seneca brand inter-property progressive link.

•                  Our ability to operate at a high margin, which we achieve through the careful monitoring and control of labor costs and the effective use of our marketing and advertising expenditures.

Detailed Revenue Information

	Three Months Ended
	December 31,
	2006	2005
	(Unaudited, Dollars in Thousands)

Gaming revenue:
Slots	$121,185	$94,687
Table games	20,002	15,244
Keno	86	108

Gaming revenue	141,273	110,039

Non-gaming revenue:
Food and beverage	13,269	9,786
Lodging	4,658	—
Retail, entertainment and other	5,245	4,722

Non-gaming revenue	23,172	14,508
Less promotional allowances and credits	(24,266)	(15,631)

Net revenue	$140,179	$108,916

Our gaming revenue for the three months ended December 31, 2006 increased relative to the comparable period in the prior year, due to (a) the opening of the additional gaming space at Seneca Niagara Casino and Hotel on December 15, 2005, which added approximately 950 slot machines and 21 table games to our operations, (b) Seneca Allegany Casino’s addition of 119 slot machines, primarily during the fourth quarter of 2005, and (c) continued growth in our patron base.  The opening of our luxury hotel at Seneca Niagara Casino and Hotel supported our increased gaming revenue for the three months ended December 31, 2006 in relation to the prior year quarter, enabling us to utilize more effective marketing and promotional programs.  As of December 31, 2006, our gaming operations featured an aggregate 141 table games and 6,520 slot machines, representing a net increase of 34 table games and 1,302 slot machines from December 31, 2005.  During these periods, the number of patrons enrolled in our Seneca Link Player’s Card program has steadily increased.  As of December 31, 2006, we had over 1.2 million patrons enrolled, an increase of approximately 247,000 patrons, or 25% over the number of enrolled members at December 31, 2005.

Our net gaming revenue, which excludes promotional slot credits of $9.4 million and $6.5 million in the quarters ended December 31, 2006 and 2005, respectively, increased $28.4 million, or 27%.  During the three months ended December 31, 2006, Seneca Niagara Casino and Hotel’s net gaming revenue increased $26.9 million, or 39%, principally attributable to the casino expansion and supported by the new luxury hotel and amenities.  Of this increase, $22.1 million was due to increased net slot revenue.  The $2.9 million increase in promotional slot credits was principally due to increased slot play, along with slightly higher redemptions resulting from a marketing promotion during November 2006 which allowed patrons to exchange a portion of their player’s club points for promotional slot credits.  Seneca Allegany Casino’s net gaming revenue for the quarter ended December 31, 2006 was $35.4 million, an increase of $1.5 million, or 4%, from the quarter ended December 31, 2005, mainly due to increased net slot revenue between the two periods.   The revenue growth at Seneca Allegany Casino for the quarter ended December 31, 2006 was negatively impacted by on-going construction disruption, particularly while we were transitioning from our temporary gaming floor to our new permanent gaming floor during December 2006.

Our food and beverage revenue and retail revenue have increased in direct relation to our increase in gaming revenue.  There is a direct relationship between our food and beverage revenue and retail revenue to our gaming revenue because a significant portion of this revenue is generated from players’ point redemptions.

For the three months ended December 31, 2006 and 2005, 59% and 61%, respectively, of our food and beverage revenue and 85% and 88% of our retail revenue, respectively, represented players’ point redemptions.  For the three months ended December 31, 2006, our consolidated food and beverage revenue increased $3.5 million, or 35% over the same period in 2005, to $13.3 million.

Seneca Niagara Casino and Hotel’s food and beverage revenue for the quarter ended December 31, 2006 increased $3.3 million, or 49%, in relation to the comparable prior year period, mainly due to the net addition of three restaurants and two full-service bars, in conjunction with the opening of our expanded gaming space and a portion of the luxury hotel in late December 2005.

Lodging revenue represents rentals of rooms in the luxury hotel in Niagara Falls, which partially opened in late December 2005, and completely opened on March 31, 2006.  For the three months ended December 31, 2006 our occupancy percentage was approximately 85%, based upon the average number of rooms available during the period.  Complimentary rooms accounted for approximately 72% of our occupied rooms.

For the three months ended December 31, 2006, our retail, entertainment and other revenue increased by $0.6 million in relation to the comparable 2005 period.  This increase was primarily attributable to higher entertainment revenue of $0.6 million at our Seneca Niagara Casino and Hotel, due to an increased number of headline concerts at the Seneca Events Center during the quarter ended December 31, 2006.

Detailed Operating Expenses Information

	Three Months Ended
	December 31,
	2006	2005
	(Unaudited, Dollars in Thousands)

Operating expenses
Gaming	$32,980	$28,040
Food and beverage	11,297	8,810
Lodging	2,367	—
Retail, entertainment and other	3,570	3,012
Advertising, general and administrative	35,258	31,420
Pre-opening costs	4,679	3,056
Depreciation and amortization	11,076	7,071
Operating expenses	$101,227	$81,409

Gaming expenses principally consist of costs incurred from operating our table games and slot machines, of which the primary components are related payroll and employee benefit costs, and the slot exclusivity fee due to New York State pursuant to the Compact.   The slot exclusivity fee increased by $4.2 million from $16.5 million for the three months ended December 31, 2005 to $20.7 million for the three months ended December 31, 2006, due to higher net slot revenues.  In addition, gaming-related wages increased $0.8 million or 9% in relation to the prior year quarter primarily due to certain wage increases and additional staffing to support the increased number of table games.

Food and beverage expenses are costs we incur for the operation of our restaurants, snack bars and beverage outlets.  The primary components of these expenses are the cost of food and beverage products and related payroll and employee benefit expenses.  For the quarter ended December 31, 2006, food and beverage product costs increased $1.0 million due to higher revenue, mostly attributable to our additional new restaurants at Seneca Niagara Casino and Hotel.  Food and beverage payroll and benefits increased $1.5 million in relation to the same quarter in the prior year, due principally to the increased staffing related to the opening of three additional restaurants, two additional bars and a nightclub, in conjunction with the luxury hotel expansion at Seneca Niagara Casino and Hotel.

Lodging expenses represent our costs to operate SNFGC’s luxury hotel.  The components of these expenses include payroll and other employee benefit expenses, guest amenity supplies, laundry and other expenses.

Retail, entertainment and other expenses represent our costs to operate our retail shops and entertainment offerings.  The components of these expenses include related payroll and employee benefit costs, the purchase of products offered for sale in our retail outlets, and contract costs for entertainers.  For the three months ended December 31, 2006, these costs increased approximately $0.6 million, or 19%, over the comparable 2005 period, due principally to a $0.5 million increase in headline entertainment costs in the current year’s quarter at the Seneca Niagara Casino and Hotel.

Advertising, general and administrative expenses are incurred to support our operations.   These expenses consist primarily of related payroll and employee benefits costs, regulatory, advertising, rent, marketing, insurance, legal and energy costs.  For the three months ended December 31, 2006 and 2005, such costs were $35.3 million and $31.4 million, respectively, an increase of $3.9 million, or 12%.  The increase was mainly attributable to a $1.6 million increase in related payroll and benefits costs, primarily in the facilities and maintenance areas, $0.5 million increase in energy costs, a $0.2 million increase in the head lease expense with the Nation, a $1.2 million increase in advertising costs supporting entertainment and other amenities, primarily at Seneca Niagara Casino and Hotel, a $0.3 million increase in regulatory costs and a $0.2 million increase in insurance costs.

Pre-opening expenses are non-recurring costs incurred to support the expected opening of new facilities.  For the three months ended December 31, 2006 and 2005, such costs were $4.7 million and $3.1 million, respectively, an increase of $1.6 million.  The increase was mainly due to $3.8 million in head lease expense in the quarter ended December 31, 2006 related to SEGC’s  lease of land on the Seneca Buffalo Creek Territory for the construction and operation of the Seneca Buffalo Creek Casino, partially offset by the absence of pre-opening costs in the current quarter relating to Seneca Niagara Casino and Hotel, which opened in late December 2005.

For the three months ended December 31, 2006 and 2005, depreciation and amortization expense was $11.1 million and $7.1 million, respectively, an increase of $4.0 million, or 57%.  This increase was attributable to the opening of our additional gaming and retail space and luxury hotel at Seneca Niagara Casino and Hotel, which cost approximately $234.0 million and was completely placed into service on March 31, 2006.

Non-Operating Expenses

The following table summarizes information related to interest on our long-term debt:

	Three Months Ended
	December 31,
	2006	2005
	(Unaudited, Dollars in Thousands)

Interest expense	$8,563	$7,749

Our interest expense for the three months ended December 31, 2006 increased $0.8 million over the three months ended December 31, 2005.  This increase was primarily attributable to a $0.8 million reduction in the amount of interest capitalized in the quarter ended December 31, 2006 in relation to the 2005 quarter.  Capitalized interest relating to construction projects for the quarters ended December 31, 2006 and 2005 was $1.3 million and $2.1 million, respectively, and are recorded as components of net property and equipment within the accompanying consolidated balance sheets.

Liquidity and Capital Resources

Cash Flows

	Three Months Ended
	December 31,
	2006	2005
	(Unaudited, Dollars in Thousands)

Net cash provided by operations	$31,124	$20,255

Cash flows relating to investing activities:
Capital expenditures	(68,399)	(58,700)
Payments for land acquisitions	(2,125)	(12,663)
Payment to collateralize letter of credit	(240)	(34,055)
Sales (purchases) of investments, net	22,700	(1,909)
Net cash used in investing activities	(48,064)	(107,327)

Cash flows relating to financing activities:
Payment of deferred financing costs	—	(345)
Distributions paid to the Nation	(8,000)	(4,585)
Net cash used in financing activities	(8,000)	(4,930)

Net decrease in cash and cash equivalents	$(24,940)	$(92,002)

Cash Flows—Operating Activities.     The $10.9 million increase in cash flows from operations during the three months ended December 31, 2006 compared to the same period in 2005 resulted principally from a $10.2 million increase in net income over the prior year, principally due to the positive financial impact of the luxury hotel and expanded gaming and amenities at Seneca Niagara Casino and Hotel.

Cash Flows—Investing Activities.     Our capital expenditures of $68.4 million during the three months ended December 31, 2006 were mainly comprised of $50.5 million of costs associated with the construction and equipping of the resort hotel and permanent gaming and amenities at the Seneca Allegany Casino and $11.0 million related to final close-out of the luxury hotel at Seneca Niagara Casino.  The remaining capital expenditures were principally for the acquisition of equipment for existing casino operations and building an additional parking lot at Seneca Niagara Casino and Hotel.  Sales and purchases of investments represent transactions in short-term investments of excess cash in instruments having a maturity of more than 90 days.

On July 13, 2006, we acquired through condemnation approximately 18 acres of land and trade fixtures appurtenant thereto from Fallsite, LLC (“Fallsite”) and Fallsville, LLC (“Fallsville”) for an aggregate initial advance payment of $18.0 million. The land is a portion of the land in the City of Niagara Falls, New York designated under the Compact for ownership by the Nation.  We intend to acquire the remaining approximate five acres of the approximate 50 acres in the City of Niagara Falls, New York so designated.  Under the Compact, the Nation is required to fund the acquisition of this property, including all related costs and expenses.  As initial security for the Nation’s obligations to pay site acquisition costs and in furtherance of the ongoing condemnation proceeding, the Company was required to deliver, and has delivered, to the Empire State Development Corporation, or ESDC, a letter of credit in the amount of $33.5 million representing 150% of the then estimate of the total remaining site acquisition costs not yet paid by the Company.  If the estimate of such site acquisition costs increases or if certain other events occur, the Company may have to provide an additional letter of credit or replace the existing one with one for a larger monetary amount or, if acceptable to the ESDC, provide a supplemental cash escrow amount.  The current required letter of credit amount is approximately $25.8 million. This outstanding letter of credit is 100% collateralized by a cash deposit in an interest-bearing restricted account with a bank.  In conjunction with the Fallsite acquisition transaction referenced above, on July 10, 2006, $7.7 million was drawn under the letter of credit as partial funding of the purchase and the balance was paid from our operating cash.  Pursuant to the New York State Eminent Domain Procedure Laws, the New York state courts will determine the final purchase price to be paid to

Fallsite and Fallsville.  On July 26, 2006, each of Fallsite and Fallsville filed notice of claims seeking $40 million and $35 million, respectively, for their land and trade fixtures.  We have been informed that appraisals for the land and trade fixtures prepared by ESDC’s appraisers are $12.3 million and $5.2 million, respectively.  If the New York state courts determine that the value for the land and trade fixtures is higher than what ESDC has determined to be their values, then we would be liable for the difference and potentially also responsible for certain additional costs and payments to Fallsite and Fallsville, such as their attorney fees. The additional 18 acres of recently-acquired land has not yet been transferred to the Nation. We can provide no assurance that, upon transfer of such land to the Nation, restricted fee status for such land will be sought by the Nation or, if sought, approved.

Cash Flows—Financing Activities.     Effective September 1, 2006, the Company declared a cash distribution of $26.0 million to the Nation, payable in thirteen equal installments of $2.0 million, beginning in September 2006.  Effective December 11, 2006, the Company declared an additional cash distribution of $20.0 million to the Nation, payable in ten equal installments of $2.0 million, beginning in December 2006.

Principal Debt Arrangements.     As of December 31, 2006, our long-term debt consists of $300.0 million in 2004 senior notes and $200.0 million in 2005 senior notes.  The senior notes carry a fixed annual interest rate of 7¼% and semi-annual interest payments are due on May 1 and November 1.

On May 23, 2005, we issued an additional $200.0 million in 7¼% senior notes due 2012, Series B, or the 2005 senior notes.  The 2005 senior notes are treated as a single class with the 2004 senior notes and are identical to the 2004 senior notes, except for certain tax attributes and prior to November 1, 2005 the amount of interest accrued thereon.  Gross proceeds on the 2005 senior notes were approximately $193.0 million.  The gross proceeds of the 2005 senior notes were, or will be, used to (a) pay in full and terminate on May 23, 2005, the senior secured term loan, or the Term Loan, made by Freemantle Limited, or Freemantle, to SNFGC in November 2002, for a negotiated amount of approximately $126.7 million, representing $80.0 million in outstanding principal and approximately $46.7 million for interest on such principal, at a prescribed interest rate, that would have otherwise been payable if the Term Loan had not been paid on May 23, 2005, but was instead paid 18½ months prior to its November 22, 2007 stated maturity (resulting in a reduction of future interest payments that would have otherwise been payable under the Term Loan if it had not been paid in full, by approximately $18.0 million), (b) to fund certain costs associated with the expansion of our operations, (c) to pay $5.2 million in fees and expenses associated with the offering of the 2005 senior notes, including the related exchange offer, and (d) for general corporate purposes.  Interest on the 2004 and 2005 senior notes is payable semi-annually on November 1 and May 1.  The 2004 and 2005 senior notes are unsecured and rank equally.  As of December 31, 2006, aggregate accrued interest on the 2004 and 2005 senior notes was $6.0 million.

We expect cash generated from our operations, available cash and cash equivalents and short-term investments as of December 31, 2006 to be sufficient to fund our expansion plans described below, service our debt, and meet our working capital requirements for at least the next 12 months.  However, our ability to fund our operations, make planned capital expenditures and service our debt depends on our future operating performance, cash flow and cash distributions to our owner, the Nation (which distributions are subject to the restrictions and limitations set forth in the indenture governing the 2004 and 2005 senior notes), which are in turn subject to prevailing economic conditions, and to financial, business and other factors, some of which are beyond our control.  Additionally, unlike traditional corporations, we are prohibited by law from generating cash through an offering of equity securities.  Also, our ability to incur additional indebtedness is limited under the terms of the indenture governing the 2004 and 2005 senior notes.

We are highly leveraged and have significant interest payment requirements on our 2004 and 2005 senior notes.  As such, limitations on our capital resources could force us to delay or abandon capital projects as well as the construction and development of new properties.

Expansion Plans

During the next 18 months, we plan to make substantial capital improvements to our gaming facilities.  We recently completed construction of the permanent gaming floor at the Seneca Allegany Casino and are constructing a 212-room resort hotel at this property.  The permanent casino floor was officially opened on December 28, 2006 and we expect to open the hotel with related amenities by March 31, 2007.  We estimate the total cost to complete the resort hotel and permanent casino to be from $156.0 million to $167.0 million.

We commenced construction of our Seneca Buffalo Creek Casino on December 8, 2005.  The cost to construct and equip the permanent facility is expected to be approximately $125.0 million, and is planned to initially feature 1,900 to 2,200 slot machines, 30 to 50 table games, a fine dining restaurant, a 24-hour casual dining restaurant, a bar, a multi-purpose room for entertainment and other events, a retail store and a 2,500-space parking garage. As previously noted, we plan to open a temporary Class III gaming facility and to commence gaming operations on the Seneca Buffalo Creek Territory in May 2007, although existing legal challenges may delay such opening.  Reference is made to our Form 10-K for the year ended September 30, 2006 for a description of certain legal proceedings relating to our planned Seneca Buffalo Creek Casino.  See also “Part II. Item 1 – Legal Proceedings” for material developments regarding certain of these proceedings.

Regulation

Our operations are regulated by Nation laws, the Compact and federal statutes, most notably the Indian Gaming Regulatory Act, or IGRA.  Several bills have been proposed during the current and recent sessions of Congress that could affect Indian gaming.  Most notably, Senator McCain’s S. 2078, the Indian Gaming Regulatory Act Amendments of 2006 and Congressman Pombo’s (R-CA) H. 4893, Restricting Indian Gaming to Homelands of Tribes Act of 2006, propose additional regulations for tribes and more restrictions on “off-reservation” gaming.  Also, the administration has published proposed regulations relative to off-reservation gaming.  Certain of such bills and regulations, if enacted, could impair the ability of the Nation and SGC to expand its gaming operations and adversely impact the future growth of the Nation’s revenue base.  In addition, from time to time, various government officials have proposed taxing Indian casino gaming or otherwise limiting or restricting the conduct of gaming operations by Indian tribes.  No assurance can be given that such legislation, if and when enacted by Congress, would not have a material adverse effect on the operations of SGC.  If Congress were to enact comprehensive amendments to the IGRA, such legislation could have a material adverse effect on the operations of SGC.  In addition, under federal law, gaming on the Nation’s lands may be dependent upon the permissibility under New York law of certain forms of gaming or similar activities.  If New York State were to make various forms of gaming illegal or against public policy (or the courts were to similarly rule), or otherwise to take a legal position adverse to SGC, such actions could have a material adverse effect on our ability to conduct our gaming operations as currently conducted.  Moreover, a 1996 U.S. Supreme Court decision may permit a state to avoid or refuse to negotiate amendments to existing compacts such as the Compact.

New Accounting Pronouncements

There are no accounting standards that have not yet been adopted which are expected to have a material impact on our financial reporting

Item 3.                                                           Quantitative and Qualitative Disclosures About Market Risk

Reference is made to our 2006 Annual Report on Form 10-K for a complete discussion of the Company’s market risk.  This market risk information has not materially changed in the interim period.

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

The Company’s management, under the supervision and with participation of our President and Chief Executive Officer and Chief Financial Officer (as our principal executive officer and principal financial officer, respectively), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our President and Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures as of December 31, 2006 provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15 or 15d-15 or otherwise that occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Consistent with information previously reported in our Form 10-K for the year ended September 30, 2006, on August 24, 2005, SNFGC filed a complaint against Klewin and BankNorth, as joint defendants, in the Superior Court for the Judicial District of New London, Connecticut. The suit was filed to obtain immediate injunctive relief in conjunction with the pending demand for arbitration by SNFGC related to Klewin ‘s failure to make required payments to the subcontractors for the construction of Seneca Niagara Casino’s new luxury hotel. SNFGC filed the complaint in order to enjoin the defendants from utilizing approximately $14.6 million paid by SNFGC into an account with BankNorth in the name of Klewin, which was set up by SNFGC principally for the purpose of paying Klewin’s subcontractors (including the architect) on the construction project. SNFGC was subsequently informed by Klewin that approximately $14.6 million paid by SNFGC into the account was “swept” by BankNorth and, as a result, several subcontractors (including the architect) were not paid by Klewin. Among other things, the complaint seeks temporary and permanent injunctive relief requiring that the defendants return to the account the approximate $14.6 million that has been removed from that account and temporary and permanent injunctive relief enjoining defendants from utilizing the approximate $14.6 million that has been removed from the account, other than for payment of Klewin’s subcontractors on the construction projects.  We subsequently advanced funds directly to the architect and to the Seneca Construction Management Corporation for payment to the remaining subcontractors.

As a material development for the quarter ended December 31, 2006 (and consistent with information previously reported in our Form 10-K for the year ended September 30, 2006), on December 1, 2006, the court granted SNFGC’s motion for an attachment pendente lite to the value of $11.2 million, which motion applied to all real property, bank accounts, and other assets owned by Klewin (other than the bank account at issue).  Klewin filed a notice of appeal on December 7, 2006, and the court has subsequently held that the attachment will not be stayed pending appeal.

SNFGC and STGC, as assignees v. T.D. BankNorth, N.A. (Niagara County Supreme Court; Index No. 124716)

Consistent with information previously reported in our Form 10-K for the year ended September 30, 2006, on December 23, 2005, SNFGC and STGC filed a complaint in Niagara County Supreme Court seeking to recover monies taken by BankNorth that were originally directed to the Klewin subcontractors and to the architect, along with an award of attorneys’ fees, under Section 77 of the New York Lien Law and under the theory of common law conversion.   SNFGC and STGC commenced the action as assignees of the claims of the subcontractors and the architect.  On February 27, 2006, BankNorth filed a motion to dismiss the action, claiming that the trust fund provisions of the New York Lien Law do not apply and the Connecticut action was filed first, before the New York action.  An order denying BankNorth’s motion to dismiss was filed on May 24, 2006.  BankNorth served its answer to SNFGC’s complaint on June 28, 2006, and also filed a motion to reargue and renew its prior motion to dismiss.

As a material development for the quarter ended December 31, 2006 (and consistent with information previously reported in our Form 10-K for the year ended September 30, 2006), on December 8, 2006, the court granted the defendant’s motion to reargue and granted the defendant’s previously denied motion for summary judgment.

We can provide no assurance that we will be able to recover all or any portion of the approximate $14.6 million at issue in the foregoing matters involving Klewin and BankNorth.

Citizens Against Casino Gambling v. Kempthorne (1:06-cv-00001-WMS (WDNY)) (formerly Citizens Against Casino Gambling v. Norton)

Consistent with information previously reported in our Form 10-K for the year ended September 30, 2006,  in January 2006, an action was filed in the United State District Court, Western District of New York by various plaintiffs against the United States Department of Interior, the National Indian Gaming Commission and three individuals in their official capacities as Secretary of the Interior, Acting Assistant Secretary of the Interior for Indian Affairs and Chairman of the National Indian Gaming Commission.  The action seeks declaratory and injunctive relief under the Administrative Procedure Act, the Declaratory Judgments Act, the National Historic Preservation Act (NHPA), the National Environmental Policy Act (NEPA) and the Indian Regulatory Gaming Act and is principally directed at the decisions and actions of the defendants that permit the construction and operation of our Seneca Buffalo Creek Casino.  The plaintiffs claim that the defendants have failed to comply with NEPA, NHPA, and IGRA and have requested that the Court take numerous actions including declaring that the lands acquired by the Nation pursuant to Seneca Nation Land Claims Settlement Act of 1990 (SNLCSA) are not gaming eligible Indian lands within the meaning of IGRA and declaring that the Nation’s Compact violates IGRA.  If the plaintiffs are successful, the Nation would be unable to conduct any gaming upon lands acquired pursuant to SNLCSA.

As a material development for the quarter ended December 31, 2006 (and consistent with information previously reported in our Form 10-K for the year ended September 30, 2006), on November 1, 2006 oral argument was heard on the defendant’s motion to dismiss for lack of jurisdiction, on the Nation’s amicus motion to dismiss based upon failure to join the Nation as a necessary party and sovereign immunity, and on the plaintiff’s motion for summary judgment.

Consistent with information previously reported in our Current Report on Form 8-K filed on January 17, 2007, on January 12, 2007, the District Court granted the defendant’s motion to dismiss for lack of subject matter jurisdiction, denied the Nation’s motion to dismiss (holding, in part, that the Nation was not a necessary party because the U.S. government’s interests were aligned with those of the Nation and that the U.S. government (through the U.S. Department of Justice) was vigorously defending the case), and denied, as moot, the plaintiff’s motion for summary judgment.  In reaching its decision to dismiss on the basis of a lack of subject matter jurisdiction, the Court determined that, notwithstanding the U.S. Department of Interior’s prior determination that the Nation’s Buffalo Creek Territory constitutes “Indian Lands” within the meaning of the IGRA, the National Indian Gaming Commission (NIGC) must make its own “Indian Lands” determination, and further ordered that the Nation’s 2002 gaming ordinance (which had been approved by the NIGC) be vacated insofar as it permits Class III gaming on the Nation’s Buffalo Creek Territory (the Court specifically limited its holding to the Nation’s Buffalo Creek Territory).

On January 29, 2007, the U.S. Department of Justice filed a motion for reconsideration.

Although the Court permitted the Nation to file a brief as amicus curiae, the Nation is not a party to this action, and as such, neither it nor SGC has the ability to direct or control any aspect of the litigation, including the Justice Department’s motion for reconsideration and any other motions or appeals relating to the Court’s January 12, 2007 decision or the NIGC’s “Indian Lands” determination referenced above.

SGC has previously disclosed that it intends to open the approximate 6,000 square foot temporary Seneca Buffalo Creek Casino in May 2007 and to thereafter commence construction of a permanent facility on the Buffalo Creek Territory.  SGC intends to continue with construction of the temporary facility during the pendency of the NIGC “Indian Lands” determination and any appeals from the Court’s January 12, 2007 decision, but SGC may be delayed in the opening of the temporary Seneca Buffalo Creek Casino by May 2007, or unable to conduct Class III gaming on the Buffalo Creek Territory, based upon the status and outcome of the NIGC “Indian Lands” determination referenced above, the Justice Department’s motion for reconsideration, and any other motions or appeals relating to the Court’s January 12, 2007 decision.

Scott v. Pataki (NYS Supreme Court, Erie County, Index No. 001189/06)

Consistent with information previously reported in our Form 10-K for the year ended September 30, 2006, on or about February 1, 2006, an action was filed in the New York Supreme Court, County of Erie, by various plaintiffs against George E. Pataki, in his official capacity as Governor of the State of New York; State Gaming Officials of the New York State Wagering Board; City of Buffalo; Common Council of the City of Buffalo; Anthony Masiello in his previous capacity as Mayor of Buffalo; Byron Brown in his capacity as Mayor of Buffalo; City of Buffalo Department of Public Works; Buffalo Sewer Authority; and Niagara Frontier Transportation Authority.  The action initially sought directive and injunctive relief under the State Environmental Quality Review Act (SEQRA); the First Parks, Recreation, Historic Preservation Law (PRHPL); First City Environmental Review Ordination (CERO); and Freedom of Information Law (FOIL) and is principally directed at the decisions and actions of the defendants in connection with our Seneca Buffalo Creek Casino.  The plaintiffs initially claimed that the defendants had failed to comply with SEQRA, PRHPL, CERO and FOIL and had requested that the Court take numerous actions including directing compliance with SEQRA, PRHPL, CERO and FOIL and restraining further action relating to the development of our Seneca Buffalo Creek Casino.  In June 2006, the plaintiffs amended their complaint to drop their claims against Governor Pataki, the State Gaming Officials and the Niagara Frontier Transportation Authority, and added the Buffalo City Department of Economic Development, Permits and Inspections as a party.  The amended complaint also dropped all claims except for the SEQRA and CERO claims.

As a material development for the quarter ended December 31, 2006 (and consistent with information previously reported in our Form 10-K for the year ended September 30, 2006), in October 2006, the plaintiffs moved for an injunction to prevent the Buffalo Creek Agreement with the City of Buffalo (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 14, 2006) from being executed and performed, but the motion was denied based upon the judge’s determination that the plaintiffs failed to show a likelihood of success on the merits.  The plaintiffs have appealed the denial of the injunction to the New York Supreme Court Appellate Division.  A hearing on the appeal is scheduled for February 22, 2007.

If the plaintiffs are successful, the Nation may be delayed in the completion of the Seneca Buffalo Creek Casino at this site or may be unable to complete the Seneca Buffalo Creek Casino at this site.  Certain of these plaintiffs are also plaintiffs in the federal lawsuit captioned Citizens Against Casino Gambling v. Kempthorne referenced above.

Warren v. United States (1:06-cy-00226-JTE (WDNY))

Consistent with information previously reported in our Form 10-K for the year ended September 30, 2006, on or about April 6, 2006, an action was filed in the United State District Court, Western District of New York, by Daniel T. Warren, a pro se plaintiff, against the United States of America, the United States Department of the Interior, the

NIGC, and five individuals in their official capacities as Acting Secretary of the Interior, Acting Assistant Secretary of the Interior for Indian Affairs and Chairman of the NIGC, as well as Governor George E. Pataki, as Governor of the State of New York, and Cheryl Ritchko-Buley, as Chairwoman of the New York State Racing and Wagering Board.  The action initially sought  declaratory and injunctive relief as to numerous matters including declaring that IGRA is unconstitutional, that the Compact violates IGRA, that the New York Constitution is not preempted by IGRA, that New York does not have the authority under state law to enter into a tribal state compact under IGRA, that certain actions of the defendants were not in accordance with law, and that certain lands purchased by the Nation were not subject to being taken into trust or restricted fee status under the SNLCSA or were not pursuant to settlement of a land claim within the meaning of IGRA; and enjoining the defendants from taking actions which would further casino gambling in the state of New York under IGRA or on any lands acquired by the Nation pursuant to SNLCSA. On August 16, 2006, the plaintiff amended his complaint bringing:  a Tenth Amendment challenge to IGRA;  a claim that the Compact violates IGRA by providing for gaming which is not otherwise lawful in New York; a claim that both the Compact and the statute authorizing the Governor of New York to enter into the Compact violate various provisions of the New York Constitution; and a claim that the United States has failed to promulgate regulations for gaming on off-reservation territory, in violation of its statutory duties.  The effect of such amendment was to limit the claims remaining in the case, by dropping many of the federal law claims in the original complaint.

As a material development for the quarter ended December 31, 2006 (and consistent with information previously reported in our Form 10-K for the year ended September 30, 2006), on December 1, 2006, the court heard argument on the plaintiff’s motion to join additional parties in which he sought to add as defendants (1) Barry E. Snyder, Sr., as President of the Seneca Nation of Indians; (2) John Pasqualoni, as President and CEO of SGC; (3) the Seneca Nation of Indians; and (4) SGC.

If the plaintiff is successful in this lawsuit, the Nation could be unable to conduct any gaming upon lands acquired pursuant to SNLCSA.

County of Erie v. City of Buffalo (NYS Supreme Court, Index No. 2006-10440)

Consistent with information previously reported in our Form 10-K for the year ended September 30, 2006, on November 6, 2006, a new action was brought in New York Supreme Court, County of Erie, by the County of Erie, New York, Joel Giambra (as County Executive), and Andrew Eszak (as Commissioner of the County of Erie Department of Environment and Planning), against the City of Buffalo, Mayor Byron Brown and the Buffalo Common Council seeking to invalidate the Buffalo Creek Agreement (on the basis that the City failed to refer the agreement to the County under Section 239-m of the New York State General Municipal Law.  The defendants filed a motion to dismiss on December 1, 2006, which is pending before the court.  If the plaintiffs are successful, the Nation may be delayed in the completion of the Seneca Buffalo Creek Casino or may be unable to complete the Seneca Buffalo Creek Casino as planned.

Item 1A.                                                  Risk Factors

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006, except as disclosed in this Form 10-Q, including without limitation, the risk factors relating to our Seneca Buffalo Creek Casino set forth in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” — “Executive Summary — Buffalo Creek Casino”.

Item 2.                                                           Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.                                                           Defaults Upon Senior Securities

Not applicable.

Item 4.                                                           Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.                                                           Other Information

As previously disclosed in a Current Report on Form 8-K filed with the SEC on February 7, 2007, John Pasqualoni, SGC’s President and CEO, and Joseph A. D’Amato, SGC’s Chief Operating Officer, both tendered their resignations for personal reasons effective as of February 7, 2007.

Also, as previously disclosed in a Current Report on Form 8-K filed with the SEC on February 7, 2007, the Board of Directors announced the appointment of Brian Hansberry as interim President and CEO of SGC and its subsidiaries.  Mr. Hansberry has consented to serve in all of the foregoing capacities.

On February 13, 2007, Michael Speller, SGC’s Senior Vice President of Gaming Operations, delivered written notice of voluntary termination pursuant to Section 5(e) of his employment agreement, with such termination to be effective as of June 19, 2007.

Item 6.                                                           Exhibits

(a)	Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S-K):

Exhibit No.	Description

10.1

Agreement between the City of Buffalo, New York, Seneca Gaming Corporation, Seneca Erie Gaming Corporation and the Seneca Nation of Indians, effective November 9, 2006 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 14, 2006).

10.2

Employment Agreement, dated December 15, 2006, and effective as of June 22, 2006, between SGC and Patrick M. Fox (incorporated by reference to Exhibit 10.29 to SGC’s Annual Report on Form 10-K filed with the SEC on December 18, 2006.

10.3

Separation Agreement between Seneca Gaming Corporation and John Pasqualoni effective February 7, 2007 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on February 7, 2007).

10.4

Separation Agreement between Seneca Gaming Corporation and Joseph D’Amato effective February 7, 2007 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on February 7, 2007).

31.1	Certification of Brian Hansberry, Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of Patrick M. Fox, Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (filed herewith).

32.1

Certification of Brian Hansberry, Principal Executive Officer and Patrick M. Fox, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

SENECA GAMING CORPORATION

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated February 13, 2007

/s/ Brian Hansberry
Brian Hansberry
Interim President and Chief Executive Officer
(Principal Executive Officer)

/s/ Patrick M. Fox
Patrick M. Fox
Chief Financial Officer
(Principal Financial and Accounting Officer)