Form 10-Q
period 2007-03-31
Seneca Gaming Corp
filed 2007-05-15
CIK 1296785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes ☐    No ☒

At May 14, 2007, the registrant had no outstanding shares of common stock. The registrant is wholly owned by the Seneca Nation of Indians.

ii

PART I.  FINANCIAL INFORMATION

Item I.                              Financial Statements

SENECA GAMING CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2007	September 30, 2006
	(Dollars in Thousands)
Assets
Current assets:
Cash and cash equivalents	$54,912	$78,195
Short-term investments	24,600	62,300
Receivables from affiliates	316	410
Other receivables, net	2,075	2,139
Inventories	3,504	2,734
Other current assets	7,527	6,268
Total current assets	92,934	152,046

Property and equipment, net	677,679	615,207
Restricted cash	14,579	25,800
Other long-term assets	60,096	47,323

Total assets	845,288	$840,376

Liabilities and Capital
Current liabilities:
Trade payables	6,193	4,939
Construction payables — SCMC	23,344	52,489
Distributions payable to Nation	24,000	24,000
Exclusivity fees payable	9,475	7,263
Accrued interest	15,104	15,104
Customer point liability	9,838	11,632
Accrued regulatory expenses	18,759	14,700
Other current liabilities	23,853	26,271
Total current liabilities	130,566	156,398

Long-term debt	494,847	494,347

Total liabilities	625,413	650,745

Capital:
Retained earnings	219,875	189,631

Total liabilities and capital	$845,288	$840,376

See accompanying notes to consolidated financial statements.

SENECA GAMING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
	(Dollars in Thousands)

Revenues

Gaming	$138,404	$126,615	$279,677	$236,653
Food and beverage	12,759	12,559	26,028	22,345
Lodging	4,587	1,521	9,245	1,582
Retail, entertainment and other	4,352	4,852	9,597	9,513
Less: Promotional allowances	(24,228)	(16,290)	(48,495)	(31,921)
Net revenues	135,874	129,257	276,052	238,172

Expenses

Gaming	36,440	32,859	69,421	60,899
Food and beverage	10,848	11,565	22,145	20,375
Lodging	2,229	1,388	4,596	1,492
Retail, entertainment and other	2,242	2,872	5,811	5,774
Advertising, general and administrative	36,871	32,423	72,129	63,848
Pre-opening costs	5,903	1,875	10,582	4,932
Depreciation and amortization	11,534	8,291	22,610	15,362

Total operating expenses	106,067	91,273	207,294	172,682

Operating income	29,807	37,984	68,758	65,490
Other non-operating expenses	—	—	(286)	—
Interest income	1,087	1,356	2,491	2,827
Interest expense	(7,959)	(7,214)	(16,522)	(14,906)

Net income	$22,935	$32,126	$54,441	$53,411

See accompanying notes to consolidated financial statements.

SENECA GAMING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	March 31,
	2007	2006
	(Dollars in Thousands)
Cash flows relating to operating activities:
Net income	$54,441	$53,411
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,610	15,362
Amortization of deferred financing costs and debt discount	1,615	1,585
Other	91	210

Change in operating assets and liabilities:
Current assets	(1,923)	(467)
Current liabilities	3,313	7,841

Net cash provided by operating activities	80,147	77,942

Cash flows relating to investing activities:
Purchases of property and equipment	(114,264)	(119,635)
Land acquisition costs	(15,250)	(15,946)
Drawdown/(payment) on letter of credit	11,221	(33,500)
Sales of investments, net	37,700	13,741

Net cash used in investing activities	(80,593)	(155,340)

Cash flows relating to financing activities:
Payment of deferred financing costs	—	(542)
Distributions paid to the Nation	(22,837)	(9,225)

Net cash used in financing activities	(22,837)	(9,767)

Net decrease in cash	(23,283)	(87,165)

Cash balances:
Beginning of period	78,195	142,467
End of period	$54,912	$55,302

See accompanying notes to consolidated financial statements.

SENECA GAMING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      Organization and Basis of Presentation

The consolidated financial statements include the accounts of Seneca Gaming Corporation, or SGC, and its wholly owned subsidiaries, or collectively, the Company.  In consolidation, all intercompany balances and transactions have been eliminated.  The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of SGC’s management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.  Operating results for the six months and three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended September 30, 2007.  For further information, reference is made to the consolidated financial statements and notes thereto included in SGC’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, or 2006 Form 10-K, as well as SGC’s other filings with the Securities Exchange Commission, or SEC, pursuant to the Securities Exchange Act of 1934, as amended, and the Securities Act of 1933, as amended.

SGC, which was formed on August 1, 2002, is wholly owned by the Seneca Nation of Indians, or the Nation, a federally recognized Indian nation.  SGC was organized by the Nation to operate and manage its Class III gaming activities on the Nation’s territories pursuant to the Indian Gaming Regulatory Act of 1988, or IGRA.  Under IGRA, federally recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal land, subject to, among other things, the negotiation of a compact with the affected state.  Pursuant to IGRA, the Nation entered into the Nation-State Gaming Compact with the State of New York in August 2002, or the Compact, which has been approved by the Federal Bureau of Indian Affairs, Department of the Interior.  The Compact expires in December 2016 and automatically renews for an additional seven year period unless either the Nation or the State of New York objects in writing, in which case the parties are required to negotiate in good faith to address the objecting party’s concerns, with only the issue of a party’s good faith subject to third party dispute resolution.  The Compact provides that its terms will remain in effect during the pendency of such negotiations  The Compact provides the Nation the right to conduct Class III gaming activities at three sites in the western region of the State of New York.  The right is exclusive, subject to certain limited exceptions.

The Nation’s Council, or the Council, acts as the Nation’s legislative authority, and acts on the Nation’s behalf with respect to SGC.  The Council enacted a gaming ordinance which established the Seneca Gaming Authority, or SGA, to regulate the gaming activities of SGC under the Compact.

The Council, at the request of the SGC Board of Directors, chartered three subsidiary corporations of SGC to operate the three sites authorized by the Compact.  In addition, the SGC Board of Directors hired the senior management of SGC, including the President and Chief Executive Officer, to oversee, develop, and manage the three sites.  The subsidiary corporations are as follows:

•              Seneca Niagara Falls Gaming Corporation, or SNFGC

•              Seneca Territory Gaming Corporation, or STGC

•              Seneca Erie Gaming Corporation, or SEGC

SNFGC was formed on August 1, 2002 to operate the Nation’s gaming activities in Niagara Falls, New York.  Operations at SNFGC’s casino, or Seneca Niagara Casino, commenced December 31, 2002.  On December 30, 2005, SNFGC officially opened the first 10 of 26 floors of rooms of its luxury hotel, which includes 35,000 square feet of additional gaming space, three new restaurants, three new retail stores and a 25,200 square-foot multi-purpose room and an additional 8,000 square feet of conference and banquet space.  On March 31, 2006, the remaining 16 floors of the luxury hotel, including a penthouse floor featuring one and two bedroom suites with butler service, were officially opened, along with a full-service spa, salon, fitness center and pool.  The luxury hotel is adjacent and connected to the Seneca Niagara Casino.  The entire complex, including the luxury hotel and the Seneca Niagara Casino, is referred to as the Seneca Niagara Casino and Hotel.

STGC was formed on September 20, 2003 to operate the Nation’s gaming activities near Salamanca, New York on its existing territorial land. Operations at STGC’s casino, the Seneca Allegany Casino, commenced May 1, 2004.  On December 28, 2006, a permanent 92,000 square feet gaming facility was opened, providing 37,000 square feet more gaming space than the original 55,000 square feet gaming facility.  The expansion project was completed on March 30, 2007, with the opening of a 212-room resort hotel, two fine dining restaurants, a spa and fitness center, and retail and other amenities.  The entire complex, including the Seneca Allegany Casino and resort hotel, is referred to as the Seneca Allegany Casino and Hotel.

SEGC was formed on August 9, 2003 to operate the Nation’s gaming activities in Erie County, New York.  On October 3, 2005, the Nation acquired approximately nine acres of land in the inner-harbor district of downtown Buffalo, New York.  SEGC commenced construction of its Seneca Buffalo Creek Casino on those nine acres on December 8, 2005.  The exclusive right, under the Compact, to establish and operate a third Class III gaming facility in Erie County may terminate if the Nation or SEGC fails to commence Class III gaming operations in Erie County by December 9, 2007.  SEGC expects to open the temporary Seneca Buffalo Creek Casino in Summer 2007 to satisfy the timing requirements set forth in the Compact.

2.                                      Long-Term Debt

Long-term debt, as described below, consists of the 2004 and 2005 7¼% senior notes.

7¼% Senior Notes

On May 5, 2004, SGC issued $300.0 million in 7¼% senior notes due 2012, or the 2004 senior notes.  On May 23, 2005, SGC issued an additional $200.0 million in 7¼% senior notes due 2012, Series B, or the 2005 senior notes.  The 2004 and 2005 senior notes are guaranteed by SNFGC, STGC and SEGC.  The 2005 senior notes are treated as a single class with the 2004 senior notes and are identical to the 2004 senior notes, except for certain tax attributes and prior to November 1, 2005 the amount of interest accrued thereon.   Interest on the 2004 and 2005 senior notes is payable semi-annually on May 1 and November 1.  The 2004 and 2005 senior notes are unsecured and rank equally.  As of March 31, 2007, aggregate accrued interest on the 2004 and 2005 senior notes was $15.1 million. The senior notes mature on May 1, 2012, are redeemable at SGC’s option in whole or in part at any time after May 1, 2008, at the redemption prices set forth in SGC’s Indenture, are subject to redemption requirements imposed by gaming laws and regulations and are required to be repurchased by SGC at the option of holders upon certain change of control events.

The Indenture governing the 2004 and 2005 senior notes contains certain financial and non-financial covenants.  The financial covenants include limitations on restricted payments, the incurrence of indebtedness and affiliate transactions, while the non-financial covenants include reporting obligations and compliance with laws and regulations.  As of March 31, 2007, SGC was in compliance with all covenants in the Indenture.

3.                                      Related-Party Transactions

Land Leases from the Nation

The Nation has entered into operating lease agreements (each a Head Lease) with each of SGC’s wholly owned subsidiaries, SNFGC, STGC and SEGC.  Due to the related party nature of these leases, which can be effectively modified by the Nation, SGC records monthly lease expense equal to the required payment amount for the respective month.  Lease payment increases under the Head Leases are restricted under the terms of the Indenture governing the senior notes.  These leases contain no renewal options or escalation clauses.

The SNFGC Head Lease (dated October 25, 2002) has a term of 21 years and covers use of the land and certain improvements existing at the commencement of such lease, principally structures formerly known as the Niagara Falls Convention Center and Lackey Plaza.   As of October 1, 2005, monthly lease payments under the SNFGC Head Lease were $1,287,500.  On December 11, 2006, the lease payments were increased by 3% effective October 1, 2006, to $1,326,125 per month, as approved by the board of directors of SGC and SNFGC.  The lease payments may be further increased by up to 3% each October 1, subject to approval  by the board of directors of SNFGC and compliance with the terms of the Indenture governing SGC’s senior notes.  Lease payments under the SNFGC Head Lease are payable only to the extent that sufficient funds are available, measured on an annual basis, from the net proceeds derived from the operation of the casino facilities and other related operations.  If on an annual basis sufficient funds are not available, any shortfall in the rent amount does not accumulate.

The STGC (effective as of May 1, 2004) and SEGC (effective as of April 1, 2006) Head Leases were formerly oral agreements, which were memorialized in writing on March 2, 2007.  Both of these Head Leases cover use of the land that is currently being used or is expected to be used in operating the Seneca Allegany Casino and Hotel and Seneca Buffalo Creek Casino, respectively.  The STGC and SEGC Head Leases are effective until the date 21 years after the commencement of the Nation’s Class III gaming operations under the Compact.  With respect to the STGC Head Lease, as of October 1, 2005, monthly lease payments were $1,287,500.  On December 11, 2006, the lease payments were increased by 3% effective October 1, 2006, to $1,326,125 per month, as approved by the board of directors of STGC.  With respect to the SEGC Head Lease, for the first six months of the term, SEGC made monthly lease payments of $520,000 to the Nation.  Effective October 1, 2006, the SEGC board of directors approved an increase to SEGC’s monthly lease payments to $1,250,000.  Each October 1, annual rent under both the STGC and SEGC Head Leases will increase to 103% of the prior year’s annual rent, provided that no increase in annual rent will be effective if it violates or results in a default under, any agreement, indenture, instrument or other commitment legally binding upon STGC or SEGC (or the Nation), or to which the leased premises are subject.  Under SGC’s Indenture, annual Head Lease payment increases in excess of 3% require a written opinion from an independent financial advisor stating that the terms of the transaction are fair, from a financial point of view, to the applicable SGC subsidiary.

Lease expense resulting from the above agreements were as follows for the three and six month periods ended March 31, 2007 and 2006:

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
	(In Millions of Dollars)

SNFGC	$4.0	$3.9	$8.0	$7.7

STGC	4.0	3.9	8.0	7.7

SEGC	3.8	0	7.5	0
	$11.8	$7.8	$23.5	$15.4

SNFGC and STGC both record the lease costs as a component of advertising, general and administrative costs in the accompanying consolidated statements of operations.  SEGC records the lease cost as a component of pre-opening costs in the accompanying consolidated statements of operations.

Other Related Party Transactions

SNFGC, STGC and SEGC have each entered into a construction management agreement with Seneca Construction Management Corporation, or SCMC, for the construction of the luxury hotel project at Seneca Niagara Casino, the construction of the resort hotel project at Seneca Allegany Casino, and construction of the SEGC temporary Seneca Buffalo Creek Casino, respectively.  SCMC is wholly-owned by the Nation.  For the three-month period and six-month period ended March 31, 2007, SNFGC, STGC and SEGC have collectively made payments to SCMC for construction management fees and other related costs of $1.8 million and $2.6 million, respectively.

SNFGC and STGC lease space within the Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel, respectively, for operation of poker rooms by Seneca Gaming & Entertainment, a Class II business enterprise of the Nation.  For the three-month periods ended March 31, 2007 and 2006, SGC recorded $0.2 million and $0.2 million of poker room rental income and fees, respectively, and for the six-month periods ended March 31, 2007 and 2006, SGC recorded $0.4 million and $0.4 million of rental income and fees, respectively.  At March 31, 2007 and 2006, SGC has recorded $0.3 million and $0.5 million, respectively, as a receivable from the Nation relating to poker room rentals and fees.

Effective September 1, 2006, SGC declared cash distributions to the Nation totaling $26.0 million, payable in thirteen equal monthly payments of $2.0 million beginning September 2006.  Effective December 1, 2006, SGC declared additional cash distributions to the Nation totaling $20.0 million, payable in ten equal monthly payments of $2.0 million beginning December 2006.  For the six months ended March 31, 2007, SGC paid cash distributions of $20.0 million to the Nation pursuant to the foregoing distribution declarations. The remaining declared cash distributions of $24.0 million which are payable on future payment dates are shown as ‘Distributions payable to Nation’ on the accompanying  consolidated balance sheets.

During the six months ended March 31, 2007 and 2006, SGC recorded distributions to the Nation of acquired real property of $1.4 million and $4.7 million, respectively, for use in its casino and other related entertainment operations.  Such distribution amounts were based on the acquisition cost of the real property.

In addition, SGC has recorded approximately $48.3 million in land and related acquisition costs as ‘Other long-term assets’ in the accompanying balance sheets as of March 31, 2007, which are expected to be transferred to the Nation.

SGC is charged by the Nation for SGA costs incurred by the Nation.  SGA costs charged to SGC were approximately $2.6 million for both the three months ended March 31, 2007 and 2006, respectively and $5.0 million and $4.9 million for the six months ended March 31, 2007 and 2006, respectively.  SGC also incurs costs, which are passed through to the Nation, for New York State gaming regulatory services, New York State Police services and Cattaraugus County Sheriff Department services.  SGC has recorded costs of approximately $2.0 million and $1.9 million for the three-month periods ended March 31, 2007 and 2006, respectively, and $4.0 million and $3.7 million for the six months ended March 31, 2007 and 2006, respectively, in connection with these services.  At March 31, 2007 and September 30, 2006, approximately $18.8 million and $14.7 million, respectively, of SGA, other regulatory, and police costs were recorded as current liabilities.

STGC leases office space in a building owned by the brother of Maribel Printup, a member of SGC’s board of directors.  For the three-month periods ended March 31, 2007 and 2006, such lease expense totaled $61,000 and $60,000, respectively, and for the six month period ended March 31, 2007 and 2006, such lease expense totaled $123,000 and  $119,000, respectively.

4.                                      Commitments and Contingencies

The Seneca Nation Compact

As part of its Compact, the Nation agrees to contribute to the State of New York a portion of the proceeds from the operation and conduct of each category of gaming device for which exclusivity exists, based upon the win of such machines (cash dropped into machines, after payouts but before expenses) and totaled on a cumulative quarterly basis to be adjusted annually at the end of the relevant calendar year.  The exclusivity fee to the State of New York for years 1-4 (through December 31, 2006) was 18.0% payable on an annual basis.  Thereafter, the exclusivity fee is 22.0% for years 5-7 (through December 31, 2009), payable on a semi-annual basis and 25.0% for years 8-14 (through December 31, 2016) payable on a quarterly basis.

Pursuant to the Compact, amounts due to New York State are payable by the Nation.  In February, 2005, SNFGC and STGC commenced monthly payments to the Nation of each entity’s prior month’s exclusivity fees.  For the three months ended March 31, 2007 and 2006, total exclusivity fees were $25.1 million and $19.2 million, respectively.  Of the $25.1 million exclusivity fee for the three months ended March 31, 2007, $18.0 million was attributable to SNFGC and $7.1 million was attributable to STGC. For the six months ended March 31, 2007 and 2006, total exclusivity fees were $45.8 million and $35.7 million, respectively.  Of the $45.8 million exclusivity fee for the six months ended March 31, 2007, $32.9 million was attributable to SNFGC and $12.9 million was attributable to STGC.

Planned Additional Casino Location and Other Expansion

As described in Note 1, the Compact provides the Nation the right to conduct Class III gaming activities at three sites in the western region of the State of New York.  The planned construction of the third casino, in Erie County, New York, as well as additional construction planned at the Seneca Allegany Casino and Hotel, will require significant capital outlays.  The amount and timing of these capital expenditures are dependent on various factors including certain Nation and other governmental approvals, the effects of legal and/or administrative proceedings, construction timelines, and the performance of SGC’s two operating casinos.

Distribution Agreement Obligations

On April 27, 2007, SGC entered into a Distribution Agreement among the Nation, the Seneca Nation of Indians Capital Improvements Authority, or the Authority, SGC and Wells Fargo Bank, as Trustee, in connection with the Authority’s issuance in two series (one tax exempt and the other taxable) of an aggregate principal amount of $159,495,000 special obligation bonds, or the 2007 Bonds.  The Distribution Agreement obligates SGC, subject to any contractual restrictions applicable to SGC (including those contained in the Indenture governing SGC’s 2004 and 2005 senior notes), to make monthly distributions to the Nation at the times and in the amounts necessary to enable the Authority to pay the debt service on the 2007 Bonds as required under the Authority’s indenture.  At the direction of the Nation and the Authority, SGC will pay such distributions directly to the Trustee.  The Authority’s debt service commences on June 1, 2007.  For the period from June 1, 2007 through December 1, 2007, the Authority’s debt service averages approximately $0.9 million per month. For the period from January 1, 2008 through December 1, 2013, the Authority’s debt service averages approximately $1.8 million per month. For the period from June 1, 2014 through December 1, 2023, the Authority’s debt service averages approximately $1.2 million per month. The foregoing debt service averages are based on scheduled payments of interest and principal under the Authority’s indenture and bonds and do not address the effects of any earlier call for redemption, by acceleration or otherwise.  The Distribution Agreement provides that neither the Trustee nor the Authority’s bondholders will have any recourse under the Distribution Agreement to any revenues, assets or property of SGC or its subsidiaries should SGC fail to comply with its distribution obligations.

Item 2.                           Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with the sections titled “Financial Statements” and “Notes to Consolidated Financial Statements” included elsewhere in this Quarterly Report on Form 10-Q.  References below to years are to fiscal years of SGC unless otherwise noted. SGC’s fiscal year is from October 1 through September 30.

Forward-Looking Statements

When used in this Quarterly Report on Form 10-Q, in other filings with the SEC, in our press releases or in our other public communications, the words “believe,” “estimate,” “anticipate,” “expect,” “contemplate,” “may,” “will” and similar expressions are intended to identify forward-looking statements.  Statements looking forward in time are included in this Quarterly Report on Form 10-Q pursuant to the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995.  Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially, including, but not limited to, the risk factors contained or referenced herein and in our other reports filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, including our 2006 Form 10-K.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their respectivedates.  We undertake no obligation to update these forward-looking statements to reflect events or circumstances occurring after their respective dates.

Overview

SGC is wholly owned by the Nation and chartered to manage and direct all of the Nation’s Class III gaming operations on the Nation’s territories.   The Nation entered into a Compact with New York State on August 18, 2002 that provides the Nation with the right to establish and operate three Class III gaming facilities in Western New York.  We opened our first Class III gaming facility, Seneca Niagara Casino and Hotel (then Seneca Niagara Casino), on Nation Territory in the City of Niagara Falls, New York on December 31, 2002, featuring Class III slot machines, table games and keno.  Our expanded facility at Seneca Niagara Casino and Hotel, including a 604-room luxury hotel with additional gaming space, three restaurants, events center, meeting and conference space, and a spa and salon was substantially open at December 31, 2005 and completely open at March 31, 2006.  This facility is operated by our wholly-owned subsidiary, SNFGC.  On May 1, 2004, we opened our second Class III gaming facility, Seneca Allegany Casino and Hotel (then Seneca Allegany Casino), on the Nation’s Territory in the City of Salamanca, New York.  This facility features Class III slot machines and table games.  This facility is operated by our wholly owned subsidiary, STGC.  On December 28, 2006, we officially opened our permanent gaming floor at Seneca Allegany Casino and Hotel, and on March 30, 2007 we officially opened our new 212-room resort hotel with two fine dining restaurants, a spa and fitness center, and retail and other amenities.  Under the Compact, the Nation has the right  to establish and operate a third Class III gaming facility to be located in Erie County, New York.  The Nation’s right is exclusive, subject to certain limited exceptions. On October 3, 2005, the Nation acquired approximately nine acres of land in the inner harbor district of Buffalo, New York (Buffalo Creek Territory).  We commenced construction of the Seneca Buffalo Creek Casino on those nine acres on December 8, 2005.  The Nation’s exclusivity rights, under the Compact, with respect to the establishment and operation of a third Class III gaming facility in Erie County may terminate if the Nation or SEGC fails to commence Class III gaming operations in Erie County by December 9, 2007.  We expect to open a temporary Class III gaming facility during Summer 2007, which we believe fulfills the Nation’s Compact obligations as to the third Class III gaming facility in order to maintain our exclusivity rights under the Compact.  See “Executive Summary — Seneca Buffalo Creek Casino” and “Part II. Item 1. — Legal Proceedings” for information regarding the status of and litigation related to our Seneca Buffalo Creek Casino.

Executive Summary

Our Current Operations.  We currently operate two Class III gaming facilities, Seneca Niagara Casino and Hotel, on Nation territory located in the City of Niagara Falls, New York, and Seneca Allegany Casino and Hotel, on the Nation’s Allegany territory located near the City of Salamanca, New York.  Our operations include gaming, dining, lodging, entertainment and retail.  For the three and six months ended March 31, 2007, approximately 94% of our net revenue was derived from our gaming activities.

Key Performance Indicators.  Our operating results are dependent on the volume of patrons at our casinos and our ability to attract them for repeat visits.

Seneca Niagara Casino and Hotel.  Seneca Niagara Casino and Hotel continues to rely primarily on drive-in and bus patrons from the Buffalo, Niagara Falls, and Rochester areas in New York and secondarily from the Erie, Pennsylvania area, Ohio and other parts of New York.  Since its partial opening on December 30, 2005, and with a more notable increase since final completion of the luxury hotel and amenities in March 2006, Seneca Niagara Casino and Hotel has experienced continuous growth in its patron base.  With the completion of our 604-room luxury hotel and related amenities in March 2006, we believe we have increased higher-end patron volume, gaming activity and length of stay, and extended our geographic penetration, and have appealed to a more diverse demographic base.  The total cost to construct and equip the luxury hotel was approximately $234.0 million.

Seneca Allegany Casino and Hotel.  Since opening on May 1, 2004, Seneca Allegany Casino and Hotel has experienced steady growth in its patron base, net revenue, and profitability.  Seneca Allegany Casino and Hotel has attracted patrons from the southern portion of Western New York, Erie and Pittsburgh, Pennsylvania, and Ohio.  From opening through March 31, 2007, approximately 68% of the casino’s patron base has come from outside of the State of New York.

On March 30, 2007, we opened a 212-room resort hotel, two fine dining restaurants, a 24-hour casual restaurant, retail and certain related amenities at Seneca Allegany Casino and Hotel.  On December 28, 2006, we officially opened the new permanent gaming floor. We expect that the total cost to construct and equip the resort hotel and permanent casino will be approximately $167.0 million.  As of March 31, 2007, we have capitalized approximately $151.9 million of costs related to this expansion project. We are converting the former approximate 120,000 square foot temporary casino structure into an events center with seating capacity for 1,700 people, along with additional administrative and support space. We estimate that the cost of this conversion, including extensive landscaping and façade enhancements, will be approximately $40 million.  We plan to fund this additional construction with cash flows from operations and cash on hand.  We estimate that the events center will open by the end of December 2007. We believe the new resort hotel, permanent casino and events center will provide a first-class gaming experience for our patrons, increase their length of stay and maintain the competitive position of this facility in light of competition in Pennsylvania, consisting principally of a new gaming facility that opened in Erie, Pennsylvania (Presque Isle Downs) in late February 2007, located approximately  80 miles from the Seneca Allegany Casino and Hotel and 120 miles from the Seneca Niagara Falls Casino and Hotel.

Seneca Buffalo Creek Casino.  On October 3, 2005, the Nation acquired approximately nine acres of land in the inner-harbor district of Buffalo, New York.  Initially, the nine acre parcel was bisected by a two-block section of a street owned by the City of Buffalo (Fulton Street).  In November 2006, we acquired the two-block section of Fulton Street from the City of Buffalo for a purchase price of $0.6 million.  In order to meet the requirements of the Compact, on December 8, 2005 we began construction of a temporary Class III gaming facility on the Seneca Buffalo Creek Territory.  We anticipate opening the temporary casino in Summer 2007, but no later than the December 9, 2007 Compact deadline. This temporary facility is expected to be approximately 6,000 square feet, and will feature approximately 125 slot machines and a snack bar.  The total cost to construct and equip the temporary facility is estimated to be $8.5 million.

In addition, we continue to finalize our plans for a permanent casino on the Seneca Buffalo Creek Territory.  The Seneca Buffalo Creek Casino permanent facility is expected to initially feature 1,900 to 2,200 slot machines, 30 to 50 table games, two fine dining restaurants, a conference and meeting room space, a 2,500-space parking garage and retail and other amenities. The total cost to construct and equip the permanent Seneca Buffalo Creek Casino is estimated to be $125 million.  Our estimates may change as we finalize the design and elements of the permanent Seneca Buffalo Creek Casino and related amenities.  We intend to operate the permanent Seneca Buffalo Creek Casino in a manner that will complement both Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel.

Our ability to complete, and the timing of the opening of both the temporary and permanent Seneca Buffalo Creek Casinos will depend on various factors, including existing legal challenges.  Reference is made to our 2006 Form 10-K for a description of the legal proceedings relating to our planned Seneca Buffalo Creek Casino.  See also “Part II. Item 1 - Legal Proceedings” for material developments regarding certain of these proceedings.  In the event that we are able to open a casino in Erie County, this casino will be owned and operated by SEGC.

Marketing.  We believe we are the premier gaming operator in Western New York and in the areas of northern Pennsylvania and Ohio located within our primary and secondary markets.  We use an integrated marketing strategy to attract and retain our patrons and to brand the Seneca name.  We coordinate our marketing events to maximize the quality and length of stay of patron visits and to minimize competition among our gaming facilities.  With the opening of the luxury hotel and related amenities at the Seneca Niagara Casino and Hotel and the resort hotel and related amenities at Seneca Allegany Casino and Hotel, we have increased and intend to further increase our marketing efforts in the region, including in areas of New York outside of the Niagara Falls and Salamanca areas, and in Pennsylvania, Ohio, and Toronto, Canada, and in areas outside the region including Michigan, Massachusetts and Connecticut.

Current, Continued and Future Reliance on Cash Flow.  We intend to fund the maintenance of our facilities and our current expansion projects from our cash flow and cash on hand.  We currently rely and will continue to rely on our ability to generate cash flow from operations to meet our debt and other obligations.

Seasonality.  Due to factors including continued construction and expansion activity during our initial years of operation, we have not yet been able to clearly determine the effect of seasonality on our operations.

Overall Outlook.  Since the opening on December 31, 2002 of the Seneca Niagara Casino, we have invested significantly in the development, expansion and maintenance of our gaming properties. In the remainder of fiscal 2007, investments are planned to continue with the conversion of the former Seneca Allegany temporary casino into an events center, and the planned opening of our temporary Seneca Buffalo Creek Casino.

We believe the Western New York hotel, entertainment and gaming markets are significantly underserved, and our exclusivity, as provided in the Nation’s Compact with the State of New York, gives us the opportunity to serve these markets by providing our patrons with unique entertainment and gaming experiences. In addition, we believe the March 2006 opening of our hotel at Seneca Niagara Casino and Hotel and the March 2007 opening of our resort hotel at Seneca Allegany Casino and Hotel has enabled and will continue to enable us to penetrate a wider geographic area and attract higher-end gaming patrons, providing us with a competitive advantage.

To assist us in maintaining our position as the premier gaming operator in western New York state and in the areas of northern Pennsylvania and Ohio within our primary and secondary markets, and to provide for expanded opportunities in the convention and tourism markets, we continue to proceed with a master planning process for the Niagara Falls, Allegany and Buffalo gaming and related facilities. A principal goal is for each of these facilities to complement each other, offering diverse gaming, hotel and entertainment experiences for our guests.

Critical Accounting Policies and Estimates

There have been no changes in critical accounting policies and estimates since the filing of our 2006 Form 10-K.

Operating Results - Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

Operating Results

	Three Months Ended March 31,
	2007	2006
	(Unaudited, Dollars in Thousands)

Net revenue	$135,874	$129,257

Operating expenses:
Gaming	36,440	32,859
Food and beverage	10,848	11,565
Lodging	2,229	1,388
Retail, entertainment and other	2,242	2,872
Advertising, general and administrative	36,871	32,423
Pre-opening costs	5,903	1,875
Depreciation	11,534	8,291

Operating income	$29,807	$37,984

The most important factors and trends affecting our operating performance during the three months ended March 31, 2007 and 2006 were:

Positive factors and trends

•                  Our continued expansion at and investment in both of our properties, most notably our December 31, 2005 partial opening and March 31, 2006 complete opening of the luxury hotel expansion project at Seneca Niagara Casino and the December 28, 2006 opening of the new permanent gaming floor at Seneca Allegany Casino and Hotel.

•                  Our ability to successfully market Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel to our primary and secondary markets located within 100 miles and 175 miles, respectively, of such casinos.

•                  Our ability to enroll approximately 1.3 million patrons in our cross-property Seneca Player’s Club program, which has increased our ability to use effective direct mail and targeted marketing programs to establish patron loyalty to the Seneca brand at a profitable level.

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

Negative factors and trends

•                    The impact of ongoing construction on operations at Seneca Allegany Casino and Hotel in preparation for the opening of the 212 room resort hotel and related amenities on March 30, 2007, and inclement winter weather during the quarter.

•                    A four percentage point increase in the slot exclusivity fee rate from 18% to 22%, effective January 1, 2007, pursuant to the Compact.

Detailed Revenue Information

	Three Months Ended March 31,
	2007	2006
	(Unaudited, Dollars in Thousands)

Gaming revenue:
Slots	$121,487	$108,400
Table games	16,801	18,101
Keno	116	114

Gaming revenue	138,404	126,615

Non-gaming revenue:
Food and beverage	12,759	12,559
Lodging	4,587	1,521
Retail, entertainment and other	4,352	4,852

Non-gaming revenue	21,698	18,932
Less promotional allowances and credits	(24,228)	(16,290)

Net revenue	$135,874	$129,257

Our gaming revenue for the three months ended March 31, 2007 increased relative to the comparable period in the prior year, due to (a) the complete opening of our luxury hotel and related amenities at Seneca Niagara Casino and Hotel on March 31, 2006, (b) additional marketing programs to attract more higher level gaming patrons, and (c) continued growth of our player database.  As of March 31, 2007, our gaming operations featured an aggregate 141 table games and 6,499 slot machines, representing a net increase of 17 table games and 243 slot machines from March 31, 2006.  During these periods, the number of patrons enrolled in our Seneca Player’s Club program has steadily increased.  As of March 31, 2007, we had approximately 1.3 million patrons enrolled, an increase of approximately 234,000 patrons, or 22% over the number of enrolled members at March 31, 2006.

Our net gaming revenue, which excludes promotional slot credits of $10.6 million and $5.3 million in the quarters ended March 31, 2007 and 2006, respectively, increased $6.5 million, or 5%.  During the three months ended March 31, 2007, Seneca Niagara Casino and Hotel’s net gaming revenue increased $7.0 million, or 8%, principally attributable to the casino expansion and supported by the new luxury hotel and amenities.  This increase reflected an $8.0 million growth in net slot revenue, which was partially offset by a $1.0 million decrease in net table games revenue, attributable to a lower table games hold percentage in the current quarter in relation to the comparable quarter in the prior year.  The $5.3 million increase in promotional slot credits was principally due to increased slot play, along with substantially higher redemptions resulting from our “Great Exchange” marketing promotion which alternated between our two casinos each month during the three months ended March 31, 2007, and allowed patrons to exchange a portion of their Seneca Player’s Club points for promotional slot credits.  Seneca Allegany Casino and Hotel’s net gaming revenue for the quarter ended March 31, 2007 was $35.4 million, a decrease of $0.5 million, or 1%, from the quarter ended March 31, 2006, mainly due to a lower table games hold percentage during the 2007 quarter. The revenue growth at Seneca Allegany Casino and Hotel for the quarter ended March 31, 2007 was also negatively impacted by inclement winter weather conditions during the quarter and by on-going construction disruption, as we made preparations for the opening of the new hotel and other amenities during March 2007.

Our food and beverage revenue has increased in direct relation to our increase in gaming revenue.  There is a direct relationship between our food and beverage revenue and our gaming revenue because a significant portion of this revenue is generated from Seneca Player’s Club point redemptions.

For the three months ended March 31, 2007 and 2006, 58% and 60%, respectively, of our food and beverage revenue, represented Seneca Player’s Club point redemptions.  For the three months ended March 31, 2007, our consolidated food and beverage revenue increased $0.2 million, or 2% over the same period in 2006, to $12.8 million.

Seneca Niagara Casino and Hotel’s food and beverage revenue for the quarter ended March 31, 2007 increased $0.1 million, or 2%, in relation to the comparable period for the prior year.

Lodging revenue represents rentals of rooms in the luxury hotel in Niagara Falls, which partially opened in late December 2005, and completely opened on March 31, 2006, along with nominal revenue from the resort hotel at Seneca Allegany Casino and Hotel, which officially opened on March 30, 2007.

For the three months ended March 31, 2007, our retail, entertainment and other revenue decreased by $0.5 million in relation to the comparable 2006 period.  This decrease was primarily attributable to lower retail revenue of $0.3 million at our Seneca Niagara Casino and Hotel, due to a higher level of complimentary sales in the comparable quarter in the prior year, which coincided with the opening of our luxury hotel and retail shops. For the three months ended March 31, 2007 and 2006, 83% and 85% of our retail revenue, respectively, represented Seneca Player’s Club point redemptions.

Detailed Operating Expenses Information

	Three Months Ended March 31,
	2007	2006
	(Unaudited, Dollars in Thousands)

Operating expenses:
Gaming	$36,440	$32,859
Food and beverage	10,848	11,565
Lodging	2,229	1,388
Retail, entertainment and other	2,242	2,872
Advertising, general and administrative	36,871	32,423
Pre-opening costs	5,903	1,875
Depreciation and amortization	11,534	8,291
Total Operating expenses	$106,067	$91,273

Gaming expenses principally consist of costs incurred from operating our table games and slot machines, of which the primary components are related payroll and employee benefit costs, and the slot exclusivity fee due to New York State pursuant to the Compact.   The slot exclusivity fee increased by $5.9 million from $19.2 million for the three months ended March 31, 2006 to $25.1 million for the three months ended March 31, 2007, due to higher net slot revenues, along with a four percentage point increase in the slot exclusivity fee rate from 18% to 22%, effective January 1, 2007, pursuant to the Compact. Approximately $4.6 million of the $5.9 million increase in slot exclusivity fees was due to the 4% increase in the rate under the Compact. In addition, gaming-related promotional expenses decreased $2.7 million in relation to the comparable 2006 quarter primarily due to a decrease in patron incentive points expense resulting from the expansion of our “Great Exchange” promotion in 2007, pursuant to which a significant number of Seneca Player’s Club points were converted into free slot play during each month of fiscal 2007.

Food and beverage expenses are costs we incur for the operation of our restaurants, snack bars and beverage outlets.  The primary components of these expenses are the cost of food and beverage products and related payroll and employee benefit expenses.  For the quarter ended March 31, 2007, food and beverage product costs decreased $0.6 million due to certain changes to menu mix, as well as other operational changes which have resulted in improved cost efficiency.

Lodging expenses primarily represent our costs to operate SNFGC’s luxury hotel.  The components of these expenses include payroll and other employee benefit expenses, guest amenity supplies, laundry and other expenses.  For the three months ended March 31, 2007, lodging expenses increased $0.8 million, or 61%.  This increase is principally due to operating the full hotel in Niagara Falls for the entire three month period in 2007, while for the quarter ended March 31, 2006 the luxury hotel was not fully opened until March 31, 2006.

Retail, entertainment and other expenses represent our costs to operate our retail shops and entertainment offerings.  The components of these expenses include related payroll and employee benefit costs, the cost of products offered for sale in our retail outlets, and contract costs for entertainers.  For the three months ended March 31, 2007, these costs decreased approximately $0.6 million, or 22%, over the comparable 2006 period, due principally to a $0.6 million decrease in headline entertainment costs in the current year’s quarter at the Seneca Niagara Casino and Hotel.

Advertising, general and administrative expenses are incurred to support our operations.   These expenses consist primarily of related payroll and employee benefits costs, regulatory, advertising, rent, marketing, insurance, legal and energy costs.  For the three months ended March 31, 2007 and 2006, such costs were $36.9 million and $32.4 million, respectively, an increase of $4.4 million, or 14%.  The increase was mainly attributable to a $1.9 million increase in related payroll and benefits costs primarily in the facilities and maintenance areas, and also included approximately $0.6 million in executive separation payments, $0.7 million in increased advertising costs supporting entertainment and other amenities, $0.6 million increase in energy costs, and $0.2 million increase in property taxes relating to SNFGC land purchases which have not yet been transferred to the Nation.

Pre-opening expenses are non-recurring costs incurred to support the expected opening of new facilities.  For the three months ended March 31, 2007 and 2006, such costs were $5.9 million and $1.9 million, respectively, an increase of $4.0 million.  The increase was mainly due to $3.8 million in head lease expense in the quarter ended March 31, 2007 related to SEGC’s lease of land on the Seneca Buffalo Creek Territory for the construction and operation of the Seneca Buffalo Creek Casino, along with costs to support the opening of Seneca Allegany Casino and Hotel’s resort hotel, partially offset by the absence of pre-opening costs in the current quarter relating to Seneca Niagara Casino and Hotel, which completely opened in late March 2006.

For the three months ended March 31, 2007 and 2006, depreciation and amortization expense was $11.5 million and $8.3 million, respectively, an increase of $3.2 million, or 39%.  This increase was attributable to the opening of our additional gaming and  retail space and luxury hotel at Seneca Niagara Casino and Hotel, which cost approximately $234.0 million and was completely placed into service on March 31, 2006, along with the addition of our permanent gaming floor at Seneca Allegany Casino and Hotel, which was placed in service on December 28, 2006.

Non-Operating Expenses

The following table summarizes information related to interest on our long-term debt:

	Three Months Ended March 31,
	2007	2006
	(Unaudited, Dollars in Thousands)

Interest expense	$7,959	$7,214

Our interest expense for the three months ended March 31, 2007 increased $0.7 million over the three months ended March 31, 2006.  This increase was primarily attributable to a $0.7 million reduction in the amount of interest capitalized in the quarter ended March 31, 2007 in relation to the comparable 2006 quarter.  Capitalized interest relating to construction projects for the quarters ended March 31, 2007 and 2006 was $1.9 million and $2.6 million, respectively, and are recorded as components of net property and equipment within the accompanying consolidated balance sheets.

Operating Results - Six Months Ended March 31, 2007 Compared to the Six Months Ended March 31, 2006

Operating Results

	Six Months Ended March 31,
	2007	2006
	(Unaudited, Dollars in Thousands)

Net revenue	$276,052	$238,172

Operating expenses:
Gaming	69,421	60,899
Food and beverage	22,145	20,375
Lodging	4,596	1,492
Retail, entertainment and other	5,811	5,774
Advertising, general and administrative	72,129	63,848
Pre-opening costs	10,582	4,932
Depreciation	22,610	15,362

Operating income	$68,758	$65,490

The most important factors and trends contributing to our operating performance during the six months ended March 31, 2007 and 2006 were similar to those noted above for the three month periods ended March 31, 2007 and 2006.

Detailed Revenue Information

	Six Months Ended March 31,
	2007	2006
	(Unaudited, Dollars in Thousands)

Gaming revenue:
Slots	$242,672	$203,086
Table games	36,803	33,345
Keno	202	222

Gaming revenue	279,677	236,653

Non-gaming revenue:
Food and beverage	26,028	22,345
Lodging	9,245	1,582
Retail, entertainment and other	9,597	9,513

Non-gaming revenue	44,870	33,440
Less promotional allowances and credits	(48,495)	(31,921)

Net revenue	$276,052	$238,172

Our gaming revenue for the six months ended March 31, 2007 increased relative to the comparable period last year due to (a) the opening of the additional gaming space at Seneca Niagara Casino and Hotel on December 15, 2005, which added approximately 950 slot machines and 21 table games to our operations, (b) the full six month impact of the complete opening of the luxury hotel at Seneca Niagara Casino on March 31, 2006, (c) the addition of 150 slot machines at Seneca Allegany Casino and Hotel, and (d) continued growth in our patron base.  As of March 31, 2007, our gaming operations featured an aggregate of 141 table games and 6,499 slot machines available to our patrons, representing a net increase of 17 table games and 243 slot machines from March 31, 2006.  During these periods, the number of patrons enrolled in our Seneca Player’s Club program has steadily increased.  As of March 31, 2007, we had approximately 1.3 million patrons enrolled, an increase of approximately 0.2 million patrons, or 22% over the number of enrolled members at March 31, 2006.

Our net gaming revenue, which excludes promotional credits of $20.0 million and $11.8 million in the six month periods ended March 31, 2007 and 2006, respectively, increased $34.9 million, or 16%, for the six months ended March 31, 2007 relative to the comparable six month period ended March 31, 2006.  During the six months ended March 31, 2007, Seneca Niagara Casino and Hotel’s net gaming revenue increased $33.9 million, or 22%, principally attributable to the casino expansion and supported by the new luxury hotel and its amenities.  Seneca Allegany Casino and Hotel’s net gaming revenue for the six months ended March 31, 2007 was $70.8 million, an increase of $0.9 million or 1% from the six months ended March 31, 2006.  This minimal increase reflects the negative financial impact of disruption relating to the construction of the resort hotel during the six months ended March 31, 2007, and inclement winter weather conditions during the three month period ending March 31, 2007.

Our food and beverage revenue and retail revenue have increased in direct relation to our increase in gaming revenue.  There is a direct relationship between our food and beverage revenue and our gaming revenue because a significant portion of this revenue is generated from players’ point redemptions.  For the six months ended March 31, 2007 and 2006, 58% and 60%, respectively, of our food and beverage revenue represented Seneca Player’s Club point redemptions.  For the six months ended March 31, 2007, food and beverage revenue increased $3.7 million, or 16% to $26.0 million versus the same period ended March 31, 2006.  For the six months ended March 31, 2007 Seneca Niagara Casino and Hotel generated an additional $3.5 million in food and beverage revenue versus the comparable period ended March 31, 2006, primarily due to the addition of three new restaurants and two bars opened in December 2005.  Seneca Allegany Casino and Hotel’s food and beverage revenue for the six months ended March 31, 2007 increased $0.2 million, or 4%, in relation to the comparable period ended March 31, 2006.

Lodging revenue represents rentals of rooms in the luxury hotel in Niagara Falls, which partially opened in December 2005, and completely opened on March 31, 2006.

For the six months ended March 31, 2007, our retail, entertainment and other revenue increased by $0.1 million in relation to the comparable 2006 period.  This increase was primarily attributable to a $0.6 million increase in entertainment revenue at our Seneca Niagara Casino and Hotel due to an increased number and quality of shows at the Seneca Events Center, partially offset by a $0.5 million decrease in retail revenues at both casinos, due to lower complimentary retail sales. For the six months ended March 31, 2007 and 2006, 85% and 87% of our retail revenue, respectively, represented Seneca Player’s Club point redemptions

Detailed Operating Expenses Information

	Six Months Ended March 31,
	2007	2006
	(Unaudited, Dollars in Thousands)

Operating expenses
Gaming	$69,421	$60,899
Food and beverage	22,145	20,375
Lodging	4,596	1,492
Retail, entertainment and other	5,811	5,774
Advertising, general and administrative	72,129	63,848
Pre-opening costs	10,582	4,932
Depreciation and amortization	22,610	15,362
Operating expenses	$207,294	$172,682

Gaming expenses principally consist of costs incurred from operating our table games and slot machines, of which the primary components are related payroll and employee benefit costs, and the slot exclusivity fee due to New York State pursuant to the Compact.  The slot exclusivity fee increased by $10.1 million from $35.7 million for the six months ended March 31, 2006 to $45.8 million for the six months ended March 31, 2007.  This was due to increased slot revenue, along with the four percentage point increase in the slot exclusivity fee effective January 1, 2007 pursuant to the Compact. Approximately $4.6 million of the $10.1 million increase in slot exclusivity fees was due to the 4% increase in the rate under the Compact.   In addition, gaming-related payroll and benefits costs increased $0.7 million in relation to the prior year six month period primarily due to the addition of the expanded gaming floor at Seneca Niagara Casino and Hotel, which opened December, 2005.  These increases were partially offset by a $3.0 million decrease in patron incentive points expense due to the expansion of our “Great Exchange” promotion in 2007, pursuant to which a significant number of Seneca Player’s Club points were converted into free slot play during each month of fiscal 2007.

Food and beverage expenses are costs incurred for the operation of our restaurants, snack bars and beverage outlets.  The primary components of these expenses are the cost of food and beverages and related payroll and employee benefit expenses.  For the six months ended March 31, 2007, food and beverage product cost increased $0.4 million associated with our revenue increase, and food and beverage payroll and benefits increased $1.2 million in relation to the six months ended March 31, 2006, due to the increased staffing related to the opening of three additional restaurants and two additional bars, in conjunction with the luxury hotel expansion at Seneca Niagara Casino and Hotel.

Lodging expenses primarily represent our costs to operate SNFGC’s luxury hotel, which completely opened on March 31, 2006.  The components of these expenses include payroll and other employee benefit expenses, guest amenity supplies, utilities and laundry and other expenses.   The increase in lodging expenses for the six months ended March 31, 2007 in relation to the comparable prior year period is due to operating the full hotel for all six months in the 2007 period.

Retail, entertainment and other expenses represent our costs to operate our retail shops and entertainment offerings.  The components of these expenses include related payroll and employee benefit costs, the cost of products offered for sale in our retail outlets, and contract costs for entertainers.  For the six months ended March 31, 2007 in relation to the same period in 2006, these costs remained relatively flat.

Advertising, general and administrative expenses are incurred to support our operations.   These expenses consist primarily of related payroll and employee benefits costs, regulatory, advertising, rent, marketing, insurance, legal and energy costs.  For the six months ended March 31, 2007 and 2006, such costs were $72.1 million and $63.8 million, respectively, an $8.3 million increase, or 13%.  The increase was mainly attributable to a $1.9 million increase in advertising costs in support of increased entertainment and other amenities at both casinos, a $1.2 million increase in energy costs reflecting the full six month impact of the expanded facilities at Seneca Niagara Casino and Hotel, a $0.6 million increase in property taxes for land acquisitions for SNFGC which have not yet been transferred to the Nation, a $0.4 million increase in regulatory costs in the six months ended March 31, 2007 over the same period in 2006, and a $4.1 million increase in labor and related costs and $1.9 million in other operational costs in support of expanded facilities at both casinos.

Non-Operating Expenses

The following table summarizes information related to interest on our long-term debt:

	Six Months Ended March 31,
	2007	2006
	(Unaudited, Dollars in Thousands)

Interest expense	$16,522	$14,906

Our interest expense for the six months ended March 31, 2007 increased $1.6 million over the six months ended March 31, 2006.  This increase was primarily attributable to lower capitalized interest related to our construction of the hotel at Seneca Niagara Casino and the hotel at Seneca Allegany Casino during the six months ended March 31, 2007 and 2006, which totaled $3.2 million and $4.7 million, respectively, and are recorded as components of net property and equipment within the accompanying consolidated balance sheets.

Liquidity and Capital Resources

Cash Flows

	Six Months Ended March 31,
	2007	2006
	(Unaudited, Dollars in Thousands)

Net cash provided by operations	$80,147	$77,942

Cash flows relating to investing activities:
Capital expenditures	(114,264)	(119,635)
Payments for land acquisitions	(15,250)	(15,946)
Drawdown/(payment) for letter of credit	11,221	(33,500)
Sales of investments, net	37,700	13,741
Net cash used in investing activities	(80,593)	(155,340)

Cash flows relating to financing activities:
Payment of deferred financing costs	—	(542)
Distributions paid to the Nation	(22,837)	(9,225)
Net cash used in financing activities	(22,837)	(9,767)

Net decrease in cash and cash equivalents	$(23,283)	$(87,165)

Cash Flows—Operating Activities.  The $2.2 million increase in cash flows from operations during the six months ended March 31, 2007 compared to the same period in 2006 resulted principally from a $1.0 million increase in net income over the prior year, principally due to the positive financial impact of the luxury hotel and expanded gaming and amenities at Seneca Niagara Casino and Hotel.

Cash Flows—Investing Activities.  Our capital expenditures of $114.3 million during the six months ended March 31, 2007 were mainly comprised of $78.0 million of costs associated with the construction and equipping of the resort hotel and permanent gaming and amenities at the Seneca Allegany Casino and Hotel and $12.1 million related to final close-out of costs of the luxury hotel at Seneca Niagara Casino.  The remaining capital expenditures were principally for the acquisition of equipment for existing casino operations and the construction of an additional parking lot at Seneca Niagara Casino and Hotel.  Sales and purchases of investments represent transactions in short-term investments of excess cash in instruments having a maturity of more than 90 days.

The Compact designates approximately 50 acres of land in the City of Niagara Falls, New York, for ownership by the Nation.  Except for certain streets owned by the City of Niagara Falls, New York, and a bike path owned by the New York State Department of Transportation, the acquisition of which properties is ongoing, SNFGC has acquired (for purposes of sale and transfer to the Nation), either through direct negotiated purchase from the owner(s) or through condemnation proceedings with the assistance of the Empire State Development Corporation, or ESDC, substantially all of the land designated in Appendix I of the Compact for potential acquisition by the Nation. Under the Compact, the Nation is required to fund the acquisition of such properties, including all related costs and expenses. As initial security for the Nation’s obligations to pay site acquisition costs and in furtherance of ongoing condemnation proceedings, we were required to deliver to ESDC, and delivered, a letter of credit in the amount of $33.5 million, representing 150% of the then estimate of the total remaining site acquisition costs not yet paid by SNFGC.  If the estimate of such site acquisition costs increases or if certain other events occur, SGC must provide an additional letter of credit or replace the existing one with one for a larger monetary amount or, if acceptable to ESDC, provide a supplemental cash escrow amount.  In July 2006, we acquired through condemnation approximately 18 acres of land and related trade fixtures from Fallsite, LLC, or Fallsite, and Fallsville, LLC, or Fallsville, for an aggregate initial advance payment of $18.0 million.  In conjunction with the Fallsite acquisition referenced above, in July 2006, $7.7 million was drawn under the letter of credit as partial funding of the purchase and the balance was paid from our operating cash.  In March 2007, an additional $11.5 million was drawn under the letter of credit to fund the acquisition of 18 additional parcels of land and certain improvements.  As a result of amounts drawn under the letter of credit to date, the current letter of credit amount has been reduced to approximately $14.3 million. This outstanding letter of credit is 100% collateralized by a cash deposit in an interest-bearing restricted account with a bank.

The amounts paid to condemnees from whom we have acquired property are deemed to be advanced payments.  Pursuant to the New York State Eminent Domain Procedure Law, New York state courts will determine the final purchase price to be paid to such condemnees.  In July 2006, each of Fallsite and Fallsville filed notice of claims seeking $40 million and $35 million, respectively, for their land and trade fixtures.  We have been informed that appraisals for the land and trade fixtures prepared by ESDC’s appraisers are $12.3 million and $5.2 million, respectively.  We expect other condemnees to challenge the advanced payment amounts determined by ESDC’s appraisers.  If the New York state courts determine that the value for the land and trade fixtures is higher than what ESDC has determined to be their values, then we would be liable for the difference and potentially also responsible for certain additional costs and payments to the applicable condemnee(s), such as their attorney fees.  The additional land we recently acquired has not yet been transferred to the Nation.  We can provide no assurance that, upon transfer of such land to the Nation, restricted fee status for such land will be sought by the Nation or, if sought, approved.

Cash Flows—Financing Activities.  Effective September 1, 2006, SGC declared a cash distribution of $26.0 million to the Nation, payable in thirteen equal installments of $2.0 million, beginning in September 2006.  Effective December 11, 2006, we declared an additional cash distribution of $20.0 million to the Nation, payable in ten equal installments of $2.0 million, beginning in December 2006.

Principal Debt Arrangements.  As of March 31, 2007, our long-term debt consists of $300.0 million in 2004 senior notes and $200.0 million in 2005 senior notes.  The senior notes carry a fixed annual interest rate of 7¼% and semi-annual interest payments are due on May 1 and November 1.

The 2004 and 2005 senior notes are unsecured and rank equally.  As of March 31, 2007 aggregate accrued interest on the 2004 and 2005 senior notes was $15.1 million.  The senior notes mature on May 1, 2012, are redeemable at our option in whole or in part at any time after May 1, 2008, at the redemption prices set forth in our Indenture, are subject to redemption requirements imposed by gaming laws and regulations and are required to be repurchased by us at the option of holders upon certain change of control events.

We expect cash generated from our operations, available cash and cash equivalents and short-term investments as of March 31, 2007 will be sufficient to fund our expansion plans described below, service our debt, and meet our working capital requirements and other commitments and obligations for at least the next 12 months.  However, our ability to fund our operations, make planned capital expenditures, service our debt and meet our other commitments and obliations depends on our future operating performance and cash flow (and may be impacted by any cash distributions to our owner, the Nation, in excess of those to be paid pursuant to existing commitments and obligations, such as distributions to pay or reimburse certain operating expenses, to pay declared distributions payable on future payment dates and to meet our obligations under the Distribution Agreement), which are in turn subject to prevailing economic conditions, and to financial, business and other factors, some of which are beyond our control.  Additionally, unlike traditional corporations, we are prohibited by law from generating cash through an offering of equity securities.  Also, our ability to make distributions to the Nation and to incur additional indebtedness is restricted under the terms of the indenture governing the 2004 and 2005 senior notes and the Distribution Agreement.

We are highly leveraged and have significant interest payment requirements on our 2004 and 2005 senior notes as well as other commitments and obligations.  As such, limitations on our capital resources could force us to delay or abandon capital projects as well as the construction and development of new properties.

Expansion Plans.  During the next 18 months, we plan to make substantial capital investments in our gaming facilities.

We recently completed construction of the permanent gaming floor at the Seneca Allegany Casino and a 212-room resort hotel and other amenities at this property.  The permanent casino floor was officially opened on December 28, 2006 and the resort hotel and related amenities opened on March 30, 2007.  We estimate the total cost to complete the resort hotel and permanent casino to be approximately $167.0 million. We now plan to proceed with the development of the next phase of construction at the Seneca Allegany Casino and Hotel, to include conversion of the former original casino into an approximate 1,700 seat events center with additional administrative and support space, and certain exterior improvements to the original casino, and the hotel and parking garage, including landscaping and other cosmetic improvements, at a total estimated cost of up to $40 million.  We estimate completion of the interior components of the original casino renovation by December 31, 2007.

As previously noted, we plan to open a temporary Class III gaming facility and to commence gaming operations on the Seneca Buffalo Creek Territory in Summer 2007.  In addition, we continue to finalize our plans for a permanent casino on the Seneca Buffalo Creek Territory.  The Seneca Buffalo Creek Casino permanent facility is expected to initially feature 1,900 to 2,200 slot machines, 30 to 50 table games, two fine dining restaurants, a conference and meeting room space, a 2,500-space parking garage and retail and other amenities. The total cost to construct and equip the permanent Seneca Buffalo Creek Casino is estimated to be $125 million.  Our estimates may change as we finalize the design and elements of the permanent Seneca Buffalo Creek Casino and related amenities.  We intend to operate the permanent Seneca Buffalo Creek Casino in a manner that will complement both Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel.

Our ability to complete, and the timing of, the opening of both the temporary and permanent Seneca Buffalo Creek Casinos will depend on various factors, including existing legal challenges.  Reference is made to our 2006 Form 10-K for a description of the legal proceedings relating to our planned Seneca Buffalo Creek Casino.  See also “Part II. Item 1 - Legal Proceedings” for material developments regarding certain of these proceedings.  In the event that we are able to open a casino in Erie County, this casino will be owned and operated by SEGC.

Distribution Agreement Obligations

On April 27, 2007, we entered into a Distribution Agreement among the Nation, the Seneca Nation of Indians Capital Improvements Authority, or the Authority, us and Wells Fargo Bank, as Trustee, in connection with the Authority’s issuance in two series (one tax exempt and the other taxable) of an aggregate principal amount of $159,495,000 special obligation bonds, or the 2007 Bonds.  The Distribution Agreement obligates us, subject to any contractual restrictions applicable to us (including but not limited to those contained in the Indenture governing our 2004 and 2005 senior notes) to make monthly distributions to the Nation at the times and in the amounts necessary to enable the Authority to pay the debt service on the 2007 Bonds as required under the Authority’s indenture. At the direction of the Nation and the Authority, we will pay such distributions directly to the Trustee. The Authority’s debt service commences on June 1, 2007.  For the period from June 1, 2007 through December 1, 2007, the Authority’s debt service averages approximately $0.9 million per month. For the period from January 1, 2008 through December 1, 2013, the Authority’s debt service averages approximately $1.8 million per month. For the period from June 1, 2014 through December 1, 2023, the Authority’s debt service averages approximately $1.2 million per month. The foregoing debt service averages are based on scheduled payments of interest and principal under the Authority’s indenture and bonds and do not address the effects of any earlier call for redemption, by acceleration or otherwise. The Distribution Agreement provides that neither the Trustee nor the Authority’s bondholders will have any recourse under the Distribution Agreement to any revenues, assets or property of SGC or its subsidiaries should we fail to comply with our distribution obligations.   Reference is made to our Current Report on Form 8-K filed with the SEC on May 1, 2007 for a description of the payment terms, including maturity dates and redemption terms, of the 2007 Bonds, and certain material terms of the Distribution Agreement.

Regulation

Our operations are regulated by Nation laws, the Compact and federal statutes, most notably the Indian Gaming Regulatory Act, or IGRA.  Several bills have been proposed during recent sessions of Congress that would have affected Indian gaming.  Most notably, in the most recent session of Congress, Senator McCain’s S. 2078, the Indian Gaming Regulatory Act Amendments of 2006 and Congressman Pombo’s (R-CA) H. 4893, Restricting Indian Gaming to Homelands of Tribes Act of 2006, proposed additional regulations for tribes and more restrictions on “off-reservation” gaming.  These bills contained provisions that would have grandfathered existing Indian gaming operations such as Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel.  Neither bill was passed by the either the House or Senate.  Also, the administration has published proposed regulations relative to off-reservation gaming.  Certain of such bills and regulations, if enacted, could impair the ability of the Nation and SGC to expand its gaming operations and adversely impact the future growth of the Nation’s revenue base.  In addition, from time to time, various government officials have proposed taxing Indian casino gaming or otherwise limiting or restricting the conduct of gaming operations by Indian tribes.  No assurance can be given that such legislation, if and when enacted by Congress, would not have a material adverse effect on the operations of SGC.  If Congress were to enact comprehensive amendments to the IGRA, such legislation could have a material adverse effect on our operations.

Under federal law, gaming on the Nation’s lands may be dependent upon the permissibility under New York law of certain forms of gaming or similar activities.  If New York State were to make various forms of gaming illegal or against public policy (or the courts were to similarly rule), or otherwise to take a legal position adverse to us, such actions could affect the ability of the Nation to conduct those forms of gaming under the Compact, which could have a material adverse effect on our ability to conduct gaming operations as currently conducted.

New Accounting Pronouncements

There are no accounting standards that have not yet been adopted which are expected to have a material impact on our financial reporting

Item 3.                           Quantitative and Qualitative Disclosures About Market Risk

Reference is made to our 2006 Annual Report on Form 10-K for a complete discussion of our market risk.  This market risk information has not materially changed in the interim period.

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

SGC’s management, under the supervision and with participation of our Interim President and Chief Executive Officer and Chief Financial Officer (as our principal executive officer and principal financial officer, respectively), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our Interim President and Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures as of March 31, 2007 provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15 or 15d-15 or otherwise that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.   OTHER INFORMATION

Item 1.                           Legal Proceedings

Seneca Niagara Falls Gaming Corporation v. Klewin Building Company, Inc. (American Arbitration No. 15 110 00691 05; Arbitration before the Arbitration Panel of James W. Gresens, Robert A. Dean, and S. Thomas Aiston (Arbitration))

Consistent with information previously reported in our 2006 Form 10-K, on October 15, 2003, SNFGC and Klewin Building Company, Inc. entered into an Owner-Design/Builder Agreement whereby Klewin agreed to design and build a hotel, casino and spa for SNFGC for a guaranteed maximum price of $153,048,497.  On August 10, 2005, SNFGC provided Klewin with a notice of default because of Klewin’s failure to pay the architect and Klewin’s acknowledgement that it would not deliver the project within the guaranteed maximum price.  A second notice of default was issued based on Klewin’s failure to pay its subcontractors. These matters have been the subject of arbitration proceedings pursuant to the arbitration clause in the contract.

As a material development in this matter, on May 7, 2007 the parties were to have commenced the arbitration hearing before the panel of arbitrators. Commencement of such hearing has been suspended in anticipation of an expected global settlement of this matter and related litigation between us and both Klewin and T.D. BankNorth, N.A. (which litigation is described in our 2006 Form 10-K and Quarterly Report on Form 10-Q for the quarter ended December 31, 2006). The details of such settlement, if applicable, will be described in a Current Report on Form 8-K upon execution of a definitive written agreement memorializing the terms of such settlement.  If the parties are unable to finalize a settlement, we anticipate commencement of the formal arbitration hearing at the earliest practicable date.

Citizens Against Casino Gambling v. Kempthorne (1:06-cv-00001-WMS (WDNY)) (formerly Citizens Against Casino Gambling v. Norton)

Consistent with information previously reported in our 2006 Form 10-K,  in January 2006, an action was filed in the United State District Court, Western District of New York by various plaintiffs against the United States Department of Interior, the National Indian Gaming Commission and three individuals in their official capacities as Secretary of the Interior, Acting Assistant Secretary of the Interior for Indian Affairs and Chairman of the National Indian Gaming Commission.  The action seeks declaratory and injunctive relief under the Administrative Procedure Act, the Declaratory Judgments Act, the National Historic Preservation Act (NHPA), the National Environmental Policy Act (NEPA) and the Indian Regulatory Gaming Act and is principally directed at the decisions and actions of the defendants that permit the construction and operation of our Seneca Buffalo Creek Casino.  The plaintiffs claim that the defendants have failed to comply with NEPA, NHPA, and IGRA and have requested that the Court take numerous actions including declaring that the lands acquired by the Nation pursuant to Seneca Nation Land Claims Settlement Act of 1990 (SNLCSA) are not gaming eligible Indian lands within the meaning of IGRA and declaring that the Nation’s Compact violates IGRA.  If the plaintiffs are successful, the Nation would be unable to conduct any gaming upon lands acquired pursuant to SNLCSA.

Consistent with information previously reported in our Quarterly Report on Form 10-Q for the quarter ended December 31, 2006 and our 2006 Form 10-K, on November 1, 2006 oral argument was heard on the defendant’s motion to dismiss for lack of jurisdiction, on the Nation’s amicus motion to dismiss based upon failure to join the Nation as a necessary party and sovereign immunity, and on the plaintiff’s motion for summary judgment.

As a material development for the quarter ended March 31, 2007, and consistent with information previously reported in our Current Report on Form 8-K filed with the SEC on January 17, 2007, on January 12, 2007, the District Court granted the defendant’s motion to dismiss for lack of subject matter jurisdiction, denied the Nation’s motion to dismiss (holding, in part, that the Nation was not a necessary party because the U.S. government’s interests were aligned with those of the Nation and that the U.S. government (through the U.S. Department of Justice) was vigorously defending the case), and denied, as moot, the plaintiff’s motion for summary judgment.  In reaching its decision to dismiss on the basis of a lack of subject matter jurisdiction, the Court determined that, notwithstanding the U.S. Department of Interior’s prior determination that the Nation’s Buffalo Creek Territory constitutes “Indian Lands” within the meaning of the IGRA, the National Indian Gaming Commission (NIGC) must make its own “Indian Lands” determination, and further ordered that the Nation’s 2002 gaming ordinance (which had been approved by the NIGC) be vacated insofar as it permits Class III gaming on the Nation’s Buffalo Creek Territory (the Court specifically limited its holding to the Nation’s Buffalo Creek Territory).

As a further material development, on April 20, 2007, aside from the Court’s decision to strike a sentence in the prior January 12, 2007 order stating that the Secretary of Interior’s interpretation of IGRA is entitled to no deference, the Court denied the U.S. Department of Justice’s motion for reconsideration holding that the defendants had not established any clear error in the Court’s earlier analysis or conclusions.

Consistent with information previously disclosed by SGC, the Nation is not a party to this action, and as such, neither it nor we have the ability to direct or control any aspect of the litigation, including any appeals from the Court’s April 20, 2007 decision or the NIGC’s “Indian Lands” determination referenced above.  We have previously disclosed that we intend to open the approximate 6,000 square foot temporary Seneca Buffalo Creek Casino in May 2007 and to thereafter commence construction of a permanent facility on the Buffalo Creek Territory.  Due in substantial part to the pending NIGC “Indian Lands” determination, we now anticipate opening the temporary Seneca Buffalo Creek Casino during Summer 2007.  We intend to continue with construction of the temporary facility during the pendency of the NIGC “Indian Lands” determination and any appeals from the Court’s April 20, 2007 decision, but we may be delayed in the opening of the temporary Seneca Buffalo Creek Casino by Summer 2007, or unable to conduct Class III gaming on the Buffalo Creek Territory, based upon the status and outcome of the NIGC “Indian Lands” determination referenced above, and any appeals relating to the Court’s April 20, 2007 decision.

Scott v. Pataki (NYS Supreme Court, Erie County, Index No. 001189/06)

Consistent with information previously reported in our 2006 Form 10-K, on or about February 1, 2006, an action was filed in the New York Supreme Court, County of Erie, by various plaintiffs against George E. Pataki, in his official capacity as Governor of the State of New York; State Gaming Officials of the New York State Wagering Board; City of Buffalo; Common Council of the City of Buffalo; Anthony Masiello in his previous capacity as Mayor of Buffalo; Byron Brown in his capacity as Mayor of Buffalo; City of Buffalo Department of Public Works; Buffalo Sewer Authority; and Niagara Frontier Transportation Authority.  The action initially sought directive and injunctive relief under the State Environmental Quality Review Act (SEQRA); the First Parks, Recreation, Historic Preservation Law (PRHPL); First City Environmental Review Ordination (CERO); and Freedom of Information Law (FOIL) and is principally directed at the decisions and actions of the defendants in connection with our Seneca Buffalo Creek Casino.  The plaintiffs initially claimed that the defendants had failed to comply with SEQRA, PRHPL, CERO and FOIL and had requested that the Court take numerous actions including directing compliance with SEQRA, PRHPL, CERO and FOIL and restraining further action relating to the development of our Seneca Buffalo Creek Casino.  In June 2006, the plaintiffs amended their complaint to drop their claims against Governor Pataki, the State Gaming Officials and the Niagara Frontier Transportation Authority, and added the Buffalo City Department of Economic Development, Permits and Inspections as a party.  The amended complaint also dropped all claims except for the SEQRA and CERO claims.

Consistent with information previously reported in our Form 10-Q for the quarter ended December 31, 2006 and in our 2006 Form 10-K, in October 2006, the plaintiffs moved for an injunction to prevent the Buffalo Creek Agreement with the City of Buffalo (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on November 14, 2006) from being executed and performed, but the motion was denied based upon the judge’s determination that the plaintiffs failed to show a likelihood of success on the merits.  The plaintiffs appealed the denial of the injunction to the New York Supreme Court Appellate Division.  As a material development in this matter, on March 16, 2007, the Appellate Division unanimously affirmed the denial of the injunction.

Neither the Nation nor SGC is a party to this action, and as such, neither it nor we have the ability to direct or control any aspect of the litigation.  If the plaintiffs are successful, the Nation may be delayed in the completion of the Seneca Buffalo Creek Casino at this site or may be unable to complete the Seneca Buffalo Creek Casino at this site.  Certain of these plaintiffs are also plaintiffs in the federal lawsuit captioned Citizens Against Casino Gambling v. Kempthorne referenced above.

Item 1A.                  Risk Factors

Our 2006 Form 10-K includes a detailed discussion of our risk factors. Set forth below and elsewhere in this Quarterly Report on Form 10-Q are material updates to certain risk factors included in our 2006 Form 10-K, and a new risk factor.

The two risk factors below update and restate risk factors disclosed in our 2006 Form 10-K.

If we are unable to retain our key personnel, our ability to execute our business strategy could be impaired.

The continued services of our key operating and executive personnel are important to our future success. The loss of the services of such key operating and executive personnel could have an adverse impact on us.  There can be no assurance that the services of such personnel will continue to be made available to us.  We do not maintain key person life insurance policies on any of our executives.  As previously disclosed in Current Reports on Form 8-K, effective February 7, 2007, John Pasqualoni, our President and Chief Executive Officer, and Joseph D’Amato, our Chief Operating Officer, resigned for personal reasons.  Brian Hansberry, our former General Manager of Seneca Niagara Casino and Hotel has been appointed as interim President and Chief Executive Officer. On February 13, 2007, Michael Speller, our Senior Vice President of Gaming Operations, delivered written notice of voluntary termination pursuant to his employment agreement, with such termination to be effective June 12, 2007.

We may not be able to generate enough cash flow to complete our current and future expansion projects.

We intend to fund a portion of our current and future expansion projects with cash flows from operations. There can be no assurance that we will be able to generate the required amount of cash from our operations to complete any or all of these projects. In addition, distributions to, and investments in, the Nation and its affiliates, as well as our obligation to make the distributions required by the Distribution Agreement, will result in our cash flow being diverted from our expansion projects.  If we are not able to generate enough cash to pay for our expansion projects, our projects may be delayed and we may need to find additional sources of funds, which may not be available on terms acceptable to us, if at all. Further, if we incur additional debt to cover the cost of our expansion projects, risks related to our indebtedness could intensify. If we cannot generate enough cash or find alternative sources of funding to expand our operations, our business, financial condition and results of operations could be materially adversely affected and we may not be able to make payments on our senior notes or to meet our distribution obligations under the Distribution Agreement.

The following is an addition to the risk factors described in our 2006 Form 10-K.

The current review by the NIGC of the Nation’s use of gaming revenues could materially adversely affect SGC’s operations.

In December 2006, the NIGC notified the Nation that it would be commencing a review of the Nation’s use of gaming revenues starting in January 2007.  The NIGC sent its inspection team on-site three times during February and March of 2007 to review Nation financial records for fiscal years 2005 and 2006.  On March 7, 2007, following a request by the Nation that the NIGC clarify the scope of documents its inspection team is reviewing, the NIGC issued a subpoena to obtain certain documents needed to complete their review.  On March 8, 2007, Nation and SGC staff met with the NIGC inspection team to obtain clarification on the scope of the review and the documents being sought.  The Nation has been cooperating with the NIGC inspection team and has made Nation and SGC staff available to answer questions that have arisen during the course of the inspection team’s review.  As of May 11, 2007, the NIGC’s review of the Nation’s use of net gaming revenues is ongoing.  The IGRA and NIGC’s implementing regulations do not provide a timeline within which the NIGC must complete its review.

Under IGRA net revenues from tribal gaming operations may only be used for the following purposes: (i) to fund tribal government operations or programs; (ii) to provide for the general welfare of the Indian tribe and its members; (iii) to promote economic development; (iv) to donate to charitable organizations; or (v) to help fund operations of local government agencies. Under IGRA tribal member distributions of net gaming revenues may only be made pursuant to a revenue allocation plan approved by the Bureau of Indian Affairs, Department of the Interior, or DOI. The Nation makes tribal member distributions from revenues it receives from SGC’s operating lease payments. If the NIGC or DOI determines that the tribal member distributions from the operating lease payments are distributions of net gaming revenues subject to IGRA’s requirements, it may attempt to take enforcement actions against the Nation.

IGRA provides for civil penalties for a violation of the provisions of IGRA or the regulations promulgated by the NIGC. Such civil enforcement actions include without limitation: notices of violation, issuance of temporary or permanent closure orders, and assessment of civil fines of up to $25,000 per violation. IGRA also provides for an opportunity for an appeal and hearing before the NIGC with respect to any civil penalty imposed. Judicial review also remains available. We cannot predict the outcome of the NIGC’s current review of the Nation’s use of net gaming revenues. If the NIGC determines that the Nation has violated IGRA and takes enforcement actions against the Nation, such actions may have a material adverse effect on SGC’s ability to conduct its gaming operations as currently conducted.

Reference is made to “Part II. Item 1. — Legal Proceedings” of this Quarterly Report for material updates to litigation described in our 2006 Form 10-K risk factor — “If our ability to operate Class III gaming facilities on land held in restricted fee were successfully challenged, it would have a material adverse effect on our ability to conduct gaming operations in Niagara Falls and Erie County pursuant to the Compact.”

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

10.1

Head Lease Agreement between Seneca Territory Gaming Corporation and the Seneca Nation of Indians dated February 28, 2007 (incorporated by reference to Exhibit 10.1 to SGC’s Current Report on Form 8-K filed on March 7, 2007).

10.2

Head Lease Agreement between Seneca Erie Gaming Corporation and the Seneca Nation of Indians dated February 28, 2007 (incorporated by reference to Exhibit 10.2 to SGC’s Current Report on Form 8-K filed on March 7, 2007).

10.3

Employment Agreement, dated April 10, 2007, and effective as of March 5, 2007, between the Seneca Gaming Corporation and Robert Victoria. (incorporated by reference to Exhibit 10.1 to SGC’s Current Report on Form 8-K filed on April 16, 2007).

10.4

Employment Agreement, dated April 12, 2007, and effective as of February 7, 2007, between the Corporation and E. Brian Hansberry (incorporated by reference to Exhibit 10.1 to SGC’s Current Report on Form 8-K filed on April 18, 2007).

10.5

Distribution Agreement, dated April 27, 2007, among the Seneca Nation of Indians, the Seneca Nation of Indians Capital Improvements Authority, Seneca Gaming Corporation and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 10.1 to SGC’s Current Report on Form 8-K filed on May 1, 2007).

31.1	Certification of E. Brian Hansberry, Principal Executive Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of Patrick M. Fox, Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (filed herewith).

32.1

Certification of E. Brian Hansberry, Principal Executive Officer and Patrick M. Fox, Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

SENECA GAMING CORPORATION

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated May 15, 2007

/s/ E. Brian Hansberry
E. Brian Hansberry
Interim President and Chief Executive Officer
(Principal Executive Officer)

/s/ Patrick M. Fox
Patrick M. Fox
Chief Financial Officer
(Principal Financial and Accounting Officer)