Form 10-Q
period 2007-06-30
Seneca Gaming Corp
filed 2007-08-14
CIK 1296785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes ☐   No ☒

At August 14, 2007, the registrant had no outstanding shares of common stock. The registrant is wholly owned by the Seneca Nation of Indians.

ii

PART I.  FINANCIAL INFORMATION

Item I.                                                              Financial Statements

SENECA GAMING CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	September 30,
	2007	2006
	(Dollars in Thousands)
Assets
Current assets:
Cash and cash equivalents	$54,605	$78,195
Short-term investments	19,600	62,300
Receivables from affiliates	116	410
Other receivables, net	2,308	2,139
Inventories	3,753	2,734
Other current assets	7,968	6,268
Total current assets	88,350	152,046

Property and equipment, net	689,102	615,207
Restricted cash	14,579	25,800
Other long-term assets	58,192	47,323

Total assets	850,223	$840,376

Liabilities and Capital
Current liabilities:
Trade payables	7,627	4,939
Construction payables — SCMC	15,990	52,489
Distributions payable to Nation	12,000	24,000
Exclusivity fees payable	9,082	7,263
Accrued interest	6,042	15,104
Customer point liability	9,909	11,632
Accrued regulatory expenses	18,494	14,700
Other current liabilities	25,567	26,271
Total current liabilities	104,711	156,398

Long-term debt	495,097	494,347

Total liabilities	599,808	650,745

Capital:
Retained earnings	250,415	189,631

Total liabilities and capital	$850,223	$840,376

See accompanying notes to consolidated financial statements.

SENECA GAMING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Dollars in Thousands)
Revenues

Gaming	$149,528	$134,549	$429,205	$371,203
Food and beverage	14,360	13,012	40,388	35,358
Lodging	6,555	3,470	15,800	5,052
Retail, entertainment and other	4,848	4,953	14,446	14,465
Less: Promotional allowances	(26,088)	(21,677)	(74,583)	(53,599)
Net revenues	149,203	134,307	425,256	372,479

Expenses

Gaming	40,332	33,341	109,752	94,240
Food and beverage	12,448	11,325	34,594	31,700
Lodging	3,347	2,168	7,943	3,658
Retail, entertainment and other	3,116	2,747	8,928	8,522
Advertising, general and administrative	37,548	33,420	109,676	97,268
Pre-opening costs	4,636	2,369	15,218	7,301
Depreciation and amortization	13,503	13,026	36,113	28,389

Total operating expenses	114,930	98,396	322,224	271,078

Operating income	34,273	35,911	103,032	101,401
Other non-operating income, net	4,006	—	3,720	—
Interest income	565	1,420	3,056	4,248
Interest expense	(9,502)	(9,073)	(26,024)	(23,979)

Net income	$29,342	$28,258	$83,784	$81,670

See accompanying notes to consolidated financial statements.

SENECA GAMING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	June 30,
	2007	2006
	(Dollars in Thousands)
Cash flows relating to operating activities:
Net income	$83,784	$81,670
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,113	28,389
Amortization of deferred financing costs and debt discount	2,424	2,389
Other	737	297

Change in operating assets and liabilities:
Current assets	(2,594)	(245)
Current liabilities	(3,188)	2,018

Net cash provided by operating activities	117,276	114,518

Cash flows relating to investing activities:
Purchases of property and equipment	(143,441)	(156,804)
Land acquisition costs	(17,852)	(16,773)
Decrease/(increase) in collateral for letter of credit	11,221	(33,500)
Sales of short-term investments, net	42,700	43,791

Net cash used in investing activities	(107,372)	(163,286)

Cash flows relating to financing activities:
Payment of deferred financing costs	—	(682)
Capital contribution from Nation	3,198	—
Distributions paid to the Nation	(36,692)	(9,747)

Net cash used in financing activities	(33,494)	(10,429)

Net decrease in cash	(23,590)	(59,197)

Cash balances:
Beginning of period	78,195	142,467
End of period	$54,605	$83,270

See accompanying notes to consolidated financial statements.

SENECA GAMING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      Organization and Basis of Presentation

The consolidated financial statements include the accounts of Seneca Gaming Corporation, or SGC, and its wholly owned subsidiaries, or, collectively, the Company.  In consolidation, all intercompany balances and transactions have been eliminated.  The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of SGC’s management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.  Operating results for the nine months and three months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended September 30, 2007.  For further information, reference is made to the consolidated financial statements and notes thereto included in SGC’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006, or 2006 Form 10-K, as well as SGC’s other filings with the Securities and Exchange Commission, or SEC, pursuant to the Securities Exchange Act of 1934, as amended, and the Securities Act of 1933, as amended.

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

The Council, at the request of the SGC Board of Directors, chartered three subsidiary corporations of SGC to own, develop and operate the three sites authorized by the Compact for Class III gaming. In addition, the SGC Board of Directors hired the senior management of SGC, including the President and Chief Executive Officer, to execute the corporations’ development and business plans, and to oversee and manage their operations. The subsidiary corporations are as follows:

•              Seneca Niagara Falls Gaming Corporation, or SNFGC

•              Seneca Territory Gaming Corporation, or STGC

•              Seneca Erie Gaming Corporation, or SEGC

SNFGC was formed on August 1, 2002 to own, develop and operate the Nation’s Class III gaming activities in Niagara Falls, New York.  Operations at SNFGC’s casino, or Seneca Niagara Casino, commenced December 31, 2002.  On December 30, 2005, SNFGC officially opened the first 10 of 26 floors of rooms of its luxury hotel, which includes 35,000 square feet of additional gaming space, three new restaurants, three new retail stores and a 25,200 square-foot multi-purpose room and an additional 8,000 square feet of conference and banquet space.  On March 31, 2006, the remaining 16 floors, including a penthouse floor featuring one and two bedroom suites with butler service, were officially opened, along with a full-service spa, salon, fitness center and pool.  The luxury hotel is adjacent and connected to the Seneca Niagara Casino.  The entire complex, including the luxury hotel and the Seneca Niagara Casino, is referred to as the Seneca Niagara Casino and Hotel.

On July 18, 2007, the Lewiston Golf Course Corporation, or LGCC, was formed by the Nation’s Council as a new wholly-owned subsidiary of SNFGC to own, develop and operate the SNFGC’s planned golf course in Lewiston, New York. The golf course under development is a Robert Trent Jones, Jr. designed course in the town of Lewiston, New York and is to include a related clubhouse, retail, and food and beverage operations.

STGC was formed on September 20, 2003 to operate the Nation’s gaming activities near Salamanca, New York on its existing territorial land. Operations at STGC’s casino, the Seneca Allegany Casino, commenced May 1, 2004.  On December 28, 2006, a permanent 92,000 square feet gaming facility was opened, providing 37,000 square feet more gaming space than the original 55,000 square feet gaming facility.  This expansion project was completed on March 30, 2007, with the opening of a 212-room resort hotel, two fine dining restaurants, a 24 hour casual restaurant, a spa and fitness center, and retail and other amenities.  The entire complex, including the Seneca Allegany Casino and resort hotel, is referred to as the Seneca Allegany Casino and Hotel.

SEGC was formed on August 9, 2003 to operate the Nation’s gaming activities in Erie County, New York.  On October 3, 2005, the Nation acquired approximately nine acres of land in the inner-harbor district of downtown Buffalo.  SEGC commenced construction of its Seneca Buffalo Creek Casino on those nine acres on December 8, 2005, and on July 3, 2007, commenced Class III gaming on such property, in a temporary facility, in fulfillment of the requirement set forth in the Nation’s Compact with the State of New York. The Nation’s exclusive right, under the Compact, to establish and operate a third Class III gaming facility in Erie County, New York may have terminated if the Nation or SEGC had failed to commence Class III gaming operations in Erie County by December 9, 2007.

2.                                      Long-Term Debt

Long-term debt, as described below, consists of the 2004 and 2005 7¼% senior notes.

7¼% Senior Notes

On May 5, 2004, SGC issued $300.0 million in 7¼% senior notes due 2012, or the 2004 senior notes.  On May 23, 2005, SGC issued an additional $200.0 million in 7¼% senior notes due 2012, Series B, or the 2005 senior notes.  The 2004 and 2005 senior notes are guaranteed by SNFGC, STGC and SEGC.  The 2005 senior notes are treated as a single class with the 2004 senior notes and are identical to the 2004 senior notes, except for certain tax attributes and prior to November 1, 2005 the amount of interest accrued thereon.   Interest on the 2004 and 2005 senior notes is payable semi-annually on May 1 and November 1.  The 2004 and 2005 senior notes are unsecured and rank equally.  As of June 30, 2007, aggregate accrued interest on the 2004 and 2005 senior notes was $6.0 million. The senior notes, which mature on May 1, 2012, are redeemable at SGC’s option in whole or in part at any time after May 1, 2008, at the redemption prices set forth in SGC’s Indenture, are subject to redemption requirements imposed by gaming laws and regulations and are required to be repurchased by SGC at the option of holders upon certain change of control events.

The Indenture governing the 2004 and 2005 senior notes contains certain financial and non-financial covenants.  The financial covenants include limitations on restricted payments, the incurrence of indebtedness and affiliate transactions, while the non-financial covenants include reporting obligations and compliance with laws and regulations.  As of June 30, 2007, SGC was in compliance with all covenants in the Indenture.

3.                                      Related-Party Transactions

Land Leases from the Nation

The Nation has entered into operating lease agreements (each a Head Lease) with each of SNFGC, STGC and SEGC.  Due to the related party nature of these leases, which can be effectively modified by the Nation, SGC records monthly lease expense equal to the required payment amount for the respective month.  Lease payment increases under the Head Leases are restricted under the terms of the Indenture governing the senior notes.  These leases contain no renewal options or escalation clauses.

The SNFGC Head Lease (dated October 25, 2002) has a term of 21 years and covers use of the land and certain improvements existing at the commencement of such lease, principally including structures formerly known as the Niagara Falls Convention Center and Lackey Plaza.  As of October 1, 2005, monthly lease payments under the SNFGC Head Lease were $1,287,500.  On December 11, 2006, the lease payments were increased by 3% effective October 1, 2006, to $1,326,125 per month, as approved by the board of directors of SGC and SNFGC.  The lease payments may be further increased by up to 3% each October 1, subject to approval by the board of directors of SNFGC, compliance with the terms of the Indenture governing SGC’s senior notes and compliance with the Distribution Agreement.  Lease payments under the SNFGC Head Lease are payable only to the extent that sufficient funds are available, measured on an annual basis, from the net proceeds derived from the operation of the casino facilities and other related operations.  If on an annual basis sufficient funds are not available, any shortfall in the rent amount does not accumulate.

The STGC (effective as of May 1, 2004) and SEGC (effective as of April 1, 2006) Head Leases were formerly oral agreements, which were memorialized in writing on March 2, 2007.  Both of these Head Leases cover use of the land which is currently being used or is expected to be used in operating the Seneca Allegany Casino and Hotel and Seneca Buffalo Creek Casino, respectively.  The STGC and SEGC Head Leases are effective until the date 21 years after the commencement of the Nation’s Class III gaming operations under the Compact.  With respect to the STGC Head Lease, as of October 1, 2005, monthly lease payments were $1,287,500.  On December 11, 2006, the lease payments were increased by 3% effective October 1, 2006, to $1,326,125 per month, as approved by the board of directors of STGC.  With respect to the SEGC Head Lease,  for the first six months of the term, SEGC made monthly lease payments of $520,000 to the Nation.  Effective October 1, 2006, the SEGC board of directors approved an increase to SEGC’s monthly lease payments to $1,250,000.  Each October 1, annual rent under both the STGC and SEGC Head Leases will increase to 103% of the prior year’s annual rent, provided that no increase in annual rent will be effective if it violates or results in a default under, any agreement, indenture, instrument or other commitment legally binding upon STGC or SEGC (or the Nation), or to which the leased premises are subject.  Under SGC’s Indenture, annual Head Lease payment increases in excess of 3% require a written opinion from an independent financial advisor stating that the terms of the transaction are fair, from a financial point of view, to the applicable SGC subsidiary.

Lease expense resulting from the above agreements were as follows for the three and nine month periods ended June 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In Millions of Dollars)
SNFGC	$4.0	$3.9	$11.9	$11.6

STGC	4.0	3.9	11.9	11.6

SEGC	3.8	1.6	11.3	1.6
	$11.8	$9.4	$35.1	$24.8

SNFGC and STGC both record the lease costs as a component of advertising, general and administrative costs in the accompanying consolidated statements of operations.  SEGC records the lease cost as a component of pre-opening costs in the accompanying consolidated statements of operations.  Subsequent to opening the temporary facility, this lease cost will be recorded as a component of advertising, general and administrative costs.

Other Related Party Transactions

SNFGC, STGC and SEGC have each entered into construction management agreements with Seneca Construction Management Corporation, or SCMC, for certain renovations and capital improvements at Seneca Niagara Casino, the construction of the resort hotel project at Seneca Allegany Casino, and construction of the SEGC temporary Seneca Buffalo Creek Casino, respectively.  SCMC is wholly owned by the Nation.  For the three-month period and nine-month period ended June 30, 2007, SNFGC, STGC and SEGC have collectively made payments to SCMC for construction management fees and other related costs of $0.9 million and $3.5 million, respectively.

SNFGC and STGC lease space within both Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel, respectively, for operation of poker rooms by Seneca Gaming & Entertainment, a Class II business enterprise of the Nation.  For the three-month periods ended June 30, 2007 and 2006, SGC recorded $0.1 million and $0.2 million of poker room rental income and fees, respectively, and for the nine-month periods ended June 30, 2007 and 2006, SGC recorded $0.5 million and $0.6 million of rental income and fees, respectively.  At June 30, 2007 and September 30, 2006, SGC has recorded $0.1 million and $0.4 million, respectively, as a receivable from the Nation relating to poker room rentals and fees.

Effective September 1, 2006, SGC declared cash distributions to the Nation totaling $26.0 million, payable in thirteen equal monthly payments of $2.0 million beginning September 2006.  Effective December 1, 2006, SGC declared additional cash distributions to the Nation totaling $20.0 million, payable in ten equal monthly payments of $2.0 million beginning December 2006.  For the nine months ended June 30, 2007, SGC paid cash distributions of $32.0 million to the Nation pursuant to the foregoing distribution declarations. The remaining declared cash distributions of $12.0 million which are payable on future payment dates are shown as ‘Distributions payable to Nation’ on the accompanying  consolidated balance sheets.  In addition to the declared cash distributions, SGC distributed $1.7 million under its Distribution Agreement, dated April 27, 2007, for the Seneca Nation of Indians Capital Improvements Authority special obligation bonds, and $3.0 million for wastewater treatment improvements, for nine months ended June 30, 2007.

On July 14, 2007 SGC declared an additional cash distribution of $5.0 million, to be paid to the Nation on or before July 31, 2007.  The distribution was paid to the Nation on July 30, 2007.

During the nine months ended June 30, 2007 and 2006, SGC distributed to the Nation acquired real property of $1.5 million and $4.9 million, respectively for use in its casino and other related entertainment operations.  Such distribution amounts were based on the acquisition cost of the real property.

On June 14, 2007, the Nation paid SEGC $3.2 million for the value of land purchased for the development of the Seneca Buffalo Creek Casino.

In addition, SGC has recorded approximately $47.0 million in land and related acquisition costs as ‘Other long-term assets’ in the accompanying balance sheets as of June 30, 2007, which are expected to be transferred to the Nation.

SGC is charged by the Nation for SGA costs, which are incurred by the Nation.  SGA costs charged to SGC were approximately $2.7 million  and $2.5 million for both the three months ended June 30, 2007 and 2006, respectively and $7.7 million and $7.4 million for the nine months ended June 30, 2007 and 2006, respectively.  SGC also incurs costs, which are passed through to the Nation for New York State gaming regulatory services, New York State Police and Cattaraugus County Sheriff Department services.  SGC has recorded costs of approximately $2.0 million and $1.7 million for the three-month periods ended June 30, 2007 and 2006, respectively, and $6.1 million and $5.3 million for the nine months ended June 30, 2007 and 2006, respectively, in connection with these services.  At June 30, 2007 and September 30, 2006, approximately $18.5 million and $14.7 million, respectively, of SGA, other regulatory, and police costs were recorded as current liabilities.

STGC leases office space in a building owned by the brother of Maribel Printup, a member of SGC’s board of directors.  For the three-month periods ended June 30, 2007 and 2006, such lease expense totaled $61,000 and $60,000, respectively, and for the nine month period ended June 30, 2007 and 2006, such lease expense totaled $184,000 and  $179,000, respectively.

SNFGC, STGC, and SEGC, through a competitive bidding process, have purchased goods and services from DRJ Enterprises, which is owned by David Jimerson, brother-in-law of the SGC Chairman.  Payments to DRJ Enterprises for the three-month and nine-month periods ended June 30, 2007 totaled $259,000 and $789,000, respectively.

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

Pursuant to the Compact, amounts due to New York State are payable by the Nation.  In February, 2005, SNFGC and STGC commenced monthly payments to the Nation of each entity’s prior month’s exclusivity fees.  For the three months ended June 30, 2007 and 2006, total exclusivity fees were $27.2 million and $20.5 million, respectively.  Of the $27.2 million exclusivity fee for the three months ended June 30, 2007, $18.8 million was attributable to SNFGC and $8.4 million was attributable to STGC. For the nine months ended June 30, 2007 and 2006, total exclusivity fees were $73.0 million and $56.2 million, respectively.  Of the $73.0 million exclusivity fee for the nine months ended June 30, 2007, $51.7 million was attributable to SNFGC and $21.3 million was attributable to STGC.

Permanent Buffalo Casino and Other Expansion

As described in Note 1, the Compact provides the Nation the right to conduct Class III gaming activities at three sites in the western region of the State of New York.  The planned construction of the permanent full service Seneca Buffalo Creek Casino on the Nation’s Buffalo Creek Territory, as well as additional construction underway and planned at the Seneca Allegany Casino and Hotel, will require significant capital outlays.  The amount and timing of these capital expenditures are dependent on various factors including certain Nation and other governmental approvals, the effects of legal and/or administrative proceedings, construction timelines, the performance of SGC’s casinos and with regard to the planned permanent Seneca Buffalo Creek Casino, financing availability.

Distribution Agreement Obligations

On April 27, 2007, SGC entered into a Distribution Agreement among the Nation, the Seneca Nation of Indians Capital Improvements Authority, or the Authority, SGC and Wells Fargo Bank, as Trustee, in connection with the Authority’s issuance in two series (one tax exempt and the other taxable) of an aggregate principal amount of $159,495,000 special obligation bonds, or the 2007 Bonds.  The Distribution Agreement obligates SGC, subject to any contractual restrictions applicable to SGC (including, but not limited to, those contained in the Indenture governing SGC’s 2004 and 2005 senior notes), to make monthly distributions to the Nation at the times and in the amounts necessary to enable the Authority to pay the debt service on the 2007 Bonds as required under the Authority’s indenture.  At the direction of the Nation and the Authority, SGC will pay such distributions directly to the Trustee.  The Authority’s debt service commences on June 1, 2007.  For the period from June 1, 2007 through December 1, 2007, the Authority’s debt service averages approximately $0.9 million per month. For the period from January 1, 2008 through December 1, 2013, the Authority’s debt service averages approximately $1.8 million per month. For the period from June 1, 2014 through December 1, 2023, the Authority’s debt service averages approximately $1.2 million per month. The foregoing debt service averages are based on scheduled payments of interest and principal under the Authority’s indenture and bonds and do not address the effects of any earlier call for redemption, by acceleration or otherwise.  The Distribution Agreement provides that neither the Trustee nor the Authority’s bondholders will have any recourse under the Distribution Agreement to any revenues, assets or property of SGC or its subsidiaries should SGC fail to comply with its distribution obligations.  For the three months ended June 30, 2007, SGC distributed to the Nation $1.7 million for the Authority’s debt service on the special obligation bonds.

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

Forward-Looking Statements

When used in this Quarterly Report on Form 10-Q, in other filings with the SEC, in our press releases or in our other public communications, the words “believe,” “estimate,” “anticipate,” “expect,” “contemplate,” “may,” “will” and similar expressions are intended to identify forward-looking statements.  Statements looking forward in time are included in this Quarterly Report on Form 10-Q pursuant to the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995.  Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially, including, but not limited to, the risk factors contained or referenced herein and in our other reports filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, including our 2006 Form 10-K.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their respective dates.  We undertake no obligation to update these forward-looking statements to reflect events or circumstances occurring after their respective dates.

Overview

SGC is wholly-owned by the Nation and chartered to manage and direct all of the Nation’s Class III gaming operations on the Nation’s territories.   The Nation entered into a Compact with New York State on August 18, 2002 that provides the Nation with the right to establish and operate three Class III gaming facilities in Western New York.  We opened our first Class III gaming facility, Seneca Niagara Casino and Hotel (then Seneca Niagara Casino), on Nation Territory in the City of Niagara Falls, New York on December 31, 2002, featuring Class III slot machines, table games and keno.  Our expanded facility at Seneca Niagara Casino and Hotel, including a 604-room luxury hotel with additional gaming space, three restaurants, events center, meeting and conference rooms, and a spa and salon was substantially open at December 31, 2005 and completely open at March 31, 2006.  This facility is operated by our wholly-owned subsidiary SNFGC.  On May 1, 2004, we opened our second Class III gaming facility, Seneca Allegany Casino and Hotel (then Seneca Allegany Casino), on the Nation’s Territory in the City of Salamanca, New York.  This facility features Class III slot machines and table games.  This facility is operated by our wholly owned subsidiary, STGC.  On December 28, 2006, we officially opened our permanent gaming floor at Seneca Allegany Casino and Hotel, and on March 30, 2007 we officially opened our new 212-room resort hotel with its restaurants and other amenities.  On July 3, 2007, we opened our third Class III gaming facility, the Seneca Buffalo Creek Casino, on the Nation’s Territory in the city of Buffalo, New York, in fulfillment of the requirement set forth in Nation’s Compact with the State of New York.  This facility features 124 Class III slot machines and no table games.  This facility is operated by our wholly-owned subsidiary, SEGC.

See “Executive Summary — Seneca Buffalo Creek Casino” and “Part II. Item 1. — Legal Proceedings” for information regarding the status of, and litigation related to, our Seneca Buffalo Creek Casino.

Executive Summary

Our Current Operations.     We currently operate two full service Class III gaming facilities, Seneca Niagara Casino and Hotel, on Nation territory located in the City of Niagara Falls, New York, Seneca Allegany Casino and Hotel, on the Nation’s Allegany territory located near the City of Salamanca, New York. Our operations include gaming, dining, lodging, entertainment and retail.  For the three and nine months ended June 30, 2007, approximately 93% and 94%, respectively, of our net revenue was derived from our gaming activities.

On July 3, 2007 we opened a third Class III gaming facility, which is housed in a temporary structure, located on Nation territory in the City of Buffalo, New York.  This facility, Seneca Buffalo Creek Casino, is operated by SEGC.

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

Seneca Allegany Casino and Hotel.    Since opening on May 1, 2004, Seneca Allegany Casino and Hotel has experienced steady growth in its patron base, net revenue, and profitability.  Seneca Allegany Casino and Hotel has attracted patrons from the southern portion of Western New York, Erie and Pittsburgh, Pennsylvania, and Ohio.  From opening through June 30, 2007, approximately 69% of the casino’s patron base has come from outside of the State of New York.

On March 30, 2007 we opened a 212-room resort hotel, including two fine dining restaurants, a 24-hour casual restaurant and certain amenities, at Seneca Allegany Casino and Hotel.  On December 28, 2006, we officially opened the new permanent gaming floor.  We expect that the total cost to construct and equip the resort hotel and permanent casino will be approximately $169.0 million.  As of  June 30, 2007, we have capitalized approximately $158.3 million of costs related to this expansion project. We are converting the former approximate 120,000 square foot temporary casino structure into an events center with a seating capacity for 1,700 people, along with additional administrative and support space.  We estimate that the cost of this conversion, including extensive landscaping and façade enhancements, will be approximately $40 million. We plan to fund this additional construction with cash flows from operations and cash on hand.  We estimate that the conversion of the temporary casino structure (excluding landscape and facade enhancements) will be completed by mid-February 2008.  We believe the new resort hotel, permanent casino and events center will provide a first-class gaming experience for our patrons, increase their length of stay and maintain the competitive position of this facility in light of competition in Pennsylvania, consisting principally of a new gaming facility that opened in late February 2007 in Erie, Pennsylvania (Presque Isle Downs), approximately  80 miles from the Seneca Allegany Casino and Hotel and 120 miles from the Seneca Niagara Casino and Hotel.

As the next phase of development at Seneca Allegany Casino and Hotel, we intend to commence design, development and construction of an additional 179 to 204 room hotel tower, up to 31,000 square feet of additional gaming space and related amenities, for an estimated cost of up to $130 million. The completion date for this phase of construction is estimated to be mid-2009.

Seneca Buffalo Creek Casino.     On October 3, 2005, the Nation acquired approximately nine acres of land in the inner-harbor district of Buffalo, New York.  Initially, the nine acre parcel was bisected by a two-block section of a street owned by the City of Buffalo (Fulton Street).  In November 2006, we acquired the two-block section of Fulton Street from the City of Buffalo for a purchase price of $0.6 million.  In order to meet the requirements of the Compact, on December 8, 2005 we began construction of a temporary Class III gaming facility on the Seneca Buffalo Creek Territory.  On July 3, 2007 we began operating the temporary Class III gaming facility.  This temporary facility is approximately 6,000 square feet, and features 124 slot machines and a snack bar.  The total cost to construct and equip the temporary facility was $4.2 million.

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

Our ability to operate the temporary Seneca Buffalo Creek Casino, and our ability to complete the permanent gaming facility, as well as the timing of the opening of the permanent Seneca Buffalo Creek Casino, will depend on various factors, including existing legal challenges.  Reference is made to our 2006 Form 10-K for a description of the legal proceedings relating to our planned Seneca Buffalo Creek Casino.  See also “Part II. Item 1 - Legal Proceedings” for material developments regarding certain of these proceedings.

Marketing.     We believe we are the premier gaming operator in Western New York and in the areas of northern Pennsylvania and Ohio located within our primary and secondary markets.  We use an integrated marketing strategy to attract and retain our patrons and to brand the Seneca name.  We coordinate our marketing events to maximize the quality and length of stay of patron visits and to minimize competition among our gaming facilities.  With the opening of the luxury hotel and related amenities at the Seneca Niagara Casino and Hotel and the resort hotel and related amenities at Seneca Allegany Casino and Hotel, we have increased and intend to further increase our marketing efforts in the region, including areas of New York outside of the Niagara Falls and Salamanca areas, in Pennsylvania, Ohio, and Toronto, Canada and in areas outside the region including Michigan, Massachusetts, and Connecticut.

Current, Continued and Future Reliance on Cash Flow.     We intend to fund the maintenance of our facilities and our current expansion projects on the Allegany Territory from our cash flow and cash on hand.  We currently rely and will continue to rely on our ability to generate cash flow from operations to meet our debt and other obligations.

Seasonality.     Due to factors including continued construction and expansion activity during our initial years of operation, we have not yet been able to clearly determine the effect of seasonality on our operations.

Overall Outlook.     Since the opening on December 31, 2002 of the Seneca Niagara Casino, we have invested significantly in the development, expansion and maintenance of our gaming properties. In the remainder of fiscal 2007, investments are planned to continue with the conversion of the former Seneca Allegany temporary casino into an events center, the planning for our permanent facility at Seneca Buffalo Creek Casino, and the design and development of our new hotel tower and related amenities at the Seneca Allegany Casino and Hotel.

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

Operating Results - Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006

Operating Results

	Three Months Ended
	June 30,
	2007	2006
	(Unaudited, Dollars in Thousands)

Net revenue	$149,203	$134,307

Operating expenses:
Gaming	40,332	33,341
Food and beverage	12,448	11,325
Lodging	3,347	2,168
Retail, entertainment and other	3,116	2,747
Advertising, general and administrative	37,548	33,420
Pre-opening costs	4,636	2,369
Depreciation	13,503	13,026

Operating income	$34,273	$35,911

The most important factors and trends contributing to our operating performance during the three months ended June 30, 2007 and 2006 were:

Positive factors and trends

•                  Our continued expansion at and investment in both of our properties, most notably our December 31, 2005 partial opening and March 31, 2006 complete opening of the luxury hotel expansion project at Seneca Niagara Casino, and at Seneca Allegany Casino and Hotel, the December 28, 2006 opening of the new permanent gaming floor and the March 30, 2007 opening of our 212 room hotel tower.

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

Detailed Revenue Information

	Three Months Ended
	June 30,
	2007	2006
	(Unaudited, Dollars in Thousands)

Gaming revenue:
Slots	$130,311	$118,447
Table games	19,100	15,973
Keno	118	129

Gaming revenue	149,528	134,549

Non-gaming revenue:
Food and beverage	14,360	13,012
Lodging	6,555	3,470
Retail, entertainment and other	4,848	4,953

Non-gaming revenue	25,763	21,435
Less promotional allowances and credits	(26,088)	(21,677)

Net revenue	$149,203	$134,307

Our gaming revenue for the three months ended June 30, 2007 increased relative to the comparable period in the prior year, due to (a) higher number of occupied rooms for the three months ended June 30, 2007 compared to the same period ended June 30, 2006, (b) expansion of our Seneca Allegany Casino and Hotel gaming floor on December 28, 2006 and hotel opening on March 30, 2007, (c) additional marketing programs to attract more higher level gaming patrons, and (d) continued growth of our player database.  As of June 30, 2007, our gaming operations featured an aggregate 143 table games and 6,490 slot machines, representing a net increase of 19 table games and an increase of 213 slot machines from June 30, 2006.  During these periods, the number of patrons enrolled in our Seneca Player’s Club program has steadily increased.  As of June 30, 2007, we had approximately 1.3 million patrons enrolled compared to 1.1 million patrons enrolled at June 30, 2006, and increase of 0.2 million or 18%.

Our net gaming revenue, which excludes promotional slot credits of $10.2 million and $8.7 million in the quarters ended June 30, 2007 and 2006, respectively, increased $13.5 million, or 11%.  During the three months ended June 30, 2007, Seneca Niagara Casino and Hotel’s net gaming revenue increased $8.7 million, or 10%, principally attributable to the casino expansion and supported by the new luxury hotel and amenities.  This increase reflected an $8.1 million increase in net slot revenue, and a $0.6 million increase in net table games revenue, attributable to higher volumes in relation to the comparable quarter in the prior year.  The $1.5 million increase in promotional slot credits was principally due to increased slot play, along with substantially higher redemptions resulting from our “Great Exchange” marketing promotion which alternated between our two casinos each month during the three months ended June 30, 2007, and allowed patrons to exchange a portion of Seneca Player’s Club points for promotional slot credits.  Seneca Allegany Casino and Hotel’s net gaming revenue for the quarter ended June 30, 2007 was $42.6 million, an increase of $4.7 million, or 12%, from the quarter ended June 30, 2006.  This was due to a $2.3 million increase in net slot revenue driven by higher slot volume, and a $2.4 million increase in net table games revenue, due to a higher table games hold percentage during the 2007 quarter.

Our food and beverage revenue has increased in direct relation to our increase in gaming revenue.  There is a direct relationship between our food and beverage revenue and our gaming revenue because a significant portion of this revenue is generated from players’ point redemptions.

For the three months ended June 30, 2007 and 2006, 57% and 59%, respectively, of our food and beverage revenue and 81% and 87% of our retail revenue, respectively, represented players’ point redemptions.  For the three months ended June 30, 2007, our consolidated food and beverage revenue increased $1.3 million, or 10% over the same period in 2006, to $14.4 million.

Seneca Niagara Casino and Hotel’s food and beverage revenue for the quarter ended June 30, 2007 increased $0.3 million, or 3%, in relation to the comparable prior year period.   Seneca Allegany Casino and Hotel’s food and beverage revenue for the quarter ended June 30, 2007 increased $1.1 million, or 33% compared to the same period in 2006, reflecting the opening of two fine dining restaurants and a twenty-four hour casual restaurant on March 30, 2007.

Lodging revenue represents rentals of rooms in the luxury hotel in Niagara Falls, which partially opened in late December 2005, and completely opened on March 31, 2006, and includes revenue from the resort hotel at Seneca Allegany Casino and Hotel, which officially opened on March 30, 2007.  For the three months ended June 30, 2007 and 2006, 79% and 65%, respectively, of our lodging revenue represented complimentary revenue.

For the three months ended June 30, 2007, our retail, entertainment and other revenue decreased by $0.1 million in relation to the comparable 2006 period.  This decrease was primarily attributable to lower retail revenue of $0.4 million at our Seneca Niagara Casino and Hotel, due to a higher level of complimentary sales in the comparable quarter in the prior year, which coincided with the opening of our luxury hotel and retail shops.

Detailed Operating Expenses Information

	Three Months Ended
	June 30,
	2007	2006
	(Unaudited, Dollars in Thousands)

Operating expenses:
Gaming	$40,332	$33,341
Food and beverage	12,448	11,325
Lodging	3,347	2,168
Retail, entertainment and other	3,116	2,747
Advertising, general and administrative	37,548	33,420
Pre-opening costs	4,636	2,369
Depreciation and amortization	13,503	13,026
Total Operating expenses	$114,930	$98,396

Gaming expenses principally consist of costs incurred from operating our table games and slot machines, of which the primary components are related payroll and employee benefit costs, and the slot exclusivity fee due to New York State pursuant to the Compact.   The slot exclusivity fee increased by $6.7 million from $20.5 million for the three months ended June 30, 2006 to $27.2 million for the three months ended June 30, 2007, due to higher net slot revenues, along with a four percentage point increase in the slot exclusivity fee rate from 18% to 22%, effective January 1, 2007, pursuant to the Compact. Approximately $4.9 million of the $6.7 million increase in slot exclusivity fees was due to the 4% increase in the rate under the Compact.  Despite the increase in gaming revenues, gaming-related promotional expenses increased only $0.2 million in relation to the prior year quarter primarily due to the significantly higher redemptions of Seneca Player’s Club points for promotional slot credits during our “Great Exchange” promotions during the third quarter, in which a significant amount of Seneca Player’s Club points were converted into free slot play.

Food and beverage expenses are costs we incur for the operation of our restaurants, snack bars and beverage outlets.  The primary components of these expenses are the cost of food and beverage products and related payroll and employee benefit expenses.  For the quarter ended June 30, 2007, food and beverage product costs increased $0.5 million, in direct relation to the increase in food and beverage revenues.  Food and beverage labor increased $0.6 million due to additional outlets opened on March 30, 2007 as part of the resort expansion at Seneca Allegany Casino and Hotel.

Lodging expenses primarily represent our costs to operate Seneca Niagara Casino and Hotel’s  luxury hotel and the newly opened hotel at Seneca Allegany Casino and Hotel.  The components of these expenses include payroll and other employee benefit expenses, guest amenity supplies, laundry and other expenses.  For the three months ended June 30, 2007, lodging expenses increased $1.2 million, or 54%.  $0.3 million of the increase is due to higher occupancy at the hotel in Niagara Falls for the three month period ended June 30, 2007 compared to the same period ended June 30, 2006, and $0.9 million of the increase in cost is due to the hotel at Seneca Allegany Casino which opened on March 30, 2007.

Retail, entertainment and other expenses represent our costs to operate our retail shops and entertainment offerings.  The components of these expenses include related payroll and employee benefit costs, the cost of products offered for sale in our retail outlets, and contract costs for entertainers.  For the three months ended June 30, 2007, these costs increased approximately $0.4 million, or 13%, over the comparable 2006 period, due principally to a $0.3 million increase in headline entertainment costs in the current year’s quarter at the Seneca Niagara Casino and Hotel.

Advertising, general and administrative expenses are incurred to support our operations.   These expenses consist primarily of related payroll and employee benefits costs, regulatory, advertising, rent, marketing, insurance, legal and energy costs.  For the three months ended June 30, 2007 and 2006, such costs were $37.5 million and $33.4 million, respectively, an increase of $4.1 million, or 12%.  The increase was mainly attributable to a $0.8 million increase in related payroll and benefits costs primarily in the facilities and maintenance areas,  $0.7 million in increased advertising costs supporting entertainment and other amenities mostly for the new hotel and restaurants at Seneca Allegany Casino and Hotel, $0.7 million increase in loss on assets related to the closing of the Hush nightclub at Seneca Niagara Falls Casino and Hotel, and $0.6 million in increased regulatory costs and $0.4 million increase in energy costs, which are due to the March 30, 2007 opening of the Seneca Allegany resort hotel and related amenities.

Pre-opening expenses are non-recurring costs incurred to support the expected opening of new facilities.  For the three months ended June 30, 2007 and 2006, such costs were $4.6 million and $2.4 million, respectively, an increase of $2.2 million.  The increase was mainly due to a $1.9 million increase in pre-opening costs at SEGC related to SEGC’s  lease of land on the Seneca Buffalo Creek Territory for the construction and operation of the Seneca Buffalo Creek Casino, along with higher costs to support the opening of Seneca Allegany Casino and Hotel’s resort hotel.

For the three months ended June 30, 2007 and 2006, depreciation and amortization expense was $13.5 million and $13.0 million, respectively, an increase of $0.5 million, or 4%.  This increase was attributable to the opening of our permanent gaming floor at Seneca Allegany Casino and Hotel, which was placed in service on December 28, 2006 and its new hotel that was placed in service on March 30, 2007.

Non-Operating Income/Expenses

We had non-operating income of $4.0 million for the three months ended June 30, 2007 ($3.6 million in cash and forgiveness of $0.4 million in construction payables) related to our settlement with Klewin Building Company.  See “Part II. Item 1 – Legal Proceedings” for a description of the Klewin settlement.

The following table summarizes information related to interest on our long-term debt:

	Three Months Ended
	June 30,
	2007	2006
	(Unaudited, Dollars in Thousands)

Interest expense	$9,502	$9,073

Our interest expense for the three months ended June 30, 2007 increased $0.4 million over the three months ended June 30, 2006.  This increase was primarily attributable to a $0.4 million reduction in the amount of interest capitalized in the quarter ended June 30, 2007 in relation to the 2006 quarter.  Capitalized interest relating to construction projects for the quarters ended June 30, 2007 and 2006 was $0.4 million and $0.8 million, respectively, and are recorded as components of net property and equipment within the accompanying consolidated balance sheets.

Operating Results - Nine Months Ended June 30, 2007 Compared to the Nine Months Ended June 30, 2006

Operating Results

	Nine Months Ended
	June 30,
	2007	2006
	(Unaudited, Dollars in Thousands)

Net revenue	$425,256	$372,479

Operating expenses:
Gaming	109,752	94,240
Food and beverage	34,594	31,700
Lodging	7,943	3,658
Retail, entertainment and other	8,928	8,522
Advertising, general and administrative	109,676	97,268
Pre-opening costs	15,218	7,301
Depreciation	36,113	28,389

Operating income	$103,032	$101,401

The most important factors and trends contributing to our operating performance during the nine months ended June 30, 2007 and 2006 were similar to those noted above for the three month periods ended June 30, 2007 and 2006.

Detailed Revenue Information

	Nine Months Ended
	June 30,
	2007	2006
	(Unaudited, Dollars in Thousands)

Gaming revenue:
Slots	$372,981	$321,534
Table games	55,903	49,317
Keno	321	352

Gaming revenue	429,205	371,203

Non-gaming revenue:
Food and beverage	40,388	35,358
Lodging	15,800	5,052
Retail, entertainment and other	14,446	14,465

Non-gaming revenue	70,634	54,875
Less promotional allowances and credits	(74,583)	(53,599)

Net revenue	$425,256	$372,479

Our gaming revenue for the nine months ended June 30, 2007 increased relative to the comparable period ending June 30, 2006 due to (a) the opening of the additional gaming space at Seneca Niagara Casino and Hotel on December 15, 2005, which added approximately 950 slot machines and 21 table games to our operations, (b) the full nine month impact of the complete opening of the luxury hotel at Seneca Niagara Casino on March 31, 2006, (c) the addition of 209 slot machines at Seneca Allegany Casino and Hotel due to our December 2006 gaming floor expansion, (d) the opening of the hotel at Seneca Allegany Casino on March 30, 2007, and (e) continued growth in our patron base.  As of June 30, 2007, our gaming operations featured an aggregate of 143 table games and 6,490 slot machines available to our patrons, representing a net increase of 19 table games and 213 slot machines compared to the period ended June 30, 2006.  During these periods, the number of patrons enrolled in our Seneca Player’s Club program has steadily increased.  As of June 30, 2007, we had approximately 1.3 million patrons enrolled, an increase of approximately 0.2 million patrons, or 18% over the number of enrolled members at June 30, 2006.

Our net gaming revenue, which excludes promotional credits of $30.2 million and $20.6 million in the nine month periods ended June 30, 2007 and 2006, respectively, increased $48.3 million, or 14%, for the nine months ended June 30, 2007 relative to the comparable nine month period ended June 30, 2006.  During the nine months ended June 30, 2007, Seneca Niagara Casino and Hotel’s net gaming revenue increased $42.7 million, or 18% over the nine months ended June 30, 2006, principally attributable to the casino expansion and supported by the new luxury hotel and its amenities.  Seneca Allegany Casino and Hotel’s net gaming revenue for the nine months ended June 30, 2007 was $113.4 million, an increase of $5.7 million or 5% from the nine months ended June 30, 2006.  This increase reflects the financial impact of the opening of the resort hotel with additional amenities on March 30, 2007.

Our food and beverage revenue and retail revenue have increased in direct relation to our increase in gaming revenue.  There is a direct relationship between our food and beverage revenue and retail revenue and our gaming revenue because a significant portion of this revenue is generated from players’ point redemptions.  For the nine months ended June 30, 2007, and 2006, 58% and 60%, respectively, of our food and beverage revenue and 83% and 87% of our retail revenue, respectively, represented Seneca Player’s Club point redemptions.  For the nine months ended June 30, 2007, food and beverage revenue increased $5.0 million, or 14% to $40.4 million compared to the same period ended June 30, 2006.  For the nine months ended June 30, 2007, Seneca Niagara Casino and Hotel generated an additional $3.7 million in food and beverage revenue over the comparable period ended June 30, 2006, primarily due to the addition of three new restaurants and two bars opened in December 2005.  Seneca Allegany Casino and Hotel’s food and beverage revenue for the nine months ended June 30, 2007 increased $1.3 million, or 14%, in relation to the comparable period ended June 30, 2006 due to the opening of two fine dining restaurants and a twenty-four hour casual restaurant in conjunction with the resort hotel opening on March 30, 2007.

Lodging revenue represents rentals of rooms in the luxury hotel in Niagara Falls, which partially opened in December 2005, and completely opened on March 31, 2006,  and revenue generated by the opening of our resort hotel at Seneca Allegany Casino on March 30, 2007.  For the nine months ended June 30, 2007 and 2006, 80% and 69%, respectively, of our lodging revenue represented complimentary revenue.

For the nine months ended June 30, 2007, our retail, entertainment and other revenue remained flat  in relation to the comparable 2006 period.  This was primarily attributable to a $0.8 million increase in entertainment revenue at our Seneca Niagara Casino and Hotel due to an increased number and quality of shows at the Seneca Events Center, and a $0.1 million increase in other revenues at both casinos, offset by a $1.0 million decrease in retail revenues at both casinos due to lower complimentary retail sales.  The increase in other revenues is due to a $0.4 million increase in spa and salon revenues at Seneca Niagara Casino and Hotel, offset by decreased rental income from our leasing of various offices at our Niagara Falls property and lease to the Nation of space at our Niagara Falls and Allegany casinos for the conduct of its Class II poker rooms.

Detailed Operating Expenses Information

	Nine Months Ended
	June 30,
	2007	2006
	(Unaudited, Dollars in Thousands)

Operating expenses
Gaming	$109,752	$94,240
Food and beverage	34,594	31,700
Lodging	7,943	3,658
Retail, entertainment and other	8,928	8,522
Advertising, general and administrative	109,676	97,268
Pre-opening costs	15,218	7,301
Depreciation and amortization	36,113	28,389
Operating expenses	$322,224	$271,078

Gaming expenses principally consist of costs incurred from operating our table games and slot machines, of which the primary components are related payroll and employee benefit costs, and the slot exclusivity fee due to New York State pursuant to the Compact.  The slot exclusivity fee increased by $16.8 million from $56.2 million for the nine months ended June 30, 2006 to $73.0 million for the nine months ended June 30, 2007.  This was due to increased slot revenue, along with the four percentage point increase in the slot exclusivity fee effective January 1, 2007 pursuant to the Compact. Approximately $9.5 million of the $16.8 million increase in slot exclusivity fees was due to the 4% increase in the rate under the Compact.   In addition, gaming-related payroll and benefits costs increased $0.6 million in relation to the prior year nine month period primarily due to the addition of the expanded gaming floor at Seneca Niagara Casino and Hotel, which opened December 2005, and the expansion of the Seneca Allegany Casino gaming floor which opened on December 28, 2006.  These increases were partially offset by a $3.0 million decrease in patron incentive points expense due to the expansion of our “Great Exchange” promotion in 2007, pursuant to which a significant number of Seneca Player’s Club points were converted into free slot play during each month of fiscal 2007.  Gaming expenses increased $11.9 million, or 18% at Seneca Niagara Casino and Hotel, while Seneca Allegany Casino and Hotel increased $3.6 million, or 12% for the nine months ended June 30, 2007 compared to the same period ended June 30, 2006.

Food and beverage expenses are costs incurred for the operation of our restaurants, snack bars and beverage outlets.  The primary components of these expenses are the cost of food and beverages and related payroll and employee benefit expenses.  For the nine months ended June 30, 2007, food and beverage product cost increased $0.9 million associated with our revenue increase, and food and beverage payroll and benefits increased $1.8 million in relation to the nine months ended June 30, 2006, due to the increased staffing related to the opening of three additional restaurants and two additional bars, in conjunction with the luxury hotel expansion at Seneca Niagara Casino and Hotel and the additional staffing for the three new restaurants at the Seneca Allegany Casino and Hotel property, opened on March 30, 2007.

Lodging expenses primarily represent our costs to operate Seneca Niagara Casino’s luxury hotel, which completely opened on March 31, 2006 and the addition of the hotel at Seneca Allegany Casino which opened on March 30, 2007.  The components of these expenses include payroll and other employee benefit expenses, guest amenity supplies, utilities and laundry and other expenses.   The increase in lodging expenses of $4.3 million or 117% for the nine months ended June 30, 2007 in relation to the comparable prior year period is due to operating the full hotel at at Seneca Niagara for all nine months in the 2007 period, and operating the Seneca Allegany Casino’s hotel for the three month period ending June 30, 2007.

Retail, entertainment and other expenses represent our costs to operate our retail shops and entertainment offerings.  The components of these expenses include related payroll and employee benefit costs, the cost of products offered for sale in our retail outlets, and contract costs for entertainers.  For the nine months ended June 30, 2007 in relation to the same period in 2006, these costs increased $0.4 million due to increased contract entertainment costs offset by a decrease in retail cost of goods from lower retail complimentary revenue.

Advertising, general and administrative expenses are incurred to support our operations.   These expenses consist primarily of related payroll and employee benefits costs, regulatory, advertising, rent, marketing, insurance, legal and energy costs.  For the nine months ended June 30, 2007 and 2006, such costs were $109.7 million and $97.3 million, respectively, a $12.4 million increase, or 13%.  The increase was attributable to a $5.0 million increase in labor and related costs, a $2.5 million increase in advertising costs in support of increased entertainment and other amenities at both casinos, a $1.5 million increase in energy costs reflecting the full nine month impact of the expanded facilities at Seneca Niagara Casino and Hotel and the opening of the hotel at Seneca Allegany on March 30, 2007, $1.1 million in property operations in support of expanded facilities at both casinos, a $1.0 million increase in regulatory costs in the nine months ended June 30, 2007 over the same period in 2006, a $0.7 million increase in loss on disposal of assets due to the Hush nightclub closing, and $0.6 million increase in property taxes for land acquisitions for SNFGC which have not yet been transferred to the Nation.  $2.3 million of Seneca Allegany Casino and Hotel’s $4.4 million increase in advertising, general and administrative expenses for the nine months ended June 30, 2007 compared to the same period ended June 30, 2006 were from the third quarter and due to the opening of the hotel, three restaurants, and related amenities on March 30, 2007.

Non-Operating Income/Expenses

We had net non-operating income of $3.7 million for the nine months ended June 30, 2007, primarily related to our settlement with Klewin Building Company ($3.6 million in cash and forgiveness of $0.4 million of construction payables).

The following table summarizes information related to interest on our long-term debt:

	Nine Months Ended
	June 30,
	2007	2006
	(Unaudited, Dollars in Thousands)

Interest expense	$26,024	$23,979

Our interest expense for the nine months ended June 30, 2007 increased $2.0 million over the nine months ended June 30, 2006.  This increase was primarily attributable to lower capitalized interest related to our construction of the hotel at Seneca Niagara Casino and the hotel at Seneca Allegany Casino during the nine months ended June 30, 2007 and 2006, which totaled $3.6 million and $5.1 million, respectively, and are recorded as components of net property and equipment within the accompanying consolidated balance sheets.

Liquidity and Capital Resources

Cash Flows

	Nine Months Ended
	June 30,
	2007	2006
	(Unaudited, Dollars in Thousands)

Net cash provided by operations	$117,276	$114,518

Cash flows relating to investing activities:
Capital expenditures	(143,441)	(156,804)
Payments for land acquisitions	(17,852)	(16,773)
Decrease/(increase) in collateral for letter of credit	11,221	(33,500)
Sales of short-term investments, net	42,700	43,791
Net cash used in investing activities	(107,372)	(163,286)

Cash flows relating to financing activities:
Payment of deferred financing costs	—	(682)
Capital Contribution from Nation	3,198	—
Distributions paid to the Nation	(36,692)	(9,747)
Net cash used in financing activities	(33,494)	(10,429)

Net decrease in cash and cash equivalents	$(23,590)	$(59,197)

Cash Flows—Operating Activities.     The $2.8 million increase in cash flows from operations during the nine months ended June 30, 2007 compared to the same period in 2006 resulted principally from a $2.1 million increase in net income over the prior year, principally due to the positive financial impact of the luxury hotel and expanded gaming and amenities at Seneca Niagara Casino and Hotel.

Cash Flows—Investing Activities.     Our capital expenditures of $143.4 million during the nine months ended June 30, 2007 were mainly comprised of $89.6 million of costs associated with the construction and equipping of the resort hotel and permanent gaming floor and amenities at the Seneca Allegany Casino and Hotel, $13.4 million related to final construction close-out of the luxury hotel at Seneca Niagara Casino, and $4.2 million for the construction of the temporary Seneca Buffalo Creek gaming facility in Buffalo, New York.  The remaining $36.2 million in capital expenditures were principally for the acquisition of equipment for existing casino operations and the construction of an additional parking lot at Seneca Niagara Casino and Hotel.  Sales and purchases of short-term investments represent transactions in short-term investments of excess cash in instruments having a maturity of more than 90 days.

The Compact designates approximately 50 acres of land in the City of Niagara Falls, New York, for ownership by the Nation.  Except for certain streets owned by the City of Niagara Falls, New York, and a bike path owned by the New York State Department of Transportation, the acquisition of which is ongoing, SNFGC has acquired (for purposes of sale and transfer to the Nation), either through direct negotiated purchase from the owner(s) or through condemnation proceedings with the assistance of the Empire State Development Corporation, or ESDC, substantially all of the land designated in Appendix I of the Compact for potential acquisition by the Nation. Under the Compact, the Nation is required to fund the acquisition of this property, including all related costs and expenses.  As initial security for the Nation’s obligations to pay site acquisition costs and in furtherance of ongoing condemnation proceedings, we were required to deliver to the ESDC, and delivered, to the Empire State Development Corporation, or ESDC, a letter of credit in the amount of $33.5 million, representing 150% of the then estimate of the total remaining site acquisition costs not yet paid by SNFGC.  If the estimate of such site acquisition costs increases or if certain other events occur, SGC must provide an additional letter of credit or replace the existing one with one for a larger monetary amount or, if acceptable to the ESDC, provide a supplemental cash escrow amount.  In July 2006, we acquired through condemnation approximately 18 acres of land and related trade fixtures from Fallsite, LLC or Fallsite, and Fallsville, LLC for an aggregate initial advance payment of $18.0 million.  In conjunction with the Fallsite acquisition referenced above, in July 2006, $7.7 million was drawn under the letter of credit as partial funding of the purchase and the balance was paid from our operating cash.  In March 2007, an additional $11.5 million was drawn under the letter of credit to fund the acquisition of 18 additional parcels of land and certain improvements.    As a result of the events discussed below, the current required letter of credit amount has been reduced to approximately $14.3 million. This outstanding letter of credit is 100% collateralized by a cash deposit in an interest-bearing restricted account with a bank.

The amounts paid to condemnees from whom we have acquired property are deemed to be advance payments. Pursuant to the New York State Eminent Domain Procedure Law, the New York state courts will determine the final purchase price to be paid to such condemnees.   In July 2006, each of Fallsite and Fallsville filed notice of claims seeking $40 million and $35 million, respectively, for their land and trade fixtures.  We have been informed that appraisals for the land and trade fixtures prepared by ESDC’s appraisers are $12.3 million and $5.2 million, respectively.  We expect other condemnees to challenge the advance payment amounts determined by ESDC’s appraisers.  If the New York state courts determine that the value for the land and trade fixtures is higher than what ESDC has determined to be their values, then we would be liable for the difference and potentially also responsible for certain additional costs and payments to the applicable condemnee(s), such as their attorney fees. The additional land we recently acquired has not yet been transferred to the Nation. We can provide no assurance that, upon transfer of such land to the Nation, restricted fee status for such land will be sought by the Nation or, if sought, approved.

Cash Flows—Financing Activities.     Effective September 1, 2006, SGC declared a cash distribution of $26.0 million to the Nation, payable in thirteen equal installments of $2.0 million, beginning in September 2006.  Effective December 11, 2006, SGC declared an additional cash distribution of $20.0 million to the Nation, payable in ten equal installments of $2.0 million, beginning in December 2006.  On July 14, 2007 SGC declared an additional cash distribution of $5.0 million to the Nation, payable by July 31, 2007, which was paid on July 30, 2007.  During the nine months ended June 30, 2007 and 2006, SGC distributed to the Nation acquired real property of $1.5 million and $4.9 million, respectively for use in its casino and other related entertainment operations.  Such distribution amounts were based on the acquisition cost of the real property.  On June 14, 2007, the Nation paid SEGC $3.2 million for the value of land purchased for the development of the Seneca Buffalo Creek Casino.

Principal Debt Arrangements.     As of June 30, 2007, our long-term debt consists of $300.0 million in 2004 senior notes and $200.0 million in 2005 senior notes.  The senior notes carry a fixed annual interest rate of 7¼% and semi-annual interest payments are due on May 1 and November 1.

The 2004 and 2005 senior notes are unsecured and rank equally.  As of June 30, 2007 aggregate accrued interest on the 2004 and 2005 senior notes was $6.0 million.  The senior notes mature on May 1, 2012, are redeemable at our option in whole or in part at any time after May 1, 2008, at the redemption prices set forth in our Indenture, are subject to redemption requirements imposed by gaming laws and regulations and are required to be repurchased by us at the of holders upon certain change of control events.

We expect cash generated from our operations, available cash and cash equivalents and short-term investments as of June 30, 2007 will be sufficient to fund our expansion plans on the Allegany Territory described below, service our debt, and meet our working capital requirements and other commitments and obligations for at least the next 12 months.  However, our ability to fund our operations, make planned capital expenditures, service our debt and meet our other commitments and obligations depends on our future operating performance and cash flow (and may be impacted by any cash distributions to our owner, the Nation, in excess of those to be paid pursuant to existing commitments and obligations, such as distributions to pay or reimburse certain operating expenses, to pay declared distributions payable on future payment dates and to meet our obligations under the Distribution Agreement), which are in turn subject to prevailing economic conditions, and to financial, business and other factors, some of which are beyond our control.  Additionally, unlike traditional corporations, we are prohibited by law from generating cash through an offering of equity securities.  Also, our ability to make distributions to the Nation and to incur additional indebtedness is restricted under the terms of the indenture governing the 2004 and 2005 senior notes and the Distribution Agreement.

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

We recently completed construction of the permanent gaming floor at the Seneca Allegany Casino and a 212-room resort hotel and other amenities at this property.  The permanent casino floor was officially opened on December 28, 2006 and the resort hotel and related amenities opened on March 30, 2007.  We estimate the total cost to complete the resort hotel and permanent casino to be approximately $169.0 million. We continue to proceed with development at the Seneca Allegany Casino and Hotel, with the conversion of the former original casino into an approximate 1,700 seat events center with additional administrative and support space, and certain exterior improvements to the original casino, and the hotel and parking garage, including landscaping and other cosmetic improvements, at a total estimated cost of up to $40 million.  We estimate completion of the interior components of the original casino renovation by mid-February 2008.

We now plan to proceed with the next phase of development at the Seneca Allegany Casino and Hotel, which will involve the design, development and construction of an additional 179 to 204 room hotel tower, and up to 31,000 square feet of additional gaming space and related amenities, for an estimated cost of up to $130 million. The completion date for this phase of construction is estimated to be mid-2009.

We commenced construction of our Seneca Buffalo Creek Casino on December 8, 2005.  The permanent facility is planned to initially feature 1,900 to 2,200 slot machines, 30 to 50 table games, two fine dining restaurants, a 24-hour casual dining restaurant, a bar, conference and meeting space, a retail store and a 2,500-space parking garage. As previously noted, we planned to open, and have opened, on July 3, 2007, a temporary Class III gaming facility on the Seneca Buffalo Creek Territory, which fulfills the Nation’s obligation under the Compact to open a Class III gaming facility in Erie County, New York by December 31, 2007.  Reference is made to our Annual Report on Form 10-K for the year ended September 30, 2006 for a description of certain legal proceedings relating to our planned Seneca Buffalo Creek Casino.  See also “Part II. Item 1 – Legal Proceedings” for material developments regarding certain of these proceedings.

Distribution Agreement Obligations

On April 27, 2007, we entered into a Distribution Agreement among the Nation, the Seneca Nation of Indians Capital Improvements Authority, or the Authority, us and Wells Fargo Bank, as Trustee, in connection with the Authority’s issuance in two series (one tax exempt and the other taxable) of an aggregate principal amount of $159,495,000 special obligation bonds, or the 2007 Bonds.  The Distribution Agreement obligates us, subject to any contractual restrictions applicable to us (including, but not limited to, the Indenture governing our 2004 and 2005 senior notes) to make monthly distributions to the Nation at the times and in the amounts necessary to enable the Authority to pay the debt service on the 2007 Bonds as required under the Authority’s indenture. At the direction of the Nation and the Authority, we will pay such distributions directly to the Trustee. The Authority’s debt service commenced on June 1, 2007.  For the period from June 1, 2007 through December 1, 2007, the Authority’s debt service averages approximately $0.9 million per month. For the period from January 1, 2008 through December 1, 2013, the Authority’s debt service averages approximately $1.8 million per month. For the period from June 1, 2014 through December 1, 2023, the Authority’s debt service averages approximately $1.2 million per month. The foregoing debt service averages are based on scheduled payments of interest and principal under the Authority’s indenture and bonds and do not address the effects of any earlier call for redemption, by acceleration or otherwise.  The Distribution Agreement provides that neither the Trustee nor the Authority’s bondholders will have any recourse under the Distribution Agreement to any revenues, assets or property of SGC or its subsidiaries should we fail to comply with our distribution obligations.   Reference is made to our Current Report on Form 8-K filed with the SEC on May 1, 2007 for a description of the payment terms, including maturity dates and redemption terms, of the 2007 Bonds, and certain material terms of the Distribution Agreement.

Regulation

Our operations are regulated by Nation laws, the Compact and federal statutes, most notably the Indian Gaming Regulatory Act, or IGRA.  Several bills have been proposed during recent sessions of Congress that would have affected Indian gaming.  Most notably, in the most recent session of Congress, Senator McCain’s S. 2078, the Indian Gaming Regulatory Act Amendments of 2006 and Congressman Pombo’s (R-CA) H. 4893, Restricting Indian Gaming to Homelands of Tribes Act of 2006, proposed additional regulations for tribes and more restrictions on “off-reservation” gaming.  These bills contained provisions that would have grandfathered existing Indian gaming operations such as Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel.  Neither bill was passed by either the House or Senate.  Also, the administration has published proposed regulations relative to off-reservation gaming.  Certain of such bills and regulations, if enacted, could impair the ability of the Nation and SGC to expand its gaming operations and adversely impact the future growth of the Nation’s revenue base.  In addition, from time to time, various government officials have proposed taxing Indian casino gaming or otherwise limiting or restricting the conduct of gaming operations by Indian tribes.  No assurance can be given that such legislation, if and when enacted by Congress, would not have a material adverse effect on the operations of SGC.  If Congress were to enact comprehensive amendments to the IGRA, such legislation could have a material adverse effect on our operations.

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

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our interim President and Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, have inherent limitations due to cost issues, the possibility of human error, judgments and assumptions regarding the likelihood of future events, and the circumvention and overriding of the controls and procedures.   Accordingly, even effective disclosure of controls and procedures can provide only reasonable assurance of achieving the desired control objectives.

SGC’s management, under the supervision and with participation of our Interim President and Chief Executive Officer and Chief Financial Officer (as our principal executive officer and principal financial officer, respectively), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our Interim President and Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures as of June 30, 2007 provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15 or 15d-15 or otherwise that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.     OTHER INFORMATION

Item 1.                                                           Legal Proceedings

In the Matter of Seneca Niagara Falls Gaming Corporation and Seneca Territory Gaming Corporation, Claimants, and Klewin Building Company, Inc. and C.R. Klewin Gaming & Hospitality, Inc., Respondents (American Arbitration Association No. 15 110 00691 05; Arbitration before the Arbitration Panel of James W. Gresens, Robert A. Dean, and S. Thomas Aiston).

Consistent with information previously reported in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006, our Quarterly Reports for the three months ended December 31, 2006 and March 31, 2007, and our Current Report on Form 8-K filed on June 12, 2007, respectively, on October 15, 2003, SNFGC and Klewin Building Company, Inc. (or Klewin) entered into an Owner-Design/Builder Agreement whereby Klewin agreed to design and build a hotel, casino and spa for SNFGC in Niagara Falls, New York for a guaranteed maximum price of $153,048,497.  On August 10, 2005, SNFGC provided Klewin with a notice of default because of Klewin’s failure to pay the architect and Klewin’s acknowledgement that it would not deliver the project within the guaranteed maximum price.  A second notice of default was issued based on Klewin’s failure to pay its subcontractors. These matters have been the subject of arbitration proceedings pursuant to the arbitration clause in the contract.

On May 7, 2007, the parties were to have commenced the arbitration hearing before the panel of arbitrators. Commencement of such hearing was adjourned in anticipation of an expected global settlement of this matter and related litigation between us and both Klewin and T.D. Banknorth, N.A. (Banknorth) (which litigation is described in our 2006 Form 10-K and Quarterly Report on Form 10-Q for the quarter ended December 31, 2006).

On June 6, 2007, we reached formal resolution with each of Klewin and Banknorth, the collective terms of which provide for the following: (a) Klewin’s stipulation to an arbitration award in our favor in the amount of approximately $14.5 million; (b) Klewin’s consent to release to us in satisfaction of the arbitration award approximately $3.6 million, which is the balance remaining from the approximately $14.5 million that we deposited into a Banknorth account in August 2005 for the benefit of the architect and the subcontractors on our Niagara Falls hotel project and other construction projects; (c) our agreement to continue to satisfy all valid subcontractor and vendor claims in conjunction with the above construction projects arising after June 30, 2005; (d) Klewin’s agreement to provide us with copies of monthly internally prepared financial statements for 2007, as well as copies of tax returns for tax years 2006 and 2007 when filed, with the understanding that should Klewin be found within 2007 to be in possession of any unencumbered assets or revenues not previously disclosed by Klewin during the litigation, such unencumbered assets or revenues will be used to satisfy the above $14.5 million arbitration award; (e) agreements between the parties to voluntarily discontinue all pending legal actions between them as soon as practicable, and no more than thirty (30) days after we receive the $3.6 million sum described above; and (f) the exchange of mutual releases among SNFGC, STGC, Klewin and Banknorth.

Citizens Against Casino Gambling v. Kempthorne (1:06-cv-00001-WMS (WDNY)) (formerly Citizens Against Casino Gambling v. Norton)

Consistent with information previously reported in our Form 10-K for the year ended September 30, 2006,  in January 2006, an action was filed in the United State District Court, Western District of New York by various plaintiffs against the United States Department of Interior, the National Indian Gaming Commission and three individuals in their official capacities as Secretary of the Interior, Acting Assistant Secretary of the Interior for Indian Affairs and Chairman of the National Indian Gaming Commission.  The action seeks declaratory and injunctive relief under the Administrative Procedure Act, the Declaratory Judgments Act, the National Historic Preservation Act (NHPA), the National Environmental Policy Act (NEPA) and the Indian Gaming Regulatory Act (IGRA) and is principally directed at the decisions and actions of the defendants that permit the construction and operation of our Seneca Buffalo Creek Casino.  The plaintiffs claim that the defendants have failed to comply with NEPA, NHPA, and IGRA and have requested that the Court take numerous actions including declaring that the lands acquired by the Nation pursuant to Seneca Nation Land Claims Settlement Act of 1990 (SNLCSA) are not gaming eligible Indian lands within the meaning of IGRA and declaring that the Nation’s Compact violates IGRA.

On January 12, 2007, the District Court granted the defendant’s motion to dismiss for lack of subject matter jurisdiction, holding that, notwithstanding the U.S. Department of Interior’s prior determination that the Seneca Nation’s Buffalo Creek Territory in Erie County, New York, constitutes “Indian Lands” within the meaning of the IGRA, the National Indian Gaming Commission, or NIGC, must make its own determination of whether the Nation’s Buffalo Creek Territory constitutes “Indian Lands” upon which Class III casino gaming may be conducted.  The District Court further ordered that the Nation’s 2002 gaming ordinance (which had been approved by the NIGC) be vacated insofar as it permits Class III gaming on the Nation’s Buffalo Creek Territory (the Court specifically limited its holding to the Nation’s Buffalo Creek Territory).

As a material development for the quarter ended June 30, 2007, on April 20, 2007, the Court denied the U.S. Department of Justice’s motion for reconsideration, holding that the defendants had not established any clear error in the Court’s earlier analysis or conclusion.

On June 14, 2007, Plaintiffs appealed the January 12, 2007 decision and order of the District Court (as amended by the April 20, 2007 decision and order) to the Second Circuit Court of Appeals.

On July 2, 2007, the Seneca Nation received correspondence from the NIGC approving the Nation’s Class III Gaming Ordinance for its Buffalo Creek Territory and concluding that such lands are eligible for Indian gaming.  On the basis of the NIGC’s positive “Indian Lands” determination, on July 3, 2007, SEGC commenced Class III gaming on the Nation’s Buffalo Creek Territory in fulfillment of the requirement set forth in Nation’s Compact with the State of New York, which provides that the Nation’s exclusive right, under the Compact, to establish and operate a third Class III gaming facility in Western New York may terminate if the Nation or SEGC had failed to commence Class III gaming operations in Erie County, New York, by December 9, 2007.

Consistent with information previously disclosed by SGC, the Nation is not a party to this action, and as such, neither it nor SGC has the ability to direct or control any aspect of this litigation, including ongoing appeals from the Court’s decisions and orders.  SGC intends to continue with plans for, and construction of, a permanent Seneca Buffalo Creek Casino, but such plans and construction may be delayed and SGC may be unable to continue to conduct Class III gaming on the Seneca Buffalo Creek Territory based upon the status and outcome of the above appeal, and any subsequent appeals.

Citizens Against Casino Gambling in Erie County, et al. v. Hogen (1:07-cv-00451-WMS (WDNY)).

On July 12, 2007, various plaintiffs brought suit against against Philip N. Hogen, in his capacity as Chairman of the National Indian Gaming Commission and Dirk Kempthorne, in his capacity as the Secretary of Interior seeking declaratory and injunctive relief under the federal Administrative Procedure Act, federal Declaratory Judgments Act,

Rule 57 of the Federal Rules of Civil Procedure and the IGRA, which challenges the decisions and actions of the defendants in approving the Nation’s June 9, 2007 Buffalo Creek gaming ordinance, including the defendants’ determination that Nation’s Buffalo Territory constitutes “Indian Lands” as defined in IGRA, and defendants’ determination that such lands are otherwise gaming-eligible.  Plaintiffs allege that the actions of the defendants are arbitrary and capricious and an abuse of discretion, and request injunctive relief that would enjoin defendants from proceeding with any decision or action permitting the construction and operation of a casino on the Nation’s Buffalo Creek Territory. Because the substance of the plaintiffs’ claims is substantially similar to that set forth in the above described action, Citizens Against Casino Gambling v. Kempthorne (1:06-cv-00001-WMS (WDNY)) (formerly Citizens Against Casino Gambling v. Norton), plaintiffs have moved for an expedited briefing and argument schedule.

As with the above litigation, Citizens Against Casino Gambling in Erie County v. Kempthorne, the Nation is not a party to this action, and as such, neither it nor SGC has the ability to direct or control any aspect of this litigation.  SGC intends to continue with plans for, and construction of, a permanent Seneca Buffalo Creek Casino, but such plans and construction may be delayed and SGC may be unable to continue to conduct Class III gaming on the Seneca Buffalo Creek Territory based upon the status and outcome of this litigation, and any appeals from such litigation.

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

The continued services of our key operating and executive personnel are important to our future success. The loss of the services of such key operating and executive personnel could have an adverse impact on us.  There can be no assurance that the services of such personnel will continue to be made available to us.  We do not maintain key person life insurance policies on any of our executives.  As previously disclosed in Current Reports on Form 8-K, effective February 7, 2007, John Pasqualoni, our President and Chief Executive Officer, and Joseph D’Amato, our Chief Operating Officer, resigned for personal reasons.  Brian Hansberry, our former General Manager of the Seneca Niagara Casino and Hotel has been appointed as Interim President and Chief Executive Officer. On February 13, 2007, Michael Speller, our Senior Vice President of Gaming Operations, delivered written notice of voluntary termination pursuant to his employment agreement, with such termination effective June 12, 2007.

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

In December 2006, the NIGC notified the Nation that it would be commencing a review of the Nation’s use of gaming revenues starting in January 2007.  The NIGC sent its inspection team on-site three times during February and March of 2007 to review Nation financial records for fiscal years 2005 and 2006.  On March 7, 2007, following a request by the Nation that the NIGC clarify the scope of documents its inspection team is reviewing, the NIGC issued a subpoena to obtain certain documents needed to complete their review.  On March 8, 2007, Nation and SGC staff met with the NIGC inspection team to obtain clarification on the scope of the review and the documents being sought.  The Nation has been cooperating with the NIGC inspection team and has made Nation and SGC staff available to answer questions that have arisen during the course of the inspection team’s review.  As of August 14, 2007, the NIGC’s review of the Nation’s use of net gaming revenues is ongoing.  The IGRA and NIGC’s implementing regulations do not provide a timeline within which the NIGC must complete its review.

Under IGRA, net revenues from tribal gaming operations may only be used for the following purposes: (i) to fund tribal government operations or programs; (ii) to provide for the general welfare of the Indian tribe and its members; (iii) to promote economic development; (iv) to donate to charitable organizations; or (v) to help fund operations of local government agencies. Under IGRA, tribal member distributions of net gaming revenues may only be made pursuant to a revenue allocation plan approved by the Bureau of Indian Affairs, Department of the Interior, or DOI. The Nation makes tribal member distributions from revenues it receives from SGC’s operating lease payments. If the NIGC or DOI determines that the tribal member distributions from the operating lease payments are distributions of net gaming revenues subject to IGRA’s requirements, it may attempt to take enforcement actions against the Nation.

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

10.2

Employment Agreement, dated April 12, 2007, and effective as of February 7, 2007, between the Corporation and E. Brian Hansberry (incorporated by reference to Exhibit 10.1 to SGC’s Current Report on Form 8-K filed on April 18, 2007).

10.3

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

Dated August 14, 2007

/s/ E. Brian Hansberry
E. Brian Hansberry
Interim President and Chief Executive Officer
(Principal Executive Officer)

/s/ Patrick M. Fox
Patrick M. Fox
Chief Financial Officer
(Principal Financial and Accounting Officer)