Form 10-K
period 2007-09-30
Seneca Gaming Corp
filed 2007-12-31
CIK 1296785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007

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

Factors that could cause actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements include, but are not limited to, the risk factors set forth in Item 1A. of this Annual Report on Form 10-K and the risks discussed in our other filings with the Securities and Exchange Commission.   Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date of this filing.We assume no obligation to update these forward-looking statements.

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

PART I

Item 1.            Business

Except as otherwise indicated by the context, in this Annual Report on Form 10-K, or this Annual Report, we refer to (1) Seneca Gaming Corporation as “SGC” or “the Company,” (2) Seneca Niagara Falls Gaming Corporation, a wholly owned subsidiary of SGC, as “SNFGC,” (3) Seneca Territory Gaming Corporation, a wholly owned subsidiary of SGC, as “STGC,” (4) Seneca Erie Gaming Corporation, a wholly owned subsidiary of SGC, as “SEGC,” (5) Lewiston Golf Course Corporation, a wholly owned subsidiary of SNFGC, as “LGCC,”, (6) Seneca Massachusetts Gaming Corporation, a wholly owned subsidiary of SGC, as “SMGC,” (7) the Seneca Nation of Indians of New York, as “Nation”, “Seneca Nation” or “Seneca Nation of Indians,” (8) the Nation-State Gaming Compact between the Seneca Nation of Indians and New York State, dated August 18, 2002, as the “Compact”, and (9) SGC, SNFGC, STGC, SEGC, LGCC, and SMGC collectively, as “we,” “our,” “ours” and “us.”  SNFGC, STGC, SEGC and LGCC are sometimes collectively referred to as the “restricted subsidiary guarantors”, based on their respective guarantees of SGC’s obligations under the senior notes.  Our fiscal year ends on September 30.  “Fiscal 2007” is defined as the fiscal year ended September 30, 2007, “Fiscal 2006” is defined as the fiscal year ended September 30, 2006, and fiscal years prior to 2006 are defined similarly within the context of this Annual Report on Form 10-K.

Overview

SGC is wholly owned by the Nation and chartered to develop, manage and direct all of the Nation’s Class III gaming operations on the Nation’s territories in Western New York. SGC was chartered by the Nation in August 2002.  In August 2002, the Nation entered into the Compact with New York State that provides the Nation with the right to establish and operate three Class III gaming facilities in Western New York.  We currently operate three Class III gaming facilities in Western New York—Seneca  Niagara Casino and Hotel, which is located in the City of Niagara Falls, New York (Niagara Territory) and operated by SNFGC, approximately 20 miles north of Buffalo, New York, Seneca Allegany Casino and Hotel, which is located in the City of Salamanca, New York (Allegany Territory) and operated by STGC, approximately 75 miles northeast of Erie, Pennsylvania, and Seneca Buffalo Creek Casino, which is located in the inner harbor district of Buffalo, New York (Buffalo Creek Territory) and operated by SEGC. Seneca Niagara Casino and Hotel opened on December 31, 2002 (initially, as the Seneca Niagara Casino).  Seneca Allegany Casino and Hotel opened on May 1, 2004 (initially, as the Seneca Allegany Casino).  Seneca Buffalo Creek Casino commenced operations on July 3, 2007 in a temporary facility.  Our three casinos are located on land held in restricted fee by the United States, which, together with the rights under the Compact, allows us to conduct Class III gaming operations in New York State and are the only gaming facilities in New York State to offer both Class III slot machines and table games.

As of September 30, 2007, Seneca Niagara Casino and Hotel featured over 147,000 square feet of gaming space, with 4,199 slot machines and 102 table games.  Seneca Allegany Casino and Hotel featured over 68,000 square feet of gaming space with 2,336 slot machines and 41 table games, and Seneca Buffalo Creek Casino (operating in a temporary facility) featured approximately 6,000 square feet of gaming space, 135 slot machines and a snack bar.   As of September 30, 2007, we had approximately 1.4 million members in the Seneca Link Player’s Card database with an average of approximately 18,000 new members joining per month for the prior twelve months.  As of September 30, 2007, approximately 20% of the Seneca Link Player’s Card members lived in the Buffalo-Niagara area, and approximately 5%, 19%, 15%, and 40% lived in Canada, Pennsylvania, Ohio and other areas of New York, respectively.

Factors contributing to our success include:

•    since their openings, our ability to successfully market Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel to our primary and secondary target markets;

•    with the addition of our luxury hotels on the Niagara and Allegany Territories, the ability to increase patron count, length of stay and attract higher-end gaming guests from a broader geographic area;

•    our ability to enroll approximately 1.4 million patrons in our cross-property Seneca Link Player’s Card program, which has increased our ability to use effective direct mail and targeted marketing programs to establish patron loyalty to the Seneca brand at a profitable level;

•    our entertainment options, offering varied quality acts to our patrons;

•    our mix of slot machines, which we believe is superior to our competition and includes the latest product introductions by leading United States and international slot manufacturers;

•    our use of current information technology, including “ticket-in/ticket-out” slot machines, automated jackpot payment machines, ticket redemption units, and electronic slot bonusing and database programs to increase operating efficiencies;

•    our ability to operate at a high margin, which we achieve through the careful monitoring and control of labor costs and the effective use of our marketing and advertising expenditures;

•    our continued expansion at and reinvestment in our properties; and

•    our experienced senior management team.

Our principal executive offices are located at 345 Third Street, Niagara Falls, New York 14303 (Niagara Territory), and our telephone number is (716) 299-1100.  Our website is www.senecagamingcorporation.com.  The website for the Seneca Gaming Corporation is located at www.senecagamingcorporation.com.  The websites for our Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel are located at www.senecaniagaracasino.com, www.senecaalleganycasino.com, respectively. The Nation also furnishes information about SGC and its properties at www.sni.org.   The information on these websites is not part of this Annual Report.

SENECA NIAGARA CASINO, SENECA NIAGARA CASINO and Design, BEAR’S DEN, EIGHT CLANS, SENECA LINK and Design, THE WESTERN DOOR A SENECA STEAKHOUSE and Design, THUNDER MOUNTAIN BUFFET and Design, TURTLE ISLAND and Design, BLUE HERON CLUB, JAVA CAFÉ and Design (New York State Registration), SENECA ALLEGANY CASINO and Design, SENECA CHAIRMANS CLUB, SENECA PLAYERS CLUB, and SENECA SELECT CLUB are registered trademarks in the U.S.  All other trademarks, trade names and service marks appearing in this Annual Report are the property of their respective holders.

Seneca Niagara Casino and Hotel

Seneca Niagara Casino and Hotel is located on approximately 24 acres on the Nation’s Niagara Territory in the City of Niagara Falls, New York, and offers gaming, entertainment and related amenities, with over 147,000 square feet of gaming space.  Seneca Niagara Casino and Hotel is open 24 hours per day, seven days per week and is our flagship gaming facility.  We opened our original Niagara Falls gaming facility on December 31, 2002 in the former Niagara Falls Convention and Civic Center.  The initial capital invested to open was approximately $95.2 million. Since then, we have continued to invest in facilities and equipment at this property.  On December 15, 2005, we opened our expanded gaming floor, which added approximately 950 slot machines and 20 table games.  On March 31, 2006, we completed the phased opening of our luxury hotel, along with all other amenities, as described below.  Total cost of constructing and equipping our luxury hotel and expansion project was $234.0 million.   Since partial opening on December 30, 2005, Seneca Niagara Casino and Hotel has achieved strong financial and operating results.

As of September 30, 2007, Seneca Niagara Casino and Hotel featured:

•    over 147,000 square feet of Class III gaming space with 4,199 slot machines, 102 table games, including blackjack, craps and roulette, and keno;

•   604 hotel rooms, including 118 suites of various sizes;

•   a full-service luxury spa and salon;

•   the Thunder Falls Buffet, a 400-seat international buffet;

•   The Western Door steakhouse, a 160-seat fine dining restaurant that includes a 36-seat bar and lounge area;

•   La Cascata, a 120-seat Italian fine dining restaurant;

•   Three Sisters Café, a 24-hour casual dining restaurant with seating for more than 200;

•   Koi, a 70-seat fine dining restaurant featuring a Pan-Asian menu;

•   Blues, a 120-seat casual dining restaurant featuring barbecue and southern cuisine, which opened on July 6, 2007

•   Morrie’s Express, a walk-up delicatessen with seating for 30;

•   four bars;

•   a snack bar;

•   five retail stores;

•   the Seneca Events Center, a 25,200 square-foot multi-purpose entertainment/event facility, which can seat up to 2,200 (for entertainment events);

•   the Bear’s Den, a 468-seat theater;

•   8,000 square feet of conference and banquet space;

•    a 2,300-space parking garage, with 11 bus bays; and

•    additional surface parking for over 1,400 vehicles.

We believe numerous competitive factors contribute to our current success, including:

•    an underserved local market with limited gaming and entertainment options;

•    a favorable demographic mix;

•    limited competition from competitors within New York State;

•    easy access by major interstate highways;

•    our emphasis on employee customer service training;

•    the strength of the Canadian dollar, which has helped to increase Canadian patronage; and

•    the smoking ban, effective May 31, 2006, in the Canadian gaming facilities within our competitive market

Accommodations.      Seneca Niagara Casino and Hotel’s luxury hotel tower is adjacent, and connected to our original gaming facility, and features 486 well-appointed rooms, 86 corner suites, 22 one-bedroom suites, and 10 penthouse suites. The third floor at Seneca Niagara Casino and Hotel features a full-service spa and salon, fitness room and swimming pool. The luxury hotel has allowed us to market Seneca Niagara Casino & Hotel to patrons with higher gaming budgets, patrons from further distances that will stay overnight, and additional patrons from within our immediate market area.

Food and Beverage Facilities.   Seneca Niagara Casino and Hotel features six restaurants, four bars, a walk-up deli, and one snack bar. The Western Door is a steakhouse which seats approximately 160 patrons in the dining room, with seating for an additional 36 patrons in the bar and lounge. La Cascata is a fine dining Italian restaurant which seats approximately 120 patrons, while Koi, located adjacent to La Cascata, offers Pan-Asian cuisine with seating for approximately 70 patrons. Blues, a 120-seat casual dining restaurant featuring barbecue and southern cuisine, opened on July 6, 2007 in the location of our former nightclub, Hush.  Three Sisters Café is open 24 hours per day, seven days per week, and offers seating for 200 patrons, with counter seating for an additional 8 patrons. Thunder Falls Buffet offers an expansive international selection of cuisine at a buffet style restaurant with seating for approximately 400 patrons.

Seneca Niagara Casino and Hotel has four bars: Club 101, located at the center of the original gaming floor; The Lobby Bar, located in the hotel lobby; Aces Bar, located in the expanded gaming floor; and the Keno bar, located adjacent to our Keno lounge.

For Fiscal 2007, food and beverage sales accounted for approximately 8.3% of our gross revenue at Seneca Niagara Casino and Hotel.

Entertainment Facilities  Located on the luxury hotel’s second floor, the Seneca Events Center can seat up to 2,200 for performances, and can also be used for banquets, dinner performances and gatherings of many sizes. Since opening on December 31, 2005, the Seneca Events Center has hosted numerous well-known performers and acts, including ZZ Top, Brooks & Dunn, Bill Cosby, Steely Dan, and GooGoo Dolls.  In addition to entertainment, the multi-purpose room can hold up to 150 trade show booths.

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

Parking and Transportation Facilities.  Since most of Seneca Niagara Casino and Hotel’s patrons arrive by automobile, we endeavor to provide ample space for parking. We have approximately 3,700 available parking spaces, including a 2,300-space parking garage. Seneca Niagara Casino & Hotel offers all valet and self-parking services free of charge. We believe our parking facilities are adequate to service the parking needs of our patrons.   Seneca Niagara Casino and Hotel also has 11 bus bays and a bus program that has accounted for approximately 342 patrons per day to Seneca Niagara Casino during Fiscal 2007.

Niagara Falls Real Estate Acquisitions

We continue to move forward with the acquisition of the remaining acreage of the approximate 50-acre footprint in the City of Niagara Falls, New York, designated by New York State under the Compact for ownership by the Nation. The Compact specifically excluded approximately 1.5 acres of land within the footprint owned by a Roman Catholic Church.  Additionally, in July 2006, the Nation agreed to waive its right to acquire approximately one half acre of additional land within the footprint owned by End Time Handmaidens, Inc., a religious organization.  In return for the waiver, the Nation obtained a right of first negotiation and refusal with respect to the future sale of the parcels.  As a result of the carve-out relating to the parcels owned by the Roman Catholic Church, and the Nation’s agreement with the End Time Handmaidens, the total acreage of the Niagara Territory upon completion of the condemnation process is anticipated to be approximately 48 acres.

As of December 19, 2007, we have obtained possession either through eminent domain or private purchase substantially all of the remaining acreage within the footprint, other than certain streets owned by the City of Niagara Falls providing access to the above church parcels, and a bike path owned by the New York State Department of Transportation. We expect to acquire these remaining parcels in early 2008.

With the exception of approximately 2 acres of land and a hotel property within the footprint acquired for $7.9 million through a private sale in December 2005, substantially all of our acquisitions within the footprint have been accomplished through condemnation proceedings pursuant to New York State Eminent Domain Procedure Law (EDPL).  The amounts paid to condemnees from whom we have acquired property are deemed to be advance payments, in that property owners are entitled to reserve their rights to challenge the appraised property values determined by the condemnor’s appraisers.  To date, all record owners from whom property was acquired pursuant to the EDPL have reserved rights to claim additional compensation.  If a court determines that the value for the land and improvements (including fixtures) is higher than the appraised value we paid to a condemnee, then we may be liable to the condemnee for the difference and potentially also responsible for certain additional costs and payments to the condemnee, such as attorneys’ fees.

We have commenced a master planning process with respect to development and utilization of the full 48-acre Niagara Territory footprint described above and integration of the Niagara Falls facilities with those on or planned for the Allegany and Buffalo Creek Territories.  As we develop our facilities, we intend to have them complement each other, offering diverse hotel, entertainment and gaming experiences to our guests.

Seneca Allegany Casino and Hotel

Seneca Allegany Casino and Hotel, our second Class III gaming facility is located on the Nation’s Allegany Territory in the City of Salamanca, New York.  Seneca Allegany Casino and Hotel offers Class III gaming, entertainment, lodging and related amenities.  Seneca Allegany Casino and Hotel caters primarily to middle-market, drive-in patrons from its primary and secondary markets and is open 24 hours per day, seven days per week.    Seneca Allegany Casino opened on May 1, 2004.  On March 30, 2007, we opened a 212-room resort hotel, including two fine dining restaurants, a 24-hour casual restaurant and certain amenities, at Seneca Allegany Casino and Hotel, which followed the December 28, 2006, official opening of a new permanent gaming floor.

As of September 30, 2007, Seneca Allegany Casino and Hotel featured:

•    over  68,000 square feet of gaming space with approximately 2,336 slot machines and 41 table games, including blackjack, craps and roulette;

•   212 hotel rooms, including 28 suites of various sizes;

•   a full-service luxury spa and salon;

•   the Thunder Mountain Buffet, a 322-seat international buffet;

•   The Western Door steakhouse, a 152-seat fine dining restaurant;

•   Patria, a 110-seat Italian fine dining restaurant;

•   Seneca Café, a 24-hour casual dining restaurant with seating for 204;

•   a snack bar, retail store and 2 bars and lounges;

•   a parking garage for approximately 1,850 vehicles; and

•   surface parking for approximately 1,000 vehicles.

We are converting the former approximate 120,000 square foot temporary casino structure into an events center with a seating capacity for 1,700 people, along with additional administrative and support space.  We estimate that the conversion of the temporary casino structure will be completed by mid-February 2008 at a cost of approximately $40.0 million.

We have further commenced design and development of an additional 179 to 204 room hotel tower, with up to 31,000 square feet of additional gaming space and related amenities, for an estimated cost of up to $130 million. The completion date for this additional hotel tower is estimated to be mid-2009.

Seneca Buffalo Creek Casino

In addition to Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel, the Nation has the exclusive right to construct our third Class III gaming facility in Erie County, New York. This new Class III gaming facility is referred to as Seneca Buffalo Creek Casino.  On October 3, 2005 the Nation acquired approximately nine acres of land in the inner-harbor district of downtown Buffalo, which constitutes the Nation’s Buffalo Creek Territory to complete fulfilling the requirement of the Compact.  Initially, the nine acre parcel was bisected by a two block section of a street owned  by the City of Buffalo (Fulton Street).  In November 2006, we acquired the two block section of Fulton Street from the City of Buffalo for a purchase price of $631,600.

In order to meet the requirements of the Compact, on December 8, 2005 we began construction of a temporary Class III gaming facility on the Seneca Buffalo Creek Territory.  On July 3, 2007 we began operating a temporary Class III gaming facility at this location.  This temporary facility is approximately 6,000 square feet, and features 135 slot machines and a snack bar.  We have commenced design and development of an expansion of the temporary Seneca Buffalo Creek Casino that will add 109 slot machines at an estimated cost of $3.2 million, including equipment and furnishings.  Completion of this expansion is expected in Spring 2008.  The Seneca Buffalo Creek Casino is owned and operated by SEGC.

On October 3, 2007, we formally announced our plans for a permanent casino and hotel complex on the Buffalo Creek Territory having an estimated cost of $333 million. The permanent Seneca Buffalo Creek Casino and Hotel is expected to initially feature:

•    approximately 90,000 square feet of gaming space;

•    2,000 slot machines;

•    45 table games;

•    a 22-story all-suite hotel;

•    four restaurants;

•    a full-service spa and salon;

•    retail and other amenities; and

•    a 2,500-space parking garage.

The casino portion of the project is expected to open in Spring 2010, followed approximately three months later by the opening of the hotel complex.

SGC’s ability to continue operation of the temporary Seneca Buffalo Creek Casino, and its ability to complete the permanent Seneca Buffalo Creek Casino and Hotel, as well as the timing of the opening of the permanent Seneca Buffalo Creek Casino and Hotel, will depend on various factors, including existing legal challenges. See “Item 3 - Legal Proceedings” for a discussion of existing legal challenges regarding our Seneca Buffalo Creek Casino.

Status of Former Class II Operations

As of January 1, 2005, we transferred all Class II gaming operations to the Nation, which included our poker operations at the Seneca Niagara Casino and Seneca Allegany Casino.   The Nation, through its wholly owned business enterprise, Seneca Gaming & Entertainment, currently operates the Class II poker operations at Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel, in addition to two Class II gaming facilities located on the Nation’s Territory in the City of Salamanca and Irving, New York, respectively.   The transfer of the Class II operations as of January 1, 2005 was consistent with our understanding of the Nation’s Council’s (the Nation’s legislative body) intent that we manage and operate the Nation’s Class III operations and that Council directly manage and operate the Nation’s Class II operations.

Lewiston, NY Golf Course Development

In March 2006, we acquired 257 acres of land with the intent to design and build a championship level golf course in Lewiston, New York, approximately eight miles from Seneca Niagara Casino and Hotel.  We selected the Robert Trent Jones II firm to design the golf course.  Construction of the golf course commenced in July 2007, with an anticipated opening in Summer 2009 at an approximate cost of $26.0 million.  The Nation formed the Lewiston Golf Course Corporation, as a subsidiary of the Seneca Niagara Falls Gaming Corporation, to own and operate the golf course.

Massachusetts Gaming Development

During Fiscal 2007, the Nation’s Council chartered, at the request of the SGC board of directors, Seneca Massachusetts Gaming Corporation (SMGC) to explore gaming development opportunities in the Commonwealth of Massachusetts. SMGC has entered into a relationship with the Wampanoag Tribe of Gay Head (Aquinnah) to jointly engage in preliminary development activities, including legislative activities and market and site analysis, as the Massachusetts legislature considers legislation allowing for Class III gaming.

Business and Marketing Strategy

SGC believes that it is the premier gaming operator in Western New York State and in the areas of Northern Pennsylvania and Ohio located within its primary and secondary markets. Since the December 31, 2002 opening of the Seneca Niagara Casino, SGC has invested significantly in the development, expansion and maintenance of its gaming facilities, including the completing of the hotel and gaming projects at Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel, and the opening of the temporary casino on the Seneca Buffalo Creek Territory. Investments are planned to continue in 2008 with the completion of the conversion of the former temporary Seneca Allegany Casino into an events center with related amenities, the start of construction on the second hotel tower at Seneca Allegany Casino and Hotel and the start of construction of the permanent gaming facility on the Seneca Buffalo Creek Territory. These planned investments are expected to enable SGC to maintain its position as the premier gaming operator in the region described above.  To further that objective, and to provide for expanded opportunities in the convention and tourism markets, a master planning process has commenced with respect to the Niagara Falls, Allegany and Buffalo gaming and related facilities. A principal goal is for the facilities to complement each other, offering diverse hotel, entertainment and gaming experiences for our guests.

SGC believes the Western New York hotel, entertainment and gaming markets are significantly underserved, and that the exclusivity provided in the Compact gives SGC the opportunity to serve these markets by providing patrons with unique entertainment and gaming experiences.

SGC’s gaming facilities are intended to provide a high-quality and diverse gaming experience that SGC believes will add to its patron base and strengthen patron loyalty in each segment of the gaming market.  In order to maximize income from operations, SGC will coordinate advertising, promotions, entertainment and special events to minimize competition among its gaming facilities, and integrate administrative and information technology functions.  As slot play currently represents approximately 88% of SGC’s consolidated gross gaming revenues, SGC also strives to offer the most current selection of slot machines in order to provide cutting-edge options for guests, and to differentiate it from the regional competition.  SGC will continue to brand the Seneca name through advertising and promotion of its Seneca Link Player’s Card, which is accepted at all of SGC’s facilities.The key components of our integrated marketing plan include the following:

•    Promote the Seneca Brand Name.     The successful operation of Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel has established Seneca as a leading gaming brand in the region.  We plan to capitalize on this brand recognition by prominently incorporating the Seneca name at all of our gaming and entertainment facilities.

•  Incorporate the Seneca Link Player’s Card.     We encourage guests to sign up for a Seneca Link Player’s Card, and to use their Player’s Card at their games of choice.  Guests accumulate points at our facilities and may redeem them at any of our casinos.  Our player’s club card program enables us to understand our guest preferences by providing us with valuable information about our patrons’ gaming activity and use of our facilities’ various non-gaming amenities.  As of September 30, 2007, we had approximately 1.4 million members in the Seneca Link Player’s Card database with an average of approximately 18,000 new members joining per month for Fiscal 2007.

•    Expand Target Markets and Patron Base.     The completion of our hotels in Niagara Falls, New York and Salamanca, New York have enabled us to expand our marketing efforts to higher-value gaming patrons from a wider geographic area.  We continue to evaluate our marketing programs and have increased our efforts to attract more guests from the region, including New York, Pennsylvania and Ohio, as well as higher value patrons from New England, New Jersey, New York City, and Toronto, Canada.  We intend to continue to market to these areas by offering various promotions, including special events for preferred gaming patrons, use of commissioned, independent representatives or splinter arrangements, air charters, motor coach tours and organized package group visits.  We have also hired a player development staff and an Asian marketing team to attract higher-end gaming guests and have upgraded our entertainment offerings to further brand our properties and to attract repeat visits, encourage loyalty and attract higher-end gaming guests.  The same philosophy will be implemented in the opening of our events center at the Seneca Allegany Casino and Hotel in mid-February 2008.

•    Offer Diversified Gaming Experience to Broadest Customer Base.    We intend to operate each of our gaming facilities in a manner that will be complementary. Seneca Niagara Casino and Hotel is SGC’s flagship resort property catering to mid to high value gaming guests looking for a full service gaming resort destination.  With the opening of the permanent casino and 212-room resort hotel at Seneca Allegany Casino and Hotel, SGC has expanded its marketing efforts to attract guests with higher gaming budgets. SGC intends to integrate the marketing of the Seneca Buffalo Creek Casino, as explained below, to guests of SGC’s Niagara and Allegany casinos.  This will offer SGC’s guests a variety of gaming and entertainment options.

•    Utilize an Integrated Marketing Strategy.    Our marketing strategy relies on the high quality of our facilities, the personal service level of our employees, and an integrated approach of targeted direct mail, radio, print and outdoor advertising, promotions, slot and table tournaments, special events, bussing, entertainment and player development staff, to attract and retain our patrons and to brand the Seneca name as the premier gaming and entertainment experience in Western New York. We coordinate our marketing events and the amenities of our facilities to maximize the quality and length of stay of patron visits and, currently and in the future, to minimize competition among our gaming facilities. Our patron tracking system through the Seneca Link Player’s Card is sophisticated and scaleable and provides us with the ability to analyze our guests’ gaming preferences.  In addition, we have redesigned the levels of player club options, each based on the level of each guest’s gaming activity, to ensure each level is properly recognized based upon their gaming activity.  Starting in May 2004, we began using a “promotional credit” program that provides slot credits to our patrons based on the amount of  their gaming at our facilities. These credits are available on the patron’s Seneca Link Player’s Card when they return for visits. These credits must be played and cannot be redeemed for cash, which we believe encourages repeat business.

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

•    Offer the Highest Quality Service.    We believe that we can distinguish our gaming facilities with consistent superior patron service, which is a fundamental component of our business and marketing strategy. We attribute much of our success at Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel to our employees’ ability to provide efficient and friendly service.  During Fiscal 2006, we made an investment of approximately $1.0 million to develop a “four star” customer service training program for all our then-existing employees, and we now require that each new employee participate in this customer service training as part of their orientation.  It is our intention to continue to invest in providing the highest level of guest service, as we believe that offering our patrons the highest levels of service is an integral component of our long-term financial success.

Market and Competition

Market.    Seneca Niagara Casino and Hotel is located on the Nation’s Niagara Territory in the City of Niagara Falls, New York, approximately 20 miles north of Buffalo and approximately 90 miles west of Rochester. Our primary market for this casino includes the cities of Buffalo and Niagara Falls, New York, and covers the area in the United States within an estimated 50 miles of Seneca Niagara Casino and Hotel.  Our secondary market includes the City of Rochester, New York, and covers the area in the United States within an estimated 51 to 100 miles of Seneca Niagara Casino and Hotel.  Our outer markets include Toronto, Canada, Erie and Pittsburgh, Pennsylvania, Ohio, and other areas of New York and Ontario, Canada.  With the opening of our 604-room luxury hotel, we continue to expand our geographic reach with targeted marketing efforts for higher-end gaming patrons in the New York City area, New England, New Jersey, Detroit, Michigan, Illinois and Canada.  In addition, Niagara Falls is a major tourist destination.

Seneca Allegany Casino and Hotel is located immediately off Interstate 86 in southwestern New York. Since its opening in May 2004, the primary market for this casino has been the area within 75 miles of the casino, which includes Erie, Pennsylvania.  The secondary market has been the area within 75 to 175 miles of the casino, which includes Cleveland and Akron, Ohio and Pittsburgh, Pennsylvania.  Since opening, the Seneca Allegany Casino has catered primarily to middle-market, drive-in patrons from its primary and secondary markets.  With the opening of our 212-room resort hotel in March 2007, we have implemented additional targeted marketing programs focused on expanding our geographic reach.

The Seneca Buffalo Creek temporary facility on the Nation’s Buffalo Creek Territory has a limited market due to its small size.

As of September 30, 2007, approximately 20% of the approximate 1.4 million Seneca Link Player’s Card members lived in the Buffalo-Niagara area, and approximately 5%, 19%, 15% and 40% lived in Canada, Pennsylvania, Ohio and other areas of New York, respectively.

SGC competes with casinos, other forms of gaming and other resort properties located within and outside New York State, and faces intense competition in its immediate market area.

Competition in Immediate Market.       Currently, there are two large casino resorts, Casino Niagara and Niagara Fallsview Casino Resort, and five major racetrack facilities with gaming operations, Fairgrounds Gaming and Raceway, Finger Lakes Gaming and Racetrack, Batavia Downs Gaming and Raceway, Fort Erie Racetrack and Slots and Woodbine Racetrack, within the 100-mile radius that constitutes Seneca Niagara Casino and Hotel’s immediate market area.  Fairgrounds Gaming and Raceway, Fort Erie Racetrack and Slots, and Presque Isle Downs in Erie, Pennsylvania, which opened in February 2007, each directly compete in Seneca Allegany Casino and Hotel’s immediate market area.

Casino Niagara and Niagara Fallsview Casino Resort are located in Niagara Falls, Ontario, and are both within two miles of Seneca Niagara Casino and Hotel. Casino Niagara and Niagara Fallsview Casino Resort are owned and operated by the Province of Ontario and managed by the Hyatt-led Falls Management Company. Casino Niagara offers over 95,000 square feet of gaming space including more than 1,800 video gaming machines (“VGMs”), 80 table games, three restaurants and three bars. Niagara Fallsview Casino Resort opened in June 2004. Niagara Fallsview Casino Resort features 180,000 square feet of gaming space that includes over 3,000 VGMs, 150 table games, a 374-room Hyatt hotel, a spa and various restaurant and entertainment venues. Casino Niagara and Niagara Fallsview Casino Resort are both located approximately 70 miles from Seneca Allegany Casino and Hotel on the outer edge of Seneca Allegany Casino and Hotel’s primary market area.

Fairgrounds Gaming and Raceway (formerly Buffalo Raceway), a racetrack facility in Hamburg, New York offering approximately 1,000 VGMs in a 27,000 square foot gaming facility, is located approximately 30 miles and 50 miles from Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel, respectively. Finger Lakes Gaming and Race Track in Farmington, New York, is located approximately 90 miles and 140 miles from Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel, respectively, and operates over 1,200 VGMs in a video gaming facility. Batavia Downs, in Batavia, New York, is located approximately 50 miles and 70 miles from Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel, respectively, and features over 590 VGMs.  Fort Erie Racetrack and Slots in Fort Erie, Ontario, Canada, is located approximately 15 miles and 60 miles from Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel, respectively, and operates over 1,200 VGMs in an 85,000 square foot gaming facility. Woodbine Racetrack, a 56,000 square foot racetrack facility featuring 1,700 VGMs, is located in Ontario, Canada, approximately 50 miles and 160 miles from Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel, respectively. Presque Isle Downs, which opened in February 2007, features approximately 2,000 slots, and is located approximately 120 and 80 miles from Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel, respectively.

Competition in Broader Regional Market.

SGC also faces competition elsewhere in New York State and Canada. The Oneida Indian Nation operates a gaming facility resort, Turning Stone Resort & Casino, near Syracuse, New York, located approximately 190 miles and 235 miles from Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel, respectively.  Turning Stone Resort & Casino features approximately 2,400 VGMs and 80 table games.

The St. Regis Mohawk Tribe currently operates a small casino facility, Akwesasne Mohawk Casino, near Hogansburg, New York, which is located approximately 350 miles and 390 miles from Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel, respectively. Akwesasne Mohawk Casino features approximately 800 slot machines and 25 table games.

To a lesser extent, SGC competes with Casino Rama, which is north of Toronto and located approximately 150 miles and 240 miles from Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel, respectively, and with other racetracks in New York State that operate VGMs, including Saratoga Raceway in Saratoga Springs (located approximately 325 miles and 340 miles from Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel, respectively) and Monticello Raceway in Monticello (located approximately 325 miles and 280 miles from Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel, respectively).

New Market Entrants in New York State and Elsewhere in the Northeastern United States.

Despite the exclusivity in Western New York provided by the Compact, SGC’s casinos face competition in New York State from both Indian and non-Indian gaming operations. The Compact allows New York State to permit the Tuscarora Indian Nation and the Tonawanda Band of Seneca Indians to obtain the right to include gaming devices in a compact without abrogating the exclusivity provisions of the Compact, so long as either tribe locates its proposed gaming facility either on its existing reservations or more than 25 miles from a Nation gaming facility. In addition, New York State could allow other Indian gaming facilities to be located within our area of exclusivity, in which case the state would forfeit its right to receive exclusivity fees for the types of Class III games in such competitor’s facility on which we pay an exclusivity fee under the Compact. Of the seven federally recognized Indian tribes or nations in New York State other than the Nation, only the St. Regis Mohawk Tribe and Oneida Indian Nation of New York have signed compacts with New York State to open casinos.

In October 2001, New York State authorized six new casinos (which number includes the Nation’s two existing and one planned casino) to be run by Indian tribes in the state, each of which was to be permitted to feature Class III slot machines. The validity of the legislation authorizing these casinos was recently upheld by the New York Court of Appeals in Dalton v. Pataki, et al. and Karr v. Pataki, et al.  Three of these authorized casinos are or will be operated by SGC (Seneca Niagara Casino and Hotel, Seneca Allegany Casino and Hotel and Seneca Buffalo Creek Casino). It was expected that the other three casinos, including the casino planned by the St. Regis Mohawk Tribe as discussed below, would be located in Sullivan and Ulster Counties in the Catskill region, approximately 325 miles and 275 miles from Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel, respectively.  However, the only casino development that we believe to be imminent in Sullivan or Ulster County, New York is the development planned by the St. Regis Mohawks. In February 2007, the Governor of New York State approved plans for a casino by the St. Regis Mohawk Tribe to be located in Sullivan County, New York. The proposed $600.0 million Class III gaming facility, to be located immediately adjacent to Monticello Raceway in Sullivan County, is expected to consist of 200,000 square feet of gaming floor, including 3,500 slot machines and 150 table games. This project is still subject to additional regulatory approvals before gaming can commence.

The former Governor of New York State previously reached settlement agreements, subject to numerous contingencies, with the following tribes for potential Class III gaming operations to be located in Sullivan or Ulster counties in the Catskills region of New York State: the St. Regis Mohawk Tribe, the Seneca-Cayuga Tribe of Oklahoma, the Cayuga Nation of New York, the Oneida Tribe of Indians of Wisconsin and the Stockbridge-Munsee Community Band of Mohican Indians. However, as a result of the U.S. Supreme Court’s recent decision in City of Sherrill, NY v. Oneida Indian Nation of New York, 414 U.S. 661 (2005), the former Governor withdrew pending legislation and land claim settlements with the Seneca-Cayuga Tribe of Oklahoma, the Cayuga Nation of New York, the Oneida Tribe of Indians of Wisconsin and the Stockbridge-Munsee Community Band of Mohican Indians.

In 2001, New York State awarded licenses to eight racetracks to operate VGMs. In April 2005, the then-Governor of the State of New York signed a law providing race tracks with a larger share of proceeds from VGMs and extending VGM authorization through 2017. This law also allows for up to eight additional VGM venues in New York State.  These eight licenses would be awarded in a competitive bid process to the state-owned Off-Track Betting Corporation or other operators which may be located in our primary and secondary markets.

In January 2004, Sportsystems (now known as Delaware North Gaming & Entertainment) opened a 1,300 machine video gaming facility at Saratoga Raceway in Saratoga Springs, New York.  Shortly thereafter, in February 2004, Finger Lakes Gaming and Race Track in Farmington, New York, opened its video gaming facility.  Fairgrounds Gaming and Raceway in Hamburg, New York, opened its 27,000 square foot gaming facility in March 2004 and offers approximately 1,000 VGMs. Monticello Raceway in Monticello, New York, opened a gaming facility in June 2004, and offers approximately 1,500 VGMs.  Batavia Downs, in Batavia, New York, opened in May 2005 and offers approximately 590 VGMs.  The New York Racing Association has also granted a right to operate VGMs at the Aqueduct racetrack in Queens, New York, approximately 425 miles and 380 miles from Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel, respectively. After suspending work on the 4,500 video gaming machine facility from August to December 2003, the project was scheduled for completion by mid-2005; however, as of September 30, 2006 , the project had been stopped again and VGMs were not in operation at the Aqueduct racetrack. Recently, in September 2007, the State of New York solicited proposals for an experienced gaming operator to manage and operate the VGM’s at the Aqueduct facility.  In October 2006, Vernon Downs Racetrack in Vernon, New York, approximately 200 miles and 245 miles from Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel, respectively, commenced operation of a gaming facility offering 1,000 VGM’s, and in July 2006, Tioga Downs, located approximately 190 miles and 160 miles from Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel, respectively, opened a 750 VGM facility in central New York.  Both Vernon Downs and Tioga Downs are operated by Nevada Gold, Inc.  Finally, Yonkers Raceway near Manhattan, New York, completed construction of a gaming facility in October 2006 which now features approximately 5,500 VGM’s.

On July 5, 2004, the Governor of Pennsylvania signed a bill permitting up to an aggregate of 61,000 slot machines at 14 locations in Pennsylvania.  The Pennsylvania legislation permits up to 5,000 slot machines at seven proposed or existing racetracks, five stand-alone gaming facilities with up to 5,000 slot machines each, and 500 slot machines at two existing resorts.  On December 20, 2006, the Pennsylvania Gaming Control Board awarded 11 permanent slot licenses, each allowing up to 5,000 slot machines. Six licenses were earmarked for proposed or existing racetracks (which had already received conditional licenses in early 2006) and another five licenses were awarded for stand-alone gaming facilities.

One of the six “racetrack” licenses was awarded to MTR Gaming Group to build and operate Presque Isle Downs in Erie, Pennsylvania. This facility opened in late February 2007 and operates approximately 2,000 slots, and includes dining and entertainment options that include a steakhouse, a buffet and four lounges.  Presque Isle Downs is located approximately 120 and 80 miles from Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel, respectfully.  In addition, one of the licenses for the stand-alone facilities was awarded in the Pittsburgh, Pennsylvania area, a secondary market for Seneca Allegany Casino and Hotel, and an outer market for Seneca Niagara Casino and Hotel.

Foxwoods Resort Casino, owned and operated by the Mashantucket Pequot Tribe, and the Mohegan Sun Casino, owned and operated by the Mohegan Tribe of Indians of Connecticut, are located in southeastern Connecticut (approximately 460 miles and 480 miles from Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel, respectively). Additionally, in October 2007, Mount Airy Casino Resort, located in the Pocono Mountains in Northeast Pennsylvania, opened with approximately 2,500 slot machines.  There are also numerous casinos in Atlantic City, New Jersey (approximately 480 miles and 430 miles from the Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel, respectively) with which SGC competes.

Additionally, the Commonwealth of Massachusetts is considering legislation to allow up to three resort casinos in Massachusetts, and Rhode Island and Maine are also considering approving forms of gaming.  We also face competition from other non-gaming leisure activities and destinations.

If we are unable to compete successfully, our business, financial condition and results of operations could be materially adversely affected. See “Item 1A. - Risk Factors—We compete with casinos, other forms of gaming and other resort properties. If we are unable to compete successfully, we may not be able to generate sufficient cash flow to fund our operations or meet our obligations.”

Class III Gaming Compact

The Nation’s Compact with New York State provides the Nation with the right to establish and operate three Class III gaming facilities in Western New York. The Compact grants the Nation the exclusive right to operate specifically defined gaming devices, including slot machines, within a 10,500 square-mile, geographic area in Western New York, beginning on Route 14, approximately 30 miles East of Rochester, and extending westerly throughout New York State. In exchange for this exclusivity, the Nation pays exclusivity fees to New York State based on a percentage of the slot machine net drop (money dropped into the machines after payout but before our expenses). The exclusivity payment is 18% for the first four years, 22% for years 5-7 (beginning January 1, 2007), and 25% for the remainder of the term (beginning January 1, 2010). The exclusivity payment to New York State was approximately $52.3 million for the first six months of calendar 2007,  $83.3 million for calendar year 2006, and $68.3 million for calendar year 2005.  If New York State breaches the exclusivity arrangement by, for example, allowing a person or entity to operate Class III slot machines within the zone of exclusivity, then the State forfeits the exclusivity fees as to Class III slot machines. The Compact allows New York State to permit the Tuscarora Indian Nation and the Tonawanda Band of Seneca Indians to obtain the right to include gaming devices in a compact without abrogating the exclusivity provisions of the Compact, so long as either tribe locates its proposed gaming facility either on its existing reservations or more than 25 miles from a gaming facility site authorized by the Compact. The Compact provides that the Nation may acquire property and establish a gaming facility in the City of Niagara Falls within an approximate 50 acre area designated as land to be developed by the Nation. Seneca Niagara Casino and Hotel is located on land within this designated area on lands held in restricted fee pursuant to the Seneca Nation Lands Claim Settlement Act of 1990 (SNLCSA). The two additional Class III gaming facilities include the Seneca Allegany Casino on the Nation’s Allegany Territory, and the Seneca Buffalo Creek Casino on the Nation’s Buffalo Creek Territory.  The Compact is in effect until December 9, 2016, and will automatically renew for an additional period of seven years unless either party objects in writing, or it is terminated as a result of any of the following: (1) repeal of the Indian Gaming Regulatory Act, or IGRA; (2) the Nation adopts a referendum revoking the Nation’s authority to conduct Class III gaming; or (3) either the Nation or the State commits a Material Breach as defined by the Compact.

Employees

As of September 30, 2007, SGC employed 4,737 employees.  Of those, Seneca Niagara Casino and Hotel employed 2,926 employees, including 939 casino staff, 772 food and beverage employees, 310 hotel employees, 140 security staff, 610 administrative employees, 116 parking and transportation employees and a management team of 39, and Seneca Allegany Casino and Hotel employed 1,770 employees, including 890 casino staff, 439 food and beverage employees, 107 hotel employees, 84 security staff, 203 administrative employees, 36 parking and transportation employees and a management team of 11 and the Seneca Buffalo Creek Casino temporary facility employed 41 employees, including 18 casino staff, 10 food and beverage employees, and 13 security staff.

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

There are five subsidiaries under the control, operation and management of SGC: Seneca Niagara Falls Gaming Corporation, established in August 2002 to finance, develop, and operate the Nation’s gaming facility in Niagara Falls, New York; Seneca Erie Gaming Corporation, established in August 2003 to finance, develop, and operate the Nation’s gaming facility in Erie County, New York; Seneca Territory Gaming Corporation, established in September 2003 to finance, develop, and operate the Nation’s gaming facilities on the Nation’s Allegany or Cattaraugus Territories; Lewiston Golf Course Corporation, established in June 2007 to develop and operate SGC’s golf course amenity in Lewiston, New York, and Seneca Massachusetts Gaming Corporation, established in August 2007 for the purpose of pursuing the initial planning and development of a potential gaming opportunity in the Commonwealth of Massachusetts. SNFGC operates the  Seneca Niagara Casino and Hotel located on the Nation’s Niagara Falls Territory in Niagara Falls, New York. STGC operates the Nation’s Seneca Allegany Casino and Hotel located in the City of Salamanca, New York on the Nation’s Allegany Territory. SEGC operates the temporary Seneca Buffalo Creek Casino located in the City of Buffalo, New York, on the Nation’s Buffalo Creek Territory, and is engaged in the development and construction of the permanent gaming facility to be located on the Nation’s Buffalo Creek Territory.  Each of SGC’s subsidiaries is required to make periodic financial reports and submit an annual report to the SGC board of directors. The SGC board of directors is required to make quarterly and annual reports to the Council regarding the financial condition of the companies, including but not limited to, significant problems and accomplishments, future plans, and such other information as the Council deems pertinent. The SGC board of directors is also required to provide monthly reports to Council regarding certain budgetary and related matters.  With the exception of the Lewiston Golf Course Corporation, the members of the boards of directors of SGC and its subsidiaries are the same.

Seneca Gaming Authority.  SGC’s gaming operations are subject to the supervision and regulation of the Seneca Gaming Authority, or SGA, which was established by Nation ordinance and is responsible for overseeing regulation of all of the Nation’s gaming operations. The Nation’s gaming ordinance which provides regulatory authority to SGA for the Nation’s Class III gaming was originally adopted on August 1, 2002, subsequently amended on November 16, 2002 and approved by the National Indian Gaming Commission (NIGC) on November 26, 2002. The Nation amended the gaming ordinance to extend SGA’s regulatory authority to include jurisdiction over Class II gaming. The amended ordinance was further amended in August 2006 to incorporate certain clarifications into the ordinance.  This amendment was approved by the NIGC as of November 6, 2006.  Most recently, on June 9, 2007, the Nation enacted a new, site-specific Class III gaming ordinance applicable to the Buffalo Creek Territory.  This action was taken in connection with ongoing litigation challenging the Nation’s right to conduct Class III gaming on the Buffalo Creek Territory (Citizens Against Casino Gambling v. Kempthorne), in which the judge had vacated the NIGC’s approval of the Nation’s 2002 gaming ordinance as it pertained to gaming on the Buffalo Creek Territory.  The amended Ordinance was submitted to the NIGC on June 9, 2007, and was identical to the prior approved ordinance except that the new ordinance’s definition of “Indian Lands” contains a site specific legal description of the Buffalo Creek Territory.  This site-specific Ordinance applicable to the Buffalo Creek Territory was approved by the NIGC on July 2, 2007.

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

The Nation.   The Seneca Nation of Indians is a federally recognized, self-governing Indian nation operating under a Constitution originally adopted in 1848 and most recently amended in 1993. The Nation’s current total enrollment population is approximately 7,600. The Seneca Nation is one of the Six Nations of the Iroquois Confederacy that consists of the Seneca, Cayuga, Onondaga, Oneida, Mohawk and Tuscarora nations. The members of the Nation originally lived in the area between the Genesee River and Seneca Lake in the Finger Lakes region of New York. Today, the Seneca Nation holds title to five distinct Territories in Western New York State, including land in Niagara Falls and Buffalo and land set aside by the 1794 Treaty of Canandaigua: the Allegany, Cattaraugus and Oil Spring Territories. These three Territories designated by the Treaty encompass parts of four counties in New York State: Allegany, Cattaraugus, Chautauqua, and Erie counties. The Oil Springs Territory is 640 acres, or one square mile, of land located 43 miles southeast of the Cattaraugus Territory and 24 miles east of the Allegany Territory. The Allegany Territory is composed of 31,097 acres and includes the City of Salamanca which is located within its territorial boundaries. The Cattaraugus Territory is 35 miles north of Allegany and encompasses 22,012 acres of land. In addition, approximately 24 acres of land (of the approximate 50 acre parcel identified in Appendix I of the Compact) in Niagara Falls and approximately nine acres of land in Erie County have been converted into restricted fee lands pursuant to the Seneca Land Claims Settlement Act of 1990, or SNLCSA. By operation of federal law, these lands and other parcels that may be acquired in the future pursuant to the SNLCSA, whether in Niagara Falls or Erie County, are subject to restrictions against alienation, constitute Indian country subject to the jurisdiction of the Nation, and qualify as gaming eligible Indian lands pursuant to the Indian Gaming Regulatory Act (IGRA).  See Item 3. Litigation, for discussion of pending federal and state actions challenging this conclusion, and for further discussion of land acquisitions in Niagara Falls, New York, see “Niagara Falls Real Estate Acquisitions”, above.

Nation Governance.  The Nation came into formal existence in 1848 when the chief system was replaced by a constitution with elected officials. The Nation’s Constitution provides for three branches of government: executive, legislative and judicial. The Nation holds an election every two years for its three Executive Branch officers: the President, the Treasurer and the Clerk. These officers alternate between the two principal Territories, Cattaraugus and Allegany, every two years. The next election of the Executive Branch Officers will be held in November 2008. The Legislative Branch, or the Council, has sixteen members, of which eight members are elected from each of the two principal Territories. Each Councillor is elected to a four-year term, which is staggered.  The most recent election of eight Council members was held in November 2006, with the next election to occur in November 2008.

Nation Governmental Operations.  The Nation currently has administrative departments located on both the Allegany and Cattaraugus Territories. The Nation’s programs include tribal administration functions as well as a wide array of community services, including health, environmental, education, recreation and community planning. In order to provide efficient services to the communities, many departments have offices located on both Territories. The tribal administrative executive offices are housed in the two central administration buildings located on the Allegany and Cattaraugus Territories: the G.R. Plummer and the William Seneca Buildings, respectively. The other Nation organizational departments are located in buildings adjacent to the main tribal administration building or surrounding area.

Nation Businesses.  The Nation enterprises, subdivisions of the Nation’s government, are responsible for the various economic development initiatives undertaken by the Nation other than SGC and its subsidiaries. The Nation enterprises are currently comprised of the following: Seneca Management Development Corporation, Seneca Catskills Gaming Corporation, Seneca Construction Management Corporation, Seneca Gaming & Entertainment (which operates the Nation’s Class II gaming businesses), Seneca One Stop, Seneca-Iroquois National Museum, and Highbanks Campground. None of these enterprises is a part of SGC or its subsidiaries or otherwise contributes to its revenue. Individual Seneca entrepreneurs also operate their own businesses on Nation lands. The businesses include, but are not limited to, restaurants, retail shops, hotels, gas stations, and Internet-based businesses.

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

Regulation of the Nation, Seneca Gaming Corporation and its Subsidiaries

The conduct of our Class III gaming activities on Nation lands is subject to multiple levels of regulation, including regulation by the Nation through its gaming ordinances (and the SGA, which has regulatory jurisdiction over the Nation’s gaming activities) and regulation by the State of New York, through the New York State Racing and Wagering Board and the New York State Police, each in accordance with the Compact between the Nation and New York State. See “Material Agreements—Nation-State Gaming Compact” for further discussion of the regulatory authority of the SGA and New York State gaming officials.  The federal government also oversees Indian gaming generally pursuant to IGRA and exercises regulatory oversight through the NIGC. The Department of Justice also possesses authority to enforce IGRA and the Gambling Devices Act, 15 U.S.C. § 1171-78, more commonly known as the Johnson Act. The following description of the regulatory environment in which gaming takes place and in which SGC and its subsidiaries operate is intended as a summary and is not a complete recitation of all relevant laws. Moreover, because the regulatory environment is dynamic and evolving, it is impossible to predict how certain provisions will ultimately be interpreted or applied or how they may affect SGC and its subsidiaries. Changes in such laws or regulations could, under certain circumstances, have a material adverse effect on the operations of SGC and its subsidiaries.

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

On November 18, 2005, Senate Indian Affairs Committee Chairman McCain (R-AZ) introduced S. 2078, the Indian Gaming Regulatory Act Amendments of 2005.  S. 2078 makes a number of amendments to IGRA, including authorizing the NIGC to promulgate “regulations addressing minimum internal control standards for class II gaming and class III gaming activities.”  The import of this particular amendment was to essentially overrule the Colorado River Indian Tribes vs. National Indian Gaming Commission decision, but it did not become law.

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

The Nation’s Compact was executed on August 18, 2002, and deemed approved by the Secretary of the Interior on October 25, 2002 pursuant to IGRA. After taking effect on December 9, 2002, when notice was published in the Federal Register, the Compact authorized the Nation to own and operate three Class III gaming facilities, two then off-Territory in the City of Niagara Falls and in Erie County, New York, and one on the already existing Nation Territory.

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

In October 2001, the New York Legislature passed Chapter 383 of the Laws of 2001 (“Chapter 383”), which allowed former Governor Pataki to enter into a gaming compact with the Seneca Nation of Indians and to enter into gaming compacts with other Indian tribes for the establishment of three additional casinos in the Catskills. Chapter 383 also approved the installation of VGMs at certain racetracks.

In January 2002, two actions were filed in the Supreme Court of the State of New York, County of Albany, challenging the validity of Chapter 383. The actions were captioned Dalton v. Pataki, et al, and Karr v. Pataki, et al. Plaintiffs sought a judgment declaring the legislation unconstitutional and enjoining its implementation. These two cases were consolidated and we refer to both cases below as Dalton v. Pataki.

On July 17, 2003, the New York Supreme Court dismissed the plaintiffs’ complaints in Dalton v. Pataki and held that Chapter 383 is constitutional. The plaintiffs appealed the Court’s decision to the Third Department of the New York Supreme Court’s Appellate Division and oral argument was held on December 16, 2003. On July 7, 2004, a five-judge panel issued its Opinion and Order declaring the provisions of Chapter 383 authorizing the additional compacts constitutional, the licensing of VGMs to racetracks to be unconstitutional due to the impermissible revenue distribution scheme set forth therein and the provision of Chapter 383 authorizing the Division of the Lottery to participate in the multi-state lottery constitutional.

On May 3, 2005, the New York Court of Appeals held all of Chapter 383 (including the licensing of VGMs to racetracks) to be constitutional. In July 2005, the New York Court of Appeals, the State’s highest court, denied a motion to rehear the case.  Appellants filed a writ of certiorari seeking review by the United States Supreme Court.  On November 28, 2005, the United States Supreme Court denied the writ.

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

Pursuant to the Compact, the Nation may acquire property and establish gaming facilities in the City of Niagara Falls within the boundaries of the approximate 50 acre area of land described in Appendix I of the Compact and designated as land to be developed by the Nation in connection with its gaming facilities. The Compact also authorizes the Nation to establish a gaming facility in Erie County, New York and one on then already existing Nation Territory. Moreover, the Compact authorizes the Nation to use funds appropriated under the SNLCSA to acquire parcels of land in Niagara Falls and Erie County for gaming purposes.  See “Material Agreements—Nation-State Gaming Compact”, below.

In 1990, Congress enacted the SNLCSA which provides the Nation with fair compensation for use of its land and for the impact on the Nation from prior lease arrangements in the City of Salamanca, New York. The funds appropriated under the SNLCSA are available for the Nation to acquire land which could be placed into restricted fee status. The SNLCSA provides that unless the Secretary of the Interior determines that lands acquired pursuant to the SNLCSA should not be subject to restrictions against alienation, such lands shall be held in restricted fee status by the Nation.

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

As of December 19, 2007, the Nation (as opposed to SGC or its subsidiaries) had acquired approximately 24 acres in Niagara Falls (of the approximate 50 acre area of land described in Appendix I of the Compact) with funds appropriated under the SNLCSA.  On October 3, 2005, the Nation acquired approximately nine acres of land in Erie County with SNLCSA funds.     By operation of federal law, these lands and other parcels that may be acquired in the future pursuant to the SNLCSA (in Niagara Falls or Erie County), are subject to restrictions against alienation, constitute Indian country subject to the jurisdiction of the Nation, and qualify as gaming eligible Indian lands pursuant to IGRA. The Nation’s existing casino and hotel on the Niagara Falls Territory and existing temporary casino on the Buffalo Creek Territory are, and the planned permanent casino and hotel on the Buffalo Creek Territory will be, situated on these lands.

In addition to the two then off-Territory sites in Niagara Falls and Erie County, the Compact also authorizes the Nation to establish a gaming facility on then already existing Nation Territory. The lands upon which the Nation owns, operates and manages its Territory-based Seneca Allegany Casino and Hotel, are located within the Nation’s Allegany reservation boundaries, thus constituting Indian lands eligible for gaming pursuant to IGRA.

Possible Changes in Federal and State Law.    Several bills have been proposed during past sessions of Congress that could affect Indian gaming.  Most notably Senator McCain’s S. 2078, the Indian Gaming Regulatory Act Amendments of 2005 and Congressman Pombo’s (R-CA) H. 4893, Restricting Indian Gaming to Homelands of Tribes Act of 2006, propose additional regulations for tribes and more restrictions on “off-reservation” gaming.  Also, the administration has published proposed regulations relative to off-reservation gaming.  Certain of such bills and regulations, if enacted, could impair the ability of the Nation and SGC to expand its gaming operations and adversely impact the future growth of the Nation’s revenue base. In addition, from time to time, various government officials have proposed taxing Indian casino gaming or otherwise limiting or restricting the conduct of gaming operations by Indian tribes. No assurance can be given that such legislation, if and when enacted by Congress, would not have a material adverse effect on the operations of SGC. If Congress were to enact comprehensive amendments to the IGRA, such legislation could have a material adverse effect on the operations of SGC. In addition, under federal law, gaming on the Nation’s lands may be dependent upon the permissibility under New York law of certain forms of gaming or similar activities. If New York State were to make various forms of gaming illegal or against public policy (or the courts were to similarly rule), or otherwise to take a legal position adverse to SGC, such actions could have a material adverse effect on our ability to conduct our gaming operations as currently conducted.

Material Agreements

The following summaries of certain material agreements in effect as of December 28, 2007 related to our operations, to which the Nation or SGC (or its subsidiaries) is a party do not purport to be complete and are qualified in their entirety by reference to the agreements summarized herein. Capitalized terms used but not otherwise defined herein have the meanings ascribed to such terms in the agreement being summarized (unless otherwise indicated).

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

Assignment and Plan of Distribution Agreement

On May 5, 2004, SGC entered into an Assignment and Plan of Distribution Agreement, or the Assignment Agreement, with the Nation. Pursuant to this agreement, the Nation has adopted a plan of distribution providing that in the event of the dissolution or final liquidation of any of these entities, the net liquidation or dissolution proceeds shall be distributed to SGC. The Nation further assigned to SGC all of its rights, title and interest in and to these proceeds. The Nation entered into the Assignment Agreement because even though SNFGC, STGC, and SEGC are owned by SGC, according to the charters of these subsidiaries, in the event of a liquidation or dissolution of a subsidiary, the Nation, and not SGC, would be entitled to receive the net proceeds of the liquidation or dissolution after all liabilities and obligations of the subsidiary have been paid, satisfied and discharged. Both the Nation and SGC also waived their respective sovereign immunity from unconsented suit and consent to suit in accordance with the Assignment Agreement. Remedies against the Nation are generally limited to specific performance. However, in the event a subsidiary has distributed net liquidation or dissolution proceeds to the Nation and the Nation has not transferred those proceeds to SGC, the Nation may be required to transfer an amount equal to the liquidation proceeds to SGC, or if such remedy is not available, SGC may file a claim for money damages in an amount no greater than the amount of net liquidation or dissolution proceeds not assigned. Any such money damages for which the Nation is liable are only payable from assets held by the Nation, SGC, SNFGC, STGC, or SEGC related to the gaming business, other than real property held in trust for the Nation by the United States.

Distribution Agreement

On April 27, 2007, we entered into a Distribution Agreement among the Nation, the Seneca Nation of Indians Capital Improvements Authority, or the Authority, SGC and Wells Fargo Bank, as Trustee.

The Authority is a newly formed, wholly-owned governmental instrumentality of the Nation formed for the purpose of financing, developing and operating such capital improvements of the Nation as the Nation designates.  On April 27, 2007, the Authority sold an aggregate principal amount of $159,495,000 Special Obligation Bonds to Merrill Lynch Pierce Fenner & Smith Incorporated, as the initial purchaser, for sale to qualified institutional buyers and investors outside the United States in accordance with Regulation S.  The Special Obligation Bonds were issued in two series, one designated Series 2007-A (tax exempt) in the aggregate principal amount of $119,495,000 (consisting of $32,800,000 aggregate principal amount due 2016 bearing interest at a rate of 5.25%, or Series 2007-A Bonds due 2016, and $86,695,000 aggregate principal amount due 2023 bearing interest at a rate of 5.00%, or Series 2007-A Bonds due 2023) and the other designated Series 2007-B (taxable) in the aggregate principal amount of $40,000,000 due 2013 bearing interest at a rate of 6.75% (the Series 2007-B Bonds), together with the Series 2007-A Bonds due 2016 and Series 2007-A Bonds due 2023, or collectively, the 2007 Bonds).  The 2007 Bonds are governed by an Indenture between the Authority and the Trustee dated April 27, 2007.  The 2007 Bonds are not obligations of SGC or the Nation, and the issuance of the 2007 Bonds will not give rise to an obligation of the Nation to levy any tax or make any appropriation for their payment.

The Authority intends to pay the debt service on the 2007 Bonds from certain Distributions (as defined in the Distribution Agreement) that SGC makes to the Nation and, at the direction of the Nation and the Authority, pays directly to the Trustee under the Distribution Agreement.  The Distribution Agreement obligates SGC, subject to any contractual restrictions applicable to it, to make monthly Distributions to the Nation at the times and in the amounts necessary to enable the Authority to pay the debt service on the 2007 Bonds as required under the Authority’s Indenture.  The Distribution Agreement obligates the Nation not to permit SGC to enter into any contractual obligation that would materially adversely affect SGC’s ability to comply with its monthly Distribution obligations under the Distribution Agreement (with it agreed that contractual obligations comparable to those in SGC’s Indenture would not be deemed to violate or breach this covenant). Existing or future contractual obligations of SGC, SGC’s obligations to make the Excluded Payments (as defined in the Distribution Agreement) as well as the results of SGC’s and its consolidated subsidiaries’ gaming operations, may prevent SGC from making these Distributions at the times and in the amounts sufficient to enable the Authority to pay the principal of, premium, if any, and interest on the 2007 Bonds when due whether on their scheduled payment dates, by earlier call for redemption, by acceleration or otherwise.  The Distribution Agreement provides that neither the Trustee nor the Authority’s bondholders will have any recourse under the Distribution Agreement to any revenues, assets or property of SGC or its subsidiaries should SGC fail to comply with its Distribution obligations.  The 2007 Bonds are limited recourse obligations of the Authority payable solely from the Trust Estate, consisting almost exclusively of the Pledged Distributions (as defined in the Distribution Agreement).  Recourse to the Nation with respect to its obligations is limited to the Pledged Distributions.

Interest on the 2007 Bonds, commencing on the issue date, will be payable on December 1, 2007, and on each June 1 and December 1 thereafter.

The Authority is required to redeem the 2007 Bonds at a redemption price equal to the principal amount of the 2007 Bonds to be redeemed plus accrued and unpaid interest to the redemption date, on June 1 and December 1 in the years and in the principal amounts set forth below, subject to certain credits as provided for in the Authority’s Indenture.

Mandatory Sinking Fund Redemption

Series 2007-A Bonds Due December 1, 2016

Date	Principal Amount
06/01/2013	$2,010,000
12/01/2013	$2,005,000
06/01/2014	$4,555,000
12/01/2014	$4,550,000
06/01/2015	$4,790,000
12/01/2015	$4,795,000
06/01/2016	$5,045,000
12/01/2016	$5,050,000

Series 2007-A Bonds Due December 1, 2023

Date	Principal Amount
06/01/2017	$5,310,000
12/01/2017	$5,315,000
06/01/2018	$5,580,000
12/01/2018	$5,585,000
06/01/2019	$5,865,000
12/01/2019	$5,865,000
06/01/2020	$6,165,000
12/01/2020	$6,160,000
06/01/2021	$6,475,000
12/01/2021	$6,475,000
06/01/2022	$6,805,000
12/01/2022	$6,800,000
06/01/2023	$7,150,000
12/01/2023	$7,145,000

Series 2007-B Bonds Due December 1, 2013

Date	Principal Amount
06/01/2008	$3,085,000
12/01/2008	$3,090,000
06/01/2009	$3,300,000
12/01/2009	$3,300,000
06/01/2010	$3,525,000
12/01/2010	$3,530,000
06/01/2011	$3,765,000
12/01/2011	$3,770,000
06/01/2012	$4,025,000
12/01/2012	$4,030,000
06/01/2013	$2,285,000
12/01/2013	$2,295,000

The Authority is required to redeem all of the 2007 Bonds, at a redemption price equal to their principal amount plus accrued and unpaid interest, on the last semi-annual payment date preceding (i) the termination date of the Nation’s Compact with New York State pursuant to paragraph 4(c) thereof or (ii) the termination of such Compact pursuant to paragraph 4(d) thereof.

The Authority is required to redeem all of the Series 2007-A Bonds in the event of a Determination of Taxability (generally, a final determination by the Commissioner or any District Director of the Internal Revenue Service or a determination by a court of competent jurisdiction that interest on the Series 2007-A Bonds is not excludable from gross income for federal income tax purposes under Section 103 of the Code), on a date selected by the Authority but not later than 180 days after such Determination of Taxability, at a redemption price equal to the principal amount thereof plus accrued and unpaid interest to the date of redemption plus a premium equal to 4% of the principal amount thereof.

The Authority may, at its option, redeem at any time on June 1, 2017 and on any business day thereafter, all, or from time to time any part of, the Series 2007-A Bonds due 2023 prior to maturity, at a redemption price equal to 100% of the principal amount of the respective Series 2007-A Bonds due 2023 then being redeemed plus accrued and unpaid interest to the redemption date.

There is no optional redemption of the Series 2007-A Bonds due 2016 or of the Series 2007-B Bonds.

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

We have substantial indebtedness and other financial obligations which could adversely affect our financial condition and prevent us from fulfilling our obligations, including our senior notes.

We have substantial indebtedness and significant fixed debt service obligations in addition to our operating expenses. As of September 30, 2007, we had $500.0 million of 7-¼ % senior notes outstanding. The Indenture governing the senior notes permits us and our subsidiaries to incur additional debt in certain, limited circumstances. If we incur additional debt in the future, the related risks could increase.

In connection with an April 2007 issuance of $159.5 million of bonds by a governmental instrumentality of the Nation (the “Authority Bonds”), we, subject to any contractual obligations applicable to us, are obligated, pursuant to a distribution agreement governing our distribution obligations with respect to the Authority Bonds (the “Distribution Agreement”), to make monthly distributions to the Nation at the times and in the amounts necessary to pay the debt service on such Authority Bonds.  The foregoing distribution obligations are in addition to distribution commitments to the Nation relating to Compact exclusivity fees, operating lease payments and certain regulatory and shared services expenses.  If we become obligated or committed to make additional distributions or payments to the Nation in the future, the related risks could increase.

Our high level of indebtedness and our distribution obligations and commitments could have important consequences to holders of our senior notes and significant adverse effects on our business. For example, it could:

•      increase our vulnerability to general adverse economic and industry conditions or a downturn in our business;

•      limit our ability to obtain additional debt financing for working capital, capital expenditures or other purposes;

•      require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness or to meet our distribution obligations, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, development projects and other general business purposes;

•      limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•      place us at a competitive disadvantage compared to our competitors that have less debt and other financial obligations and/or more financial resources.

If our indebtedness and distribution obligations and commitments affect our operations in these ways, our business, financial condition and results of operations could suffer, making it more difficult for us to satisfy our financial obligations.

Our failure to generate sufficient cash flow from our operations could adversely affect our ability to make payments on our senior notes and fulfill our other financial obligations.

Our ability to make payments on the senior notes and fulfill our other financial obligations will depend on our ability to generate cash flow from our current and future operations. Our ability to generate sufficient cash flow to satisfy our financial obligations will depend on our future operating performance, which is subject to many economic, competitive, regulatory and business factors that are beyond our control. If we are not able to generate sufficient cash flow to service our financial obligations, we may need to refinance or restructure such obligations, sell assets or reduce or delay capital investments, or seek to raise additional capital. For the following reasons, among others, these measures may not be available to us on reasonable terms or at all, or, if available, they may not be adequate to enable us to satisfy our financial obligations, including the senior notes:

•      our ability to incur additional debt will be limited by the covenants of the Indenture governing the senior notes and the covenants of the Distribution Agreement;

•      the Indenture governing the senior notes includes covenants which limit our ability to create additional liens on or sell our assets and the covenants of the Distribution Agreement limit our ability to sell our assets; and

•      unlike non-governmental businesses, we are prohibited by law from generating cash through an offering of equity securities.

If our cash flow is insufficient and we are unable to raise additional capital, we may not be able to satisfy our financial obligations, including making payments on our senior notes.

Our obligations under the Indenture governing the senior notes are not secured, and the senior note holders’ rights to receive payments on the senior notes are effectively subordinated to SGC’s and the restricted subsidiary guarantors’ secured indebtedness.

Holders of SGC’s and the restricted subsidiary guarantors’ secured indebtedness will have claims that are prior to the claims of holders of senior notes to the extent of the value of the assets securing the other indebtedness. The Indenture governing the senior notes permits certain secured indebtedness. The senior notes are effectively subordinated to all of that secured indebtedness. In the event of any distribution or payment in any foreclosure, dissolution, winding-up, liquidation, reorganization, or other bankruptcy proceeding, holders of SGC’s and the restricted subsidiary guarantors’ secured indebtedness will have prior claim to those assets that constitute their collateral. Holders of the senior notes will participate ratably with all holders of SGC’s and the restricted subsidiary guarantors’ unsecured indebtedness that is deemed to be of the same class as the senior notes, and potentially with all of SGC’s and the restricted subsidiary guarantors’ other general creditors, based upon the respective amounts owed to each holder or creditor, in the remaining assets. In any of the foregoing events, we cannot assure senior note holders that there will be sufficient assets to pay amounts due on the senior notes. As a result, holders of senior notes may receive less, ratably, than holders of secured indebtedness.

As of September 30, 2007, the amount of the consolidated indebtedness of SGC was approximately $495.3 million, of which none is secured indebtedness. We are permitted to incur substantial additional indebtedness in the future under the terms of the Indenture governing the senior notes and the Distribution Agreement.

SGC conducts substantially all of its operations through its restricted subsidiaries and may be limited in its ability to access funds from its restricted subsidiaries to meet its obligations, including the senior notes.

SGC conducts substantially all of its operations through its restricted subsidiaries. Accordingly, SGC relies on dividends from its restricted subsidiaries to provide funds necessary to meet its obligations, including the payment of principal and interest on the senior notes. The ability of any restricted subsidiary to pay dividends or make cash distributions to SGC may be contractually restricted. If SGC is unable to access the cash flows from its restricted subsidiaries, SGC may have difficulty meeting its obligations, including the senior notes. Although the Indenture governing the senior notes and the Distribution Agreement restrict our ability to incur additional indebtedness, those restrictions are subject to exceptions.

The senior notes are not the obligation of the Nation and the senior note holders’ rights as creditors are limited to the assets of SGC and the restricted subsidiary guarantors.

SGC and the restricted subsidiary guarantors are liable exclusively for the payment of the senior notes. The Nation is not obligated for the payment of the senior notes. The assets of the Nation and its affiliates other than SGC and the restricted subsidiary guarantors will not be available to pay the senior notes. Therefore, the senior note holders’ rights as creditors in a bankruptcy, liquidation or reorganization or similar proceeding would be limited to the assets of SGC and the restricted subsidiary guarantors and the senior note holders would have no right to the assets of the Nation or its other affiliates.

The senior note holders’ ability to enforce their rights or have an adequate remedy against the Nation and us may be limited by the sovereign immunity of the Nation and us. If senior note holders are unable to enforce their rights, they may lose their entire investment in the senior notes.

We issued the senior notes pursuant to the Indenture. In addition, in connection with our issuance of the senior notes, the Nation entered into the Nation Agreement with the Trustee pursuant to which the Nation agreed not to take certain actions with respect to us while the senior notes were outstanding. References to the “Nation Agreement” are to the Nation Agreement as amended on May 23, 2005. On May 5, 2004, the Nation entered into an assignment and plan of distribution agreement, or the Assignment Agreement, with SGC pursuant to which the Nation assigned to SGC the Nation’s rights to the net proceeds in the event of a liquidation or dissolution of SNFGC, STGC or SEGC and pursuant to the plan of distribution, the net liquidation or dissolution proceeds of such entities shall be distributed by such entities directly to SGC. See “Item 1. - Business –– Material Agreements—Assignment and Plan of Distribution Agreement.” Under federal law, we and the Nation have sovereign immunity and may not be sued without our and its consent, respectively. In the Indenture governing the senior notes, we do, and, in the Nation Agreement and the Assignment Agreement, the Nation does, grant a limited waiver of sovereign immunity and consent to suits to interpret or enforce the Indenture governing the senior notes, and the other agreements entered into in connection with the respective offerings involving the senior notes. This waiver does not extend to all possible claims or remedies that a holder of the senior notes might allege or seek against us or the Nation. Specifically, the waiver limits available remedies to specific performance in most cases and limited money damages equal to the amount of a payment made in prohibition of the Indenture governing the senior notes or to the amount of the net liquidation or dissolution proceeds not assigned to SGC; provided, that, such money damages are only payable from assets held by the Nation, SGC, SNFGC, STGC, SEGC or other restricted subsidiary and used in connection with a “related business” (as defined in the Indenture), other than real property held in trust for the Nation by the United States. In the event that a New York court would find that specific performance is not an available remedy, the trustee and the holders of the senior notes may not have an adequate remedy against the Nation under the Nation Agreement and the Assignment Agreement. Furthermore, in the event that the Nation’s or our limited waiver of sovereign immunity is unenforceable, the trustee and the holders of the senior notes could be precluded from judicially enforcing their rights and remedies under the senior notes, the Indenture governing the senior notes, the Nation Agreement, and the Assignment Agreement.

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

Obtaining jurisdiction over an Indian tribe and tribal instrumentalities, such as the Nation and us, can be difficult. Often, a commercial dispute with an Indian tribe or tribal instrumentality cannot be heard in federal court because the typical requirements for federal jurisdiction are absent. The failure to satisfy the requirements for federal jurisdiction occurs because there is generally no federal law question involved and there is no diversity of citizenship because an Indian tribe is not considered to be a citizen of a state for purposes of obtaining federal diversity jurisdiction.

The extent to which state courts will assume jurisdiction over disputes involving Indian tribes varies from state to state. The senior notes, the Indenture governing the senior notes and the related agreements are governed by the laws of New York State. There is conflicting case law on the issue of whether state courts can assert jurisdiction over disputes with Indian tribes or tribal instrumentalities. Federal law provides that the state courts of New York have jurisdiction over civil matters involving Indians.  However, it is possible that neither a federal nor a state court would accept jurisdiction to resolve a matter involving the senior notes and the holders of the senior notes may have no legal recourse to a state or federal court.

Under certain legal doctrines, a federal court or state court otherwise having jurisdiction may decline to hear a matter involving an Indian tribe and instead defer the matter for disposition in a tribal court or other tribal proceedings. For matters subject to the waiver of sovereign immunity by the Nation and us, the Nation and we have waived our rights to have these matters resolved in any tribal court or other proceeding of the Nation. There is case law, however, suggesting these rights may not be waived. The Nation has a tribal court system (“Nation Courts”), and a federal or state court may defer to such Nation Courts if, contrary to the waiver of sovereign immunity by us and the Nation, we or the Nation seek or allege our or their right to seek tribal proceedings for resolution of a dispute related to the senior notes. The Nation court system is different from federal and state civil courts. For example, there is no requirement that a judge be a lawyer and the Nation’s highest court, the Supreme Court, is comprised of the sixteen Nation Councillors who are the elected Councillors to the Nation’s Council, the governing body of the Nation, and the Nation’s President. The Nation Courts may reach a different conclusion than the federal or state courts would and this may have a material adverse effect on the rights of the senior note holders.

Additionally, depending on the particular claim asserted, certain disputes may be required to be heard in Nation Courts.  For example, the U.S. Supreme Court has held that claims under the federal Indian Civil Rights Act can only be brought in tribal courts, and lower federal and state courts have held, on occasion, that tribal law may only be interpreted in tribal courts.

Additionally, any non-Nation court judgment requiring satisfaction or enforcement within Nation territories may require that an order for such enforcement be issued by Nation Courts.  Nation Courts do not have specific rules related to granting full faith and credit to judgments of courts of the United States or New York State, except to the extent that an application for an order of attachment is made in the Nation Courts and federal law requires the Nation Courts to give full faith and credit to such a judgment.

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

The restricted subsidiary guarantors have incurred substantial debt under the guarantees of the senior notes. The incurrence by the restricted subsidiary guarantors of debt under their guarantees may be subject to review under federal and state fraudulent conveyance laws if a bankruptcy, reorganization or rehabilitation case or a lawsuit, including circumstances in which bankruptcy is not involved, were commenced by, or on behalf of, unpaid creditors of the restricted subsidiary guarantors at some future date. Federal and state statutes allow courts, under specific circumstances, to void guarantees and related liens and require note holders to return payments received from the issuer or the guarantors.

An unpaid creditor or representative of creditors could file a lawsuit claiming that the issuance of guarantees constituted a “fraudulent conveyance.” To make such a determination, a court would have to find that a restricted subsidiary guarantor did not receive fair consideration or reasonably equivalent value for the guarantee, and that, at the time the guarantee was issued, such restricted subsidiary guarantor:

•      was insolvent;

•      was rendered insolvent by the issuance of the senior notes;

•      was engaged in a business or transaction for which its remaining assets constituted unreasonably small capital; or

•      intended to incur, or believed that it would incur, debts beyond its ability to repay as those debts matured.

If a court were to make such a finding in respect to a restricted subsidiary guarantor’s guarantee, it could void all or a portion of such restricted subsidiary guarantor’s obligations under its guarantee of the senior notes, subordinate the claim in respect of its guarantee to its other existing and future indebtedness or take other actions detrimental to holders of the senior notes, including, in certain circumstances, invalidating the guarantees of the senior notes.

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

There is a risk of a preferential transfer if:

•      a restricted subsidiary guarantor declares bankruptcy or its creditors force it to declare bankruptcy within 90 days (or in certain cases, one year) after a payment on the guarantee; or

•      a guarantee was made in contemplation of insolvency.

A guarantee could be voided by a court as a preferential transfer. In addition, a court could require holders of senior notes to return any payments made on the senior notes during the 90-day (or one-year) period.

Each guarantee contains a provision intended to limit the restricted subsidiary guarantor’s liability to the maximum amount that it could incur without causing the incurrence of obligations under its guarantee to be a fraudulent conveyance. This provision may not be effective to protect the guarantees from being voided under a fraudulent conveyance law.

SGC and the restricted subsidiary guarantors may not be able to repurchase senior notes upon a change of control.

The Indenture governing the senior notes requires SGC and the restricted subsidiary guarantors to repurchase all outstanding notes at 101% of the principal amount thereof plus accrued and unpaid interest, if any, upon the occurrence of specific kinds of change of control events. SGC and the restricted subsidiary guarantors may not have sufficient funds to purchase the senior notes after a change of control. SGC’s and the restricted subsidiary guarantors’ failure to purchase the senior notes would be a default under the Indenture governing the senior notes.

We are controlled by the Nation and the interests of the Nation may conflict with the interests of senior note holders.

The restricted subsidiary guarantors are wholly owned, directly or indirectly, and controlled by SGC, which is wholly owned and controlled by the Nation. Circumstances may occur in which the interests of the Nation, the Council or the members of the Nation could be in conflict with the interests of a holder of the senior notes. In particular, the Nation, the Council or the members of the Nation could make business or other decisions that may affect a senior note holder. For example, the Nation, subject to the restrictions in the Indenture and the Distribution Agreement, could decide to expand our facilities, incur more debt, increase distributions or other payments to the Nation, dispose of assets or enter into other transactions that, in their judgment, are in their interest, even though these transactions might involve risks to holders of the senior notes, including making it more difficult for us to make payments on the senior notes and for the restricted subsidiary guarantors to guarantee these payments.  Additionally, the Nation’s sovereign interests may result in policies or decisions that may conflict with the interests’ of the senior note holders. For example, the Nation may determine not to approve a limited waiver of sovereign immunity in connection with a potential commercially favorable transaction between us and a third party, based principally on sovereignty considerations rather than customary commercial considerations, resulting in the loss of that commercially favorable business opportunity. The loss of this opportunity could adversely affect us and, as a result, the senior note holders.

The Nation has a limited body of laws and has not adopted a corporate code. As a result, legal terms used in this Annual Report, the Indenture governing the senior notes and other relevant documents may have different meanings under the laws of the Nation than under laws with which you are familiar.

The Nation has a limited number of laws, which primarily consist of the Nation’s constitution, a limited number of ordinances and codes, Council resolutions and judicial interpretations of Nation law. Because the body and scope of the Nation’s laws are not as fully developed as federal and state law, in many instances under Nation law it is difficult to predict how and which laws will be applied. In particular, the Nation has not adopted a corporate code. Therefore, terms used in this Annual Report, the Indenture governing the senior notes and other relevant documents, including, but not limited to, terms such as “liquidation” and “dissolution” that may require application and interpretation of the Nation’s laws may have no defined meanings under those laws or may have meanings different from what one is accustomed to finding under laws with which one is familiar.

A change in the Nation’s current tax-exempt status could have a material adverse effect on our ability to repay our financial obligations, including the senior notes.

Based on current interpretation of the Internal Revenue Code of 1986, as amended (the “Code’), neither the Nation or SGC is subject to federal income or property taxes. There can be no assurance that Congress will not reverse or modify the exemption for Indian tribes from federal income or property taxation. Efforts have been made in Congress in the past to amend the Code to provide for taxation of the net income of tribal business entities. These have included a House of Representatives bill that would have taxed gaming income earned by Indian tribes as unrelated business income subject to corporate tax rates. Although no such legislation has been enacted, it could be enacted in the future. The imposition of federal income tax on our earnings could reduce the amount available to us to fulfill our obligations. As a result, future proposals or amendments in this area could materially adversely affect our ability to fulfill our financial obligations, including the senior notes.

We are subject to greater risks than a geographically diverse company.

We currently rely exclusively on cash flow from Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel and, to a lesser extent, Seneca Buffalo Creek Casino temporary facility to service our obligations, including the senior notes.

While we expect to expand the geographic scope of our patron base as a result of our expansion projects, our Seneca Niagara Casino and Hotel relies primarily on patrons from within a 100-mile radius for its cash flow, Seneca Allegany Casino and Hotel relies primarily on patrons from within an 80-mile radius for its cash flow and Seneca Buffalo Creek Casino temporary facility relies primarily on patrons from within a 30-mile radius. Further, our future expansion plans for additional casino operations as permitted by the Compact are limited to Western New York. As a result, in addition to our susceptibility to adverse global and domestic economic, political and business conditions, any economic downturn in the Western New York region could have a material adverse effect on our operations. An economic downturn would likely cause a decline in the disposable income of consumers in the Western New York region, which could result in a decrease in the number of patrons at Seneca Niagara Casino and Hotel, Seneca Allegany Casino and Hotel and Seneca Buffalo Creek Casino, as well as in the frequency of their visits and the average amount that they would each be willing to spend at the casinos. We are subject to greater risks than more geographically diverse gaming or resort operations, including:

•      a downturn in national, regional or local economic conditions;

•      an increase in competition in New York or the Northeastern United States and Canada, particularly for day-trip patrons residing in New York State, including the development of new Indian casinos and the establishment of video gaming machines at certain racetracks in New York and Pennsylvania;

•      impeded access due to road construction or closures of primary access routes; and

•      adverse weather, and natural and other disasters in the Northeastern United States and Canada.

We cannot assure you that our property, casualty, terrorism and business interruption insurance will be adequate or available to cover all the risks to which our business and assets may be subject. The occurrence of any one of the events described above could cause a material disruption in our business and make us unable to generate sufficient cash flow to fulfill our financial obligations, including the senior notes.

We compete with casinos, other forms of gaming and other resort properties. If we are unable to compete successfully, we may not be able to generate sufficient cash flow to fund our operations or fulfill our financial obligations, including the senior notes.

Our casino operations compete with casinos, other forms of gaming and other resort properties located within and outside New York State. We face intense competition in our primary and secondary market areas, in addition to competition from casinos and gaming operations in our broader regional market. New market entrants in New York State and elsewhere in the Northeastern United States could also adversely affect our operations and our ability to meet our financial obligations. For a more extensive discussion regarding our competition, see “Item 1. - Business—Market and Competition.”

If we are unable to retain our key personnel, our ability to execute our business strategy could be impaired.

The continued services of our key operating and executive personnel are important to our future success. The loss of the services of such key operating and executive personnel could have an adverse impact on us. There can be no assurance that the services of such personnel will continue to be made available to us. We do not maintain key person life insurance policies on any of our executives.  As previously disclosed, effective February 7, 2007, John Pasqualoni, SGC’s President and Chief Executive Officer, and Joseph D’Amato, SGC’s Chief Operating Officer, resigned for personal reasons.  Brian Hansberry, SGC’s former General Manager of Seneca Niagara Casino and Hotel was appointed as interim President and Chief Executive Officer and as of September 19, 2007, the appointment was made permanent.

We could face difficulties in attracting and retaining qualified employees.

The operation of the expanded facilities of Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel and the expected opening of the permanent Seneca Buffalo Creek Casino and Hotel will require us to hire additional qualified executives and managers and a significant number of additional skilled employees with gaming and hospitality industry experience and qualifications. Currently, there is a shortage of skilled labor in the gaming industry in general. There can be no assurance that we will be able to recruit, train and retain a sufficient number of additional qualified employees, particularly due to the very small number of workers skilled in the gaming industry that reside in the immediate vicinity of our casinos.

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

•                  merge, consolidate or sell substantially all of our assets; and

•                  make capital expenditures.

All of these restrictive covenants may limit our ability to expand our operations or to pursue our business strategies. Changes in business conditions or results of operations, adverse regulatory developments or other events beyond our control may affect our ability to comply with these and other provisions of the Indenture governing the senior notes. The breach of any of these covenants could result in a default under our indebtedness, which could cause those obligations to become due and payable. If our indebtedness were to be accelerated, we cannot assure you that we would be able to pay such indebtedness.

Our operations could be adversely affected during our expansion.

Although construction activities related to our expansion projects are planned to minimize disruptions, construction noise and debris may disrupt our operations. Unexpected construction delays could exacerbate or magnify these disruptions. We cannot assure you that construction activities will not have a material adverse effect on our results of operations.

Failure to complete our expansion projects and other future development projects on budget and on time could adversely affect our financial condition.

Our current expansion projects (including the permanent Seneca Buffalo Creek facility) are, and any future expansion projects will be, subject to significant development and construction risks, any of which could cause unanticipated cost increases and delays. These include, among others, the following:

•                  shortages of material and skilled labor;

•                  failure to generate sufficient operating cash flow to meet our construction needs;

•                  labor disputes and work stoppages;

•                  weather interference or delays;

•                  engineering problems;

•                  environmental problems;

•                  regulatory problems;

•                  potential cash shortages;

•                  changes to the plans or specifications;

•                  fire, earthquake, flood and other natural disasters; and

•                  geological, construction, excavation and equipment problems.

Failure to complete our expansion projects on time and within our budgets may cause us to devote additional resources to the projects, which could divert time, money and attention away from our casino operations and could cause our business to suffer.

In addition, we may not be able to complete our expansion plans, including the permanent Seneca Buffalo Creek Casino and Hotel, in a timely manner or at all.

We may not be able to generate enough cash flow to complete our current and future expansion projects.

We intend to commence construction of our next phase of development at Seneca Allegany Casino and Hotel in early 2008, which will include an additional 179 to 204 room hotel tower, and up to 31,000 square feet of additional gaming space and related amenities, for a total estimated cost of up to $130 million.

We further intend to commence construction in early 2008 of a permanent casino and hotel complex on the Buffalo Creek Territory having an estimated cost of $333 million. The permanent Seneca Buffalo Creek Casino and Hotel is expected to initially feature approximately 90,000 square feet of gaming space, 2,000 slot machines,45 table games,a 22-story all-suite hotel, 2,500-space parking garage, and related dining and other amenities.

We intend to fund a portion of our current and future expansion projects with cash flow from operations. There can be no assurance that we will be able to generate the required amount of cash from our operations to complete any or all of these projects. In addition, distributions and payments to the Nation, including distributions pursuant to the Distribution Agreement, will result in our cash flow being diverted from our expansion projects. If we are not able to generate enough cash to pay for our expansion projects, our projects may be delayed and we may need to find additional sources of funds, which may not be available on terms acceptable to us, if at all. Further, if we incur additional debt to cover the cost of our expansion projects, risks related to our indebtedness could increase. If we cannot generate enough cash or find alternative sources of funding to expand our operations, our business, financial condition and results of operations could be materially adversely affected and we may not be able to make payments on the senior notes or meet our other financial obligations.

We have limited experience operating casinos and hotels in Western New York.

Our casinos have only been in operation since December 31, 2002 (as to the then-Seneca Niagara Falls Casino), May 1, 2004 (as to the then-Seneca Allegany Casino) and July 3, 2007 (as to the Buffalo Creek Casino temporary facility), respectively, and we have limited experience operating our hotels in Niagara Falls and Salmanca, New York. Our expansion plans include opening a permanent casino and hotel  in Buffalo, New York. We may experience difficulties in operating multiple casinos and hotels in a limited geographic region. Further, the addition of our two hotels and other new and untested amenities to our existing casinos have many of the same risks inherent in the establishment of a new business enterprise because we have limited operating history in those activities. We may not be able to identify timely or to anticipate all of the material risks associated with operating that business or additional casinos. Our lack of operating history in these new ventures may adversely affect our future operating results, ability to generate adequate cash flow and ability to fulfill our obligations, including the senior notes.

Our business could be affected by weather-related factors and seasonality.

Our results of operations may be adversely affected by weather-related and seasonal factors. Since opening, Seneca Niagara Casino and Hotel’s and Seneca Allegany Casino and Hotel’s gaming revenue have not been materially affected by severe weather conditions, but severe winter weather conditions may deter or prevent patrons from reaching our gaming facilities or undertaking day trips. In addition, some recreational activities, such as tourism, are curtailed during the winter months. Although our cash flow management system assumes seasonal fluctuations in gaming revenue for both of our casinos to ensure adequate cash flow during expected periods of lower revenue, there can be no assurance that weather-related and seasonal factors will not have a material adverse effect on our operations. Our limited operating history makes it difficult to predict the future effects of seasonality on our business, if any.

Although litigation challenging the validity of our Compact and our right to conduct Class III gaming in New York State has been unsuccessful to date, the validity of the Compact and our right to conduct Class III gaming in New York State could still be challenged in court or otherwise adversely affected by legislation, regulation, or judicial action relating to gaming generally, or our right to conduct Class III gaming, in particular.

In October 2001, the New York Legislature passed Chapter 383 of the Laws of 2001 (“Chapter 383”), which allowed former Governor Pataki to enter into a gaming compact with the Seneca Nation of Indians and to enter into gaming compacts with other Indian tribes for the establishment of three additional casinos in the Catskills. Chapter 383 also approved the installation of VGMs at certain racetracks.

In January 2002, two actions were filed in the Supreme Court of the State of New York, County of Albany, challenging the validity of Chapter 383. The actions were captioned Dalton v. Pataki, et al, and Karr v. Pataki, et al. Plaintiffs sought a judgment declaring the legislation unconstitutional and enjoining its implementation. These two cases were consolidated and we refer to both cases below as Dalton v. Pataki.

On July 17, 2003, the New York Supreme Court dismissed the plaintiffs’ complaints in Dalton v. Pataki and held that Chapter 383 is constitutional. The plaintiffs appealed the Court’s decision to the Third Department of the New York Supreme Court’s Appellate Division and oral argument was held on December 16, 2003. On July 7, 2004, a five-judge panel issued its Opinion and Order declaring the provisions of Chapter 383 authorizing the additional compacts constitutional, the licensing of VGMs to racetracks to be unconstitutional due to the impermissible revenue distribution scheme set forth therein and the provision of Chapter 383 authorizing the Division of the Lottery to participate in the multi-state lottery constitutional.

On May 3, 2005, the New York Court of Appeals held all of Chapter 383 (including the licensing of VGMs to racetracks) to be constitutional. In July 2005, the New York Court of Appeals, the State’s highest court, denied a motion to rehear the case.  Appellants filed a writ of certiorari seeking review by the United States Supreme Court.  On November 28, 2005, the United States Supreme Court denied the writ.

If New York State were to make various forms of gaming illegal or against public policy (or the courts were to similarly rule), or otherwise to take a legal position adverse to us, such actions could affect the ability of the Nation to conduct those forms of gaming under the Compact, which could have a material adverse effect on our ability to conduct our gaming operations as currently conducted.

If our ability to operate Class III gaming facilities on land held in restricted fee were successfully challenged, it would have a material adverse effect on our ability to conduct gaming operations in Niagara Falls and Erie County pursuant to the Compact.

Background

Under IGRA, Indian tribes can conduct class III gaming only on “Indian lands” as defined in that Act. “Indian lands,” under IGRA, means “(A) all lands within the limits of any Indian reservation; and (B) any lands title to which is either held in trust by the United States for the benefit of any Indian tribe or individual or held by any Indian tribe or individual subject to restriction by the United States against alienation and over which an Indian tribe exercises governmental power” (25 U.S.C. § 2703(4)).

In 1990, Congress enacted the Seneca Nation Land Claims Settlement Act, or SNLCSA, which provides the Nation with fair compensation for use of its land and for the impact on the Nation from prior lease arrangements in the City of Salamanca, New York. The funds appropriated under the SNLCSA are available for the Nation to acquire land, which could be placed into restricted fee status. The Compact authorizes the Nation to use funds appropriated under the SNLCSA to acquire parcels of land in Niagara Falls and Erie County for gaming purposes. The U.S. Secretary of the Interior and the National Indian Gaming Commission (“NIGC”) have determined that the Nation possesses jurisdiction over lands acquired by the Nation and placed into restricted fee status pursuant to SNLCSA, and that such lands constitute Indian lands under IGRA. Seneca Niagara Casino and Hotel is located on lands so acquired, and Seneca Buffalo Creek Casino is (as to the temporary facility) and will be (as to the proposed permanent facility) located on lands so acquired.  It is possible that some person or group could successfully challenge the Secretary’s conclusion that the Nation is authorized to use such land for gaming purposes pursuant to IGRA.  If the Secretary’s or the NIGC’s determination that the Nation is authorized to use such land for gaming purposes pursuant to IGRA were successfully challenged, the Nation would be unable to conduct any gaming under IGRA at its current gaming facility in Niagara Falls or existing and proposed gaming facilities in Erie County. However, such an adverse determination would not affect the ability of the Nation to operate its Seneca Allegany Casino and Hotel, which is located on existing Nation reservation territory.

Citizens Against Casino Gambling in Erie County v. Kempthorne (1:06-cv-00001-WMS (WDNY)) (formerly Citizens Against Casino Gambling v. Norton)

In January 2006, an action was filed in the United States District Court, Western District of New York by various plaintiffs against the United States Department of Interior, the National Indian Gaming Commission and three individuals in their official capacities as Secretary of the Interior, Acting Assistant Secretary of the Interior for Indian Affairs and Chairman of the NIGC.  The action seeks declaratory and injunctive relief under the Administrative Procedure Act, the Declaratory Judgments Act, the National Historic Preservation Act (“NHPA”), the National Environmental Policy Act (“NEPA”) and the Indian Regulatory Gaming Act and is principally directed at the decisions and actions of the defendants that permit the construction and operation of our Seneca Buffalo Creek Casino.  The plaintiffs claim that the defendants have failed to comply with NEPA, NHPA, and IGRA and have requested that the Court take numerous actions including declaring that the lands acquired by the Nation pursuant to SNLCSA are not Indian lands within the meaning of IGRA and declaring that the Nation’s Compact violates IGRA. On November 1, 2006, oral argument was heard on the defendant’s motion to dismiss for lack of jurisdiction, on the Nation’s amicus motion to dismiss based upon failure to join the Nation as a necessary party and sovereign immunity, and on the plaintiff’s motion for summary judgment.

On January 12, 2007, the district court vacated the NIGC’s approval of the Nation’s 2002 gaming ordinance as it pertains to gaming conducted on the Buffalo Creek Territory and remanded the decision to the NIGC to determine whether the Buffalo Creek Territory constitutes “Indian Lands” under IGRA.  The court also granted the defendant’s motion to dismiss for lack of subject matter jurisdiction, denied the Nation’s motion to dismiss (holding, in part, that the Nation was not a necessary party because the U.S. government’s interests were aligned with those of the Nation and that the U.S. government (through the U.S. Department of Justice) was vigorously defending the case), and denied, as moot, the plaintiff’s motion for summary judgment.  In reaching its decision to dismiss on the basis of a lack of subject matter jurisdiction, the court determined that, notwithstanding the U.S. Department of Interior’s prior determination that the Nation’s Buffalo Creek Territory constitutes “Indian Lands” within the meaning of the IGRA, the NIGC must make its own “Indian Lands” determination, and ordered that the Nation’s 2002 gaming ordinance (which had been approved by the NIGC) be vacated insofar as it permits Class III gaming on the Nation’s Buffalo Creek Territory. The court specifically limited its holding to the Nation’s Buffalo Creek Territory. After the court denied the government’s motion for reconsideration, both the plaintiffs and the defendants appealed.  On January 29, 2007, the U.S. Department of Justice filed a motion for reconsideration, which was denied by the court on April 20, 2007, noting that the government asserted no new arguments.

On June 9, 2007, the Nation enacted and submitted to the NIGC an amended gaming site-specific Class III gaming ordinance.  The amended ordinance was identical to the prior approved ordinance, except the new Ordinance’s definition of “Nation Lands” now contains a site-specific legal description of the Buffalo Creek Territory.  The definition also states that the land specified is held by the Nation in restricted fee pursuant to the SNLCSA.  On June 19, 2007, the defendants and plaintiffs filed notices of appeal.  On June 25, 2007, the plaintiffs filed a motion for a stay of the proceedings remanded to the NIGC pending the outcome of the appeal.  The NIGC approved the new ordinance on July 2, 2007.  On July 3, 2007, the defendants filed a notice of NIGC approval of the ordinance revising the definition of “Nation Lands”.  On August, 6, 2007, the defendants filed a response to the plaintiffs’ motion to stay, stating that the gaming ordinance at issue in this case is superseded by the Nation’s June 9, 2007, site-specific ordinance, approved by the NIGC on July 2, 2007.  This, the U.S. argues, moots the case as to the NIGC and moots the motion for a stay pending appeal.

The U.S. Department of Justice has discontinued its appeal of the January 12, 2007 order in this suit.  On November 9, 2007, the Second Circuit Court of Appeals stayed the plaintiffs’ appeal pending the resolution of the second federal court action described below (Citizens Against Casino Gambling v. Kempthorne (1:07-cv-00451-WMS (WDNY)).

Although the court permitted the Nation to file a brief as amicus curiae, the Nation is not a party to this action, and as such, neither it nor SGC has the ability to direct or control any aspect of the litigation.

If the plaintiffs are successful, the Nation could be unable to conduct any gaming upon lands acquired by the Nation pursuant to the SNLCSA.

Citizens Against Casino Gambling in Erie County v. Kempthorne (1:07-cv-00451-WMS (WDNY))

On July 12, 2007, Citizens Against Casino Gambling in Erie County  (CACGEC) filed a second action in the United States District Court, Western District of New York against the United States Department of Interior, the NIGC and two individuals in their official capacities as Secretary of the Interior and Chairman of the National Indian Gaming Commission, respectively.

The action seeks declaratory and injunctive relief under the Administrative Procedure Act, the Declaratory Judgments Act, and the Indian Regulatory Gaming Act and is principally directed at the decisions and actions of the defendants in approving the Nation’s class III gaming ordinance, and the Indian land opinion issued by the Chairman relative to that approval.  The plaintiffs claim that the defendants have failed to comply with federal law and have requested that the Court take numerous actions including declaring that the lands acquired by the Nation pursuant to SNLCSA are not Indian lands within the meaning of IGRA.

Both parties have moved for summary judgment.  The Nation has also filed a motion for permission to file an amicus brief on the “Indian Lands” issues.  Briefing is ongoing and the motions have not yet been decided. The Nation is not a party to this action, and as such, neither it nor SGC has the ability to direct or control any aspect of the litigation.

If the plaintiffs are successful, the Nation could be unable to conduct any gaming upon lands acquired by the Nation pursuant to the SNLCSA.

SGC intends to commence construction of the permanent facility at Seneca Buffalo Creek Casino notwithstanding the pendency of the foregoing litigation, but SGC may be delayed in the opening of its permanent Seneca Buffalo Creek Casino, or unable to conduct Class III gaming on the Buffalo Creek Territory, based upon the status and outcome of such litigation.

Scott v. Pataki (NYS Supreme Court, Erie County, Index No. 001189/06)

On February 1, 2006, an action was filed in the New York Supreme Court, County of Erie, by various petitioners against George E. Pataki, in his official capacity as Governor of the State of New York; State Gaming Officials of the New York State Wagering Board; City of Buffalo; Common Council of the City of Buffalo; Anthony Masiello in his previous capacity as Mayor of Buffalo; Byron Brown in his capacity as Mayor of Buffalo; City of Buffalo Department of Public Works; Buffalo Sewer Authority; and Niagara Frontier Transportation Authority.  The action initially sought declaratory and injunctive relief under the State Environmental Quality Review Act (“SEQRA”); the First Parks, Recreation, Historic Preservation Law (“PRHPL”); First City Environmental Review Ordination (“CERO”); and Freedom of Information Law (“FOIL”) and is principally directed at the decisions and actions of the defendants in connection with our Seneca Buffalo Creek Casino.  The plaintiffs initially claimed that the defendants had failed to comply with SEQRA, PRHPL, CERO and FOIL and requested that the Court take numerous actions including directing compliance with SEQRA, PRHPL, CERO and FOIL and restraining further action relating to the development of our Seneca Buffalo Creek Casino.  In May 2006, the petitioners further sought to enjoin demolition activity on the nine acre casino site, but the court declined to grant a preliminary injunction preventing demolition.  In June 2006, the petitioners amended their Petition to drop their claims against Governor Pataki, the State Gaming Officials and the Niagara Frontier Transportation Authority, and added the Buffalo Department of Economic Development, Permits and Inspections as a party. The amended Petition also dropped all claims except for the SEQRA and CERO claims. In October 2006, the plaintiffs moved for an injunction to prevent an agreement between SEGC and the City of Buffalo (relating to the development of the Seneca Buffalo Creek Casino) from being executed and performed, which motion was denied based upon a failure to show a likelihood of success on the merits.  The plaintiffs appealed this ruling to the New York Supreme Court Appellate Division.  On March 16, 2007, the Appellate Division unanimously affirmed the denial of the injunction.

A hearing was held on the merits of the petition in September 2007.  No decision has been rendered.

If the plaintiffs are successful, the Nation may be delayed in the completion of the Seneca Buffalo Creek Casino and Hotel at this site or may be unable to complete the Seneca Buffalo Creek Casino and Hotel at this site.  Certain of these petitioners are also plaintiffs in the federal lawsuits filed by Citizens Against Casino Gambling in Erie County referenced above.

Warren v. United States (1:06-c-00226-JTE (WDNY))

On or about April 6, 2006, an action was filed in the United States District Court, Western District of New York, by Daniel T. Warren, a pro se plaintiff, against the United States of America, the United States Department of the Interior, the National Indian Gaming Commission, and five individuals in their official capacities as Acting Secretary of the Interior, Acting Assistant Secretary of the Interior for Indian Affairs and Chairman of the National Indian Gaming Commission, as well as Governor George E. Pataki, as Governor of the State of New York, and Cheryl Ritchko-Buley, as Chairwoman of the New York State Racing and Wagering Board.    The action initially sought declaratory and injunctive relief as to numerous matters including declaring that IGRA is unconstitutional, that the Compact violates IGRA, that the New York Constitution is not preempted by IGRA, that New York does not have the authority under state law to enter into a tribal state compact under IGRA, that certain actions of the defendants were not in accordance with law, and that certain lands purchased by the Nation were not subject to being taken into trust or restricted fee status under the SNLCSA or were not pursuant to settlement of a land claim within the meaning of IGRA; and enjoining the defendants from taking actions which would further casino gambling in the State of New York under IGRA or on any lands acquired by the Nation pursuant to SNLCSA. On August 16, 2006, the plaintiff amended his complaint bringing: a Tenth Amendment challenge to IGRA; a claim that the Compact violates IGRA by providing for gaming which is not otherwise lawful in New York; a claim that both the Compact and the statute authorizing the Governor of New York to enter into the Compact violate various provisions of the New York State Constitution; and a claim that the United States has failed to promulgate regulations for gaming on off-reservation territory, in violation of its statutory duties.    The effect of such amendment was to limit the claims remaining in the case, by dropping many of the federal law claims in the original complaint.

On December 1, 2006, the court heard argument on the plaintiff’s motion to join (1) Barry E. Snyder, Sr., as President of the Seneca Nation of Indians; (2) John Pasqualoni, as President and CEO of the Seneca Gaming Corporation; (3) the Seneca Nation of Indians; and/or (4) the Seneca Gaming Corporation, as additional defendants.

On October 5, 2007, the plaintiff filed a motion to further amend the complaint to include as defendants (1) Maurice John, as President of the Seneca Nation of Indians; (2) E. Brian Hansberry, as the new President and CEO of the Seneca Gaming Corporation (replacing John Pasqualoni); (3) the Seneca Nation of Indians; and (4) the Seneca Gaming Corporation.  On October 25, 2007, the Seneca Nation of Indians filed a response in opposition to that motion as well, pointing out (1) that the motion to amend the complaint was not properly before the court because it is premised upon a finding that the Nation is a necessary and indispensible party, and (2) that the motion to amend is futile because the Nation and its officers are protected by sovereign immunity.  As of December 5, 2007, the court had not ruled on this motion.

Dispositive motions to dismiss on behalf of both the plaintiff and the defendants have not yet been heard by the court.  In addition, still pending before the court is the motion on behalf of the Seneca entities and officers in opposition to being joined as defendants to the lawsuit on, among other things, sovereign immunity grounds.  If the plaintiff is successful in this lawsuit, the Nation would be unable to conduct any gaming upon lands acquired pursuant to SNLCSA.

The current review by the NIGC of the Nation’s use of gaming revenues could materially adversely affect our operations.

In December 2006, the NIGC notified the Nation that it would be commencing a review of the Nation’s use of gaming revenues starting in January 2007.  The NIGC has sent its inspection team on-site three times during February and March of 2007 to review Nation financial records for fiscal years 2005 and 2006.  On March 7, 2007, following a request by the Nation that the NIGC clarify the scope of documents its inspection team is reviewing, the NIGC issued a subpoena to obtain certain documents needed to complete their review.  On March 8, 2007, Nation and SGC staff met with the NIGC inspection team to obtain clarification on the scope of the review and the documents being sought.  The Nation has been cooperating with the NIGC inspection team and has made Nation and SGC staff available to answer questions that have arisen during the course of the inspection team’s review.  As of December 5, 2007, the NIGC’s review of the Nation’s use of net gaming revenues is ongoing.  The IGRA and NIGC’s implementing regulations do not provide a timeline within which the NIGC must complete its review.

Under IGRA, net revenues from tribal gaming operations may only be used for the following purposes: (i) to fund tribal government operations or programs; (ii) to provide for the general welfare of the Indian tribe and its members; (iii) to promote economic development; (iv) to donate to charitable organizations; or (v) to help fund operations of local government agencies. Under IGRA tribal member distributions of net gaming revenues may only be made pursuant to a revenue allocation plan approved by the Bureau of Indian Affairs, Department of the Interior (“DOI”). The Nation makes tribal member distributions from revenues it receives from our operating lease payments. If the NIGC or DOI determines that the tribal member distributions from the operating lease payments are distributions of net gaming revenues subject to IGRA’s requirements, it may attempt to take enforcement actions against the Nation.

IGRA provides for civil penalties for a violation of the provisions of IGRA or the regulations promulgated by the NIGC. Such civil enforcement actions include without limitation: notices of violation, issuance of temporary or permanent closure orders, and assessment of civil fines of up to $25,000 per violation. IGRA also provides for an opportunity for an appeal and hearing before the NIGC with respect to any civil penalty imposed. Judicial review also remains available. We cannot predict the outcome of the NIGC’s current review of the Nation’s use of net gaming revenues. If the NIGC determines that the Nation has violated IGRA and takes enforcement actions against the Nation, such actions may materially adversely affect our ability to conduct our gaming operations as currently conducted.

SNFGC may be subject to material liabilities arising out of the condemnation process through which it is acquiring lands in the 50-acre footprint in the City of Niagara Falls, New York.

Pursuant to the Compact, New York State has agreed to assist the Nation, in whatever manner appropriate, including the exercise of the power of eminent domain, to obtain the lands within the approximate 50-acre “footprint” described in the Compact.  In the event New York State does acquire such lands through eminent domain, it further agreed to convey those lands to the Nation at a price equal to the State’s cost of acquisition.  With the exception of approximately 2 acres of land and a hotel property within the footprint acquired for $7.9 million through a private sale in December 2005, substantially all of our real property acquisitions in Niagara Falls, NY have been pursuant to New York State Eminent Domain Procedure Law (EDPL) using the State’s power of eminent domain (through the Empire State Development Corporation (ESDC)).  The amounts paid to condemnees from whom the ESDC has acquired property are deemed to be advance payments, in that property owners are entitled to reserve their rights to challenge the land and improvement values determined by the condemnor’s appraisers.  Through December 28, 2007, the ESDC has made advanced payments under the EDPL of approximately $30.0 million for the condemned parcels within the footprint including, in particular, approximately 18 acres of land and related fixtures (a former water park) for an aggregate advanced payment of $18.0 million, and another hotel property for an aggregate advanced payment of $8.2 million.

Pursuant to the EDPL, New York state courts will determine the final purchase price to be paid to condemnees who elect to challenge the initial appraised value of their property.  To date, all record owners from whom property was acquired pursuant to the EDPL have reserved rights to claim additional compensation.  Four record owners have filed notices of claim to challenge the fair market value appraisals utilized by ESDC.   Fallsite LLC and Fallsville Splash, LLC have filed notices of claim in the amounts of $40.0 and $35.0 million for land and trade fixtures, respectively, relating to the former water park (referenced above) within the footprint.  ESDC’s fair market appraisal for the foregoing was $17.0 million.  Intertrust Development has filed a notice of claim for $15.8 million for land and improvements (including trade fixtures) associated with a former Holiday Inn hotel within the footprint. ESDC’s fair market appraisal for the foregoing was $8.2 million.  Additionally, JFD Holdings has filed a notice of claim for an unspecified amount for land and improvements (including trade fixtures) associated with a former Pizza Hut restaurant within the footprint.  ESDC’s fair market appraisal for the foregoing was approximately $0.4 million.

If a court determines that the value for the land and improvements is higher than the appraised value we paid to a condemnee, then we may be liable to the condemnee for the difference and potentially also responsible for certain additional costs and payments to the condemnee, such as attorneys’ fees.

Terrorism and war may directly or indirectly harm our business.

The strength and profitability of our business will depend on consumer demand for casino resorts in general and for the type of amenities Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel offer. Changes in consumer preferences or discretionary consumer spending could harm our business. The terrorist attacks of September 11, 2001 and ongoing terrorist and war activities in the United States and elsewhere, have had a negative impact on travel and leisure expenditures, including lodging, gaming and tourism. We cannot predict the extent to which terrorist activities may continue to affect us, directly or indirectly, in the future. An extended period of reduced discretionary spending and/or disruptions or declines in travel, conferences and conventions could significantly harm our operations.

We may be subject to material environmental liability as a result of unknown environmental hazards.

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or chemical releases on or relating to its property and may be held liable to a governmental entity or to third parties for property damage, personal injury and for investigation and cleanup costs incurred by such parties in connection with the contamination. Such laws typically impose cleanup responsibility and liability without regard to whether the owner knew of or caused the presence of contaminants. The costs of investigation, remediation or removal of such substances may be substantial. Although neither we or the Nation has waived our or its sovereign immunity with regard to such federal, state and local environmental legislation, the existence or discovery of an environmental hazard on any of its lands could result in an assertion of liability under federal environmental laws and have a significant adverse effect on the Nation’s relations with the state and the local community.

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

The entity that managed construction at our luxury hotel project in Niagara Falls, New York and our resort hotel and casino expansion project in Allegany is an entity with limited operating experience and limited experience in construction management.

SCMC is an entity formed and wholly owned by the Nation and organized for the purpose of managing construction projects. We initially entered into construction management agreements with SCMC in connection with each of the Seneca Allegany Casino resort hotel and casino expansion project and the Seneca Niagara Casino luxury hotel expansion project.  SCMC is now managing the $40.0 million conversion of our former temporary casino facility at Seneca Allegany Casino and Hotel into an events center with related improvements, and is expected to manage construction of both our additional $130.0 million hotel tower in Allegany and the $333 million permanent Seneca Buffalo Creek Casino and Hotel project.  SCMC has very limited experience in overseeing and managing construction projects.  SCMC may not be able to identify or anticipate all material risks related to managing our construction projects, which could adversely affect our ability to develop and construct these projects timely and successfully as well as our business and results of operations.

Any adverse changes in the laws regulating our gaming operations or our failure to maintain licenses required under gaming laws and regulations and other permits and approvals required under applicable laws and regulations could have a material adverse effect on our ability to conduct gaming operations and to fulfill our financial obligations, including the senior notes.

Gaming on the Nation’s land is regulated by Nation laws, the Compact and federal statutes, most notably the IGRA. Several bills have been proposed during the recent sessions of Congress that could affect Indian gaming. Notably, though its proposed legislation has yet to be presented to Congress, the Policies and Procedures Subproject of the Bureau of Indian Affairs has proposed sweeping changes to the federal laws concerning Indians. Certain of such bills, if enacted, could impair the ability of the Nation and SGC to expand its gaming operations and adversely impact the future growth of the Nation’s revenue base. In addition, from time to time, various government officials have proposed taxing Indian casino gaming or otherwise limiting or restricting the conduct of gaming operations by Indian tribes. No assurance can be given that such legislation, if and when enacted by Congress, would not have a material adverse effect on our operations. In addition, under federal law, gaming on the Nation’s lands may be dependent upon the continued permissibility under New York law of certain forms of gaming or similar activities. If New York State were to make various forms of gaming illegal or against public policy (or the courts were to similarly rule), or otherwise to take a legal position adverse to the Compact or any of its provisions, such actions could affect the ability of the Nation to conduct those forms of gaming under the Compact, which could have a material adverse effect on our ability to conduct our gaming operations as currently conducted. Moreover, a 1996 U.S. Supreme Court decision may permit a state to avoid or refuse to negotiate amendments to existing compacts such as the Compact.

The operation of all gaming on Indian lands is subject to IGRA. For the past several years, legislation has been introduced in Congress designed to amend this Act. Most of the proposals that have been seriously considered would be prospective in effect and have contained clauses that would grandfather existing Indian gaming operations such as Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel. However, certain legislative acts have also proposed repealing many of the provisions of IGRA. We cannot predict the success of future legislative acts. Changes in applicable laws and regulations or an increase in the cost of compliance with applicable laws and regulations could limit or materially affect the types of gaming that we may offer and the revenue our operations generate. Furthermore, if Congress enacted legislation that was applied retroactively, our ability to meet our outstanding debt and other financial obligations could be adversely affected.

Under the Compact and federal, state and Nation law, we are required to maintain certain licenses, permits and approvals in order to conduct gaming operations. Failure to maintain such licenses, permits and approvals could have a material adverse affect on our ability to conduct gaming operations and to fulfill our financial obligations, including the senior notes.

We are governmentally owned and will not necessarily be operated in the same way as if we were a privately owned for-profit business, which may materially adversely affect our ability to meet our financial obligations.

As a sovereign government, the Nation is governed by elected officials who have responsibility for the welfare of all Nation members. The Nation’s elected officials appoint the SGC board of directors and retain certain approval authority over certain actions by the SGC board of directors. In making decisions relative to appointment of SGC’s board of directors and certain other aspects of SGC’s gaming business, these officials may consider the interests of their electorate, instead of pure economic or other business factors. Therefore, SGC’s gaming business will not be necessarily operated in the same manner as a private for-profit business, and we cannot assure you that this fact will not materially adversely affect senior note holders.

Changes in the membership of the Council, its policies or the Nation’s constitution could adversely affect our operations.

The Nation is governed by a Council, consisting of sixteen members, of which eight members are elected from each of the two principal Nation territories. Councillors are elected to four-year terms, which are staggered. The Nation holds an election every two years for its three executive branch officers: the President, the Treasurer and the Clerk. These officers alternate between the two principal Nation territories, thus ensuring that the occupants of those offices will change at each election. The most recent election of the executive branch officers and eight Council members took place on November 7, 2006. We cannot assure that the current Council, or any subsequently elected Council, will pursue the same agenda or goals as the prior government, in particular with respect to us, our expansion projects or regarding compliance with the Compact and our other obligations including the covenants contained in the Indenture. In addition, the Council acts by majority vote and with respect to any issue or policy, a change in views by one or more members could result in a change in the policy adopted by the Council. Changes in the Council or its policies could result in significant changes in our structure or operations or in our planned expansion. In particular, the Council appoints the members of SGC’s board of directors and may remove a member of SGC’s board of directors for cause either upon the recommendation of a majority of SGC’s board of directors, or upon its own initiative with a vote of at least ten Councillors. The term cause has not been defined in SGC’s charter or in Nation law; therefore, it is uncertain how this term will be interpreted. As a result, a change in the membership of Council or in the views of existing members of Council, adverse to the existing board or management could result in a change in SGC’s board of directors and potentially in SGC’s management. Any such changes could adversely affect our business plan or otherwise result in a material adverse effect in our business, financial condition, results of operations or ability to meet our financial obligations, including the senior notes.

Further, while we believe that under the Nation’s constitution, adopted in 1848 and last amended in 1993, a referendum may only be called by the Council, our interpretation of the Nation’s constitution could be incorrect or the constitution may be amended in the future to provide that the Seneca people may call a referendum without the approval of the Council. If the constitution were amended to allow the Seneca people to call for a referendum directly, the Nation may, through the referendum process, adopt laws adversely affecting our business and results of operations.

Item 1B.  Unresolved Staff Comments

Not applicable

Item 2.   Properties

Seneca Niagara Casino and Hotel.    Seneca Niagara Casino and Hotel is located on Nation Territory in Niagara Falls, New York. Seneca Niagara Casino and Hotel is located approximately 20 miles north of Buffalo, New York and approximately 90 miles west of Rochester, New York.

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

As of December 28, 2007, SNFGC has acquired approximately 45 of the 50 acres of the land in the City of Niagara Falls, New York, designated by New York State under the Compact for ownership by the Nation, thus reducing the remaining acreage to be acquired to approximately 3 acres (SNFGC has waived its right to acquire approximately two acres of land designated in the Compact for ownership by the Nation, in return for a right of first refusal to purchase such property if this two-acre parcel is offered for sale in the future by its owners, a religious organization).  See “Item 1A. - Risk Factors— SNFGC may be subject to material liabilities arising out of the condemnation process through which it is acquiring lands in the 50-acre footprint in the City of Niagara Falls, New York” for further description of the Niagara Falls condemnation proceedings.

As of December 28, 2007, the Nation had acquired approximately 24 acres (of the approximate 50 acres described in Appendix I of the Compact) with funds appropriated under the SNLCSA in Niagara Falls. By operation of federal law, these lands and other parcels that may be acquired in the future pursuant to the SNLCSA (whether in Niagara Falls or Erie County) are subject to restrictions against alienation, constitute Indian country subject to the jurisdiction of the Nation, and qualify as gaming eligible Indian lands pursuant to IGRA. Seneca Niagara Casino and Hotel and its 2,300 space parking garage are situated on the Nation’s restricted fee lands.

In March 2006, we acquired 257 acres of land with the intent to design and build a championship level golf course in Lewiston, New York, approximately 8 miles from Seneca Niagara Casino and Hotel.  We have selected the Robert Trent Jones II firm to design the golf course.  The project is being developed by LGCC as an amenity to the Seneca Niagara Casino and Hotel.

For further information relating to the real estate acquisitions of the Nation, SGC and its subsidiaries, see “Item 1. — Business –– Seneca Niagara Casino and Hotel –– Niagara Falls Real Estate Acquisitions”, above.

Seneca Allegany Casino and Hotel.    Seneca Allegany Casino and Hotel is located on the Nation’s Allegany Territory in the City of Salamanca, New York. STGC leases the land on which Seneca Allegany Casino and Hotel is located from the Nation. Seneca Allegany Casino and Hotel is located immediately off Interstate 86, approximately 70 miles south of Niagara Falls, New York and is within 75 miles of Erie, Pennsylvania, and 165 miles of Cleveland and Akron, Ohio and Pittsburgh, Pennsylvania. The land upon which Seneca Allegany Casino and Hotel is situated is within the Nation’s territorial boundaries, and is therefore eligible for gaming pursuant to IGRA.

Seneca Buffalo Creek Casino.    The temporary Seneca Buffalo Creek Casino is located on approximately nine acres of land in the inner harbor district of Buffalo, New York, which constitute the Nation’s Buffalo Creek Territory.  SEGC leases the land on which the temporary Seneca Buffalo Creek Casino is located from the Nation.  The land on which the temporary casino is located was acquired by the Nation using funds appropriated under the SNLCSA.

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

On December 23, 2005, SNFGC and STGC filed a related complaint in Niagara County Supreme Court seeking to recover monies taken by T.D. BankNorth, N.A. that were originally directed to the Klewin subcontractors and to the architect, along with an award of attorneys’ fees, under  Section 77 of the New York Lien Law and under the theory of common law conversion (SNFGC and STGC, as assignees v. T.D. BankNorth, N.A. (Niagara County Supreme Court; Index No. 124716)).  SNFGC and STGC commenced the action as assignees of the claims of the subcontractors and the architect.  On February 27, 2006, BankNorth filed a motion to dismiss the action, claiming that the trust fund provisions of the New York Lien Law do not apply and the Connecticut action was filed first, before the New York action.  An order denying BankNorth’s motion to dismiss was filed on May 24, 2006.  BankNorth served its answer to SNFGC’s complaint on June 28, 2006, and also filed a motion to reargue and renew its prior motion to dismiss. On December 8, 2006, the court granted the defendant’s motion to reargue and granted the defendant’s previously denied motion for summary judgment.

On May 7, 2007, the parties were to have commenced the Klewin arbitration hearing before the panel of arbitrators. Commencement of such hearing was adjourned in anticipation of an expected global settlement of the Klewin arbitration matter and related BankNorth litigation.

On June 6, 2007, we reached formal resolution with each of Klewin and Banknorth, the collective terms of which provide for the following: (a) Klewin’s stipulation to an arbitration award in our favor in the amount of approximately $14.5 million; (b) Klewin’s consent to release to us in satisfaction of the arbitration award approximately $3.6 million, which is the balance remaining from the approximately $14.5 million that we deposited into a Banknorth account in August 2005 for the benefit of the architect and the subcontractors on our Niagara Falls hotel project and other construction projects; (c) our agreement to continue to satisfy all valid subcontractor and vendor claims in conjunction with the above construction projects arising after June 30, 2005; (d) Klewin’s agreement to provide us with copies of monthly internally prepared financial statements for 2007, as well as copies of tax returns for tax years 2006 and 2007 when filed, with the understanding that should Klewin be found within 2007 to be in possession of any unencumbered assets or revenues not previously disclosed by Klewin during the litigation, such unencumbered assets or revenues will be used to satisfy the above $14.5 million arbitration award; (e) agreements between the parties to voluntarily discontinue all pending legal actions between them as soon as practicable, and no more than thirty (30) days after we receive the $3.6 million sum described above; and (f) the exchange of mutual releases among SNFGC, STGC, Klewin and Banknorth.  The foregoing legal actions have since been voluntarily discontinued by the parties in accordance with the terms of the settlement agreement.

Citizens Against Casino Gambling in Erie County v. Kempthorne (1:06-cv-00001-WMS (WDNY)) (formerly Citizens Against Casino Gambling v. Norton)

In January 2006, an action was filed in the United States District Court, Western District of New York by various plaintiffs against the United States Department of Interior, the National Indian Gaming Commission and three individuals in their official capacities as Secretary of the Interior, Acting Assistant Secretary of the Interior for Indian Affairs and Chairman of the NIGC.  The action seeks declaratory and injunctive relief under the Administrative Procedure Act, the Declaratory Judgments Act, the National Historic Preservation Act (“NHPA”), the National Environmental Policy Act (“NEPA”) and the Indian Regulatory Gaming Act and is principally directed at the decisions and actions of the defendants that permit the construction and operation of our Seneca Buffalo Creek Casino.  The plaintiffs claim that the defendants have failed to comply with NEPA, NHPA, and IGRA and have requested that the Court take numerous actions including declaring that the lands acquired by the Nation pursuant to SNLCSA are not Indian lands within the meaning of IGRA and declaring that the Nation’s Compact violates IGRA. On November 1, 2006, oral argument was heard on the defendant’s motion to dismiss for lack of jurisdiction, on the Nation’s amicus motion to dismiss based upon failure to join the Nation as a necessary party and sovereign immunity, and on the plaintiff’s motion for summary judgment.

On January 12, 2007, the district court vacated the NIGC’s approval of the Nation’s 2002 gaming ordinance as it pertains to gaming conducted on the Buffalo Creek Territory and remanded the decision to the NIGC to determine whether the Buffalo Creek Territory constitutes “Indian Lands” under IGRA.  The court also granted the defendant’s motion to dismiss for lack of subject matter jurisdiction, denied the Nation’s motion to dismiss (holding, in part, that the Nation was not a necessary party because the U.S. government’s interests were aligned with those of the Nation and that the U.S. government (through the U.S.

Department of Justice) was vigorously defending the case), and denied, as moot, the plaintiff’s motion for summary judgment.  In reaching its decision to dismiss on the basis of a lack of subject matter jurisdiction, the court determined that, notwithstanding the U.S. Department of Interior’s prior determination that the Nation’s Buffalo Creek Territory constitutes “Indian Lands” within the meaning of the IGRA, the NIGC must make its own “Indian Lands” determination, and ordered that the Nation’s 2002 gaming ordinance (which had been approved by the NIGC) be vacated insofar as it permits Class III gaming on the Nation’s Buffalo Creek Territory. The court specifically limited its holding to the Nation’s Buffalo Creek Territory. After the court denied the government’s motion for reconsideration, both the plaintiffs and the defendants appealed.  On January 29, 2007, the U.S. Department of Justice filed a motion for reconsideration, which was denied by the court on April 20, 2007, noting that the government asserted no new arguments.

On June 9, 2007, the Nation enacted and submitted to the NIGC an amended gaming site-specific Class III gaming ordinance.  The amended ordinance was identical to the prior approved ordinance, except the new Ordinance’s definition of “Nation Lands” now contains a site-specific legal description of the Buffalo Creek Territory.  The definition also states that the land specified is held by the Nation in restricted fee pursuant to the SNLCSA.  On June 19, 2007, the defendants and plaintiffs filed notices of appeal.  On June 25, 2007, the plaintiffs filed a motion for a stay of the proceedings remanded to the NIGC pending the outcome of the appeal.  The NIGC approved the new ordinance on July 2, 2007.  On July 3, 2007, the defendants filed a notice of NIGC approval of the ordinance revising the definition of “Nation Lands”.  On August, 6, 2007, the defendants filed a response to the plaintiffs’ motion to stay, stating that the gaming ordinance at issue in this case is superseded by the Nation’s June 9, 2007, site-specific ordinance, approved by the NIGC on July 2, 2007.  This, the U.S. argues, moots the case as to the NIGC and moots the motion for a stay pending appeal.

The U.S. Department of Justice has discontinued its appeal of the January 12, 2007 order in this suit.  On November 9, 2007, the Second Circuit Court of Appeals stayed the plaintiffs’ appeal pending the resolution of the second federal court action described below (Citizens Against Casino Gambling v. Kempthorne (1:07-cv-00451-WMS (WDNY)).

Although the court permitted the Nation to file a brief as amicus curiae, the Nation is not a party to this action, and as such, neither it nor SGC has the ability to direct or control any aspect of the litigation.

If the plaintiffs are successful, the Nation could be unable to conduct any gaming upon lands acquired by the Nation pursuant to the SNLCSA.

Citizens Against Casino Gambling in Erie County v. Kempthorne (1:07-cv-00451-WMS (WDNY))

On July 12, 2007, Citizens Against Casino Gambling in Erie County  (CACGEC) filed a second action in the United States District Court, Western District of New York against the United States Department of Interior, the NIGC and two individuals in their official capacities as Secretary of the Interior and Chairman of the National Indian Gaming Commission, respectively.  The action seeks declaratory and injunctive relief under the Administrative Procedure Act, the Declaratory Judgments Act, and the Indian Regulatory Gaming Act and is principally directed at the decisions and actions of the defendants in approving the Nation’s class III gaming ordinance, and the Indian land opinion issued by the Chairman relative to that approval.  The plaintiffs claim that the defendants have failed to comply with federal law and have requested that the Court take numerous actions including declaring that the lands acquired by the Nation pursuant to SNLCSA are not Indian lands within the meaning of IGRA.

Both parties have moved for summary judgment.  The Nation has also filed a motion for permission to file an amicus brief on the “Indian Lands” issues.  Briefing is ongoing and the motions have not yet been decided. The Nation is not a party to this action, and as such, neither it nor SGC has the ability to direct or control any aspect of the litigation.

If the plaintiffs are successful, the Nation could be unable to conduct any gaming upon lands acquired by the Nation pursuant to the SNLCSA.

SGC intends to commence construction of the permanent facility at Seneca Buffalo Creek Casino notwithstanding the pendency of the foregoing litigation, but SGC may be delayed in the opening of its permanent Seneca Buffalo Creek Casino, or unable to conduct Class III gaming on the Buffalo Creek Territory, based upon the status and outcome of such litigation.

Scott v. Pataki (NYS Supreme Court, Erie County, Index No. 001189/06)

On February 1, 2006, an action was filed in the New York Supreme Court, County of Erie, by various petitioners against George E. Pataki, in his official capacity as Governor of the State of New York; State Gaming Officials of the New York State Wagering Board; City of Buffalo; Common Council of the City of Buffalo; Anthony Masiello in his previous capacity as Mayor of Buffalo; Byron Brown in his capacity as Mayor of Buffalo; City of Buffalo Department of Public Works; Buffalo Sewer Authority; and Niagara Frontier Transportation Authority.  The action initially sought declaratory and injunctive relief under the State Environmental Quality Review Act (“SEQRA”); the First Parks, Recreation, Historic Preservation Law (“PRHPL”); First City Environmental Review Ordination (“CERO”); and Freedom of Information Law (“FOIL”) and is principally directed at the decisions and actions of the defendants in connection with our Seneca Buffalo Creek Casino.  The plaintiffs initially claimed that the defendants had failed to comply with SEQRA, PRHPL, CERO and FOIL and requested that the Court take numerous actions including directing compliance with SEQRA, PRHPL, CERO and FOIL and restraining further action relating to the development of our Seneca Buffalo Creek Casino.  In May 2006, the petitioners further sought to enjoin demolition activity on the nine acre casino site, but the court declined to grant a preliminary injunction preventing demolition.  In June 2006, the petitioners amended their Petition to drop their claims against Governor Pataki, the State Gaming Officials and the Niagara Frontier Transportation Authority, and added the Buffalo Department of Economic Development, Permits and Inspections as a party. The amended Petition also dropped all claims except for the SEQRA and CERO claims. In October 2006, the plaintiffs moved for an injunction to prevent an agreement between SEGC and the City of Buffalo (relating to the development of the Seneca Buffalo Creek Casino) from being executed and performed, which motion was denied based upon a failure to show a likelihood of success on the merits.  The plaintiffs appealed this ruling to the New York Supreme Court Appellate Division.  On March 16, 2007, the Appellate Division unanimously affirmed the denial of the injunction.

A hearing was held on the merits of the petition in September 2007.  No decision has been rendered.

If the plaintiffs are successful, the Nation may be delayed in the completion of the Seneca Buffalo Creek Casino and Hotel at this site or may be unable to complete the Seneca Buffalo Creek Casino and Hotel at this site.  Certain of these petitioners are also plaintiffs in the federal lawsuits filed by Citizens Against Casino Gambling in Erie County referenced above.

Warren v. United States (1:06-c-00226-JTE (WDNY))

On or about April 6, 2006, an action was filed in the United States District Court, Western District of New York, by Daniel T. Warren, a pro se plaintiff, against the United States of America, the United States Department of the Interior, the National Indian Gaming Commission, and five individuals in their official capacities as Acting Secretary of the Interior, Acting Assistant Secretary of the Interior for Indian Affairs and Chairman of the National Indian Gaming Commission, as well as Governor George E. Pataki, as Governor of the State of New York, and Cheryl Ritchko-Buley, as Chairwoman of the New York State Racing and Wagering Board.    The action initially sought declaratory and injunctive relief as to numerous matters including declaring that IGRA is unconstitutional, that the Compact violates IGRA, that the New York Constitution is not preempted by IGRA, that New York does not have the authority under state law to enter into a tribal state compact under IGRA, that certain actions of the defendants were not in accordance with law, and that certain lands purchased by the Nation were not subject to being taken into trust or restricted fee status under the SNLCSA or were not pursuant to settlement of a land claim within the meaning of IGRA; and enjoining the defendants from taking actions which would further casino gambling in the State of New York under IGRA or on any lands acquired by the Nation pursuant to SNLCSA. On August 16, 2006, the plaintiff amended his complaint bringing: a Tenth Amendment challenge to IGRA; a claim that the Compact violates IGRA by providing for gaming which is not otherwise lawful in New York; a claim that both the Compact and the statute authorizing the Governor of New York to enter into the Compact violate various provisions of the New York State Constitution; and a claim that the United States has failed to promulgate regulations for gaming on off-reservation territory, in violation of its statutory duties.    The effect of such amendment was to limit the claims remaining in the case, by dropping many of the federal law claims in the original complaint.

On December 1, 2006, the court heard argument on the plaintiff’s motion to join (1) Barry E. Snyder, Sr., as President of the Seneca Nation of Indians; (2) John Pasqualoni, as President and CEO of the Seneca Gaming Corporation; (3) the Seneca Nation of Indians; and/or (4) the Seneca Gaming Corporation, as additional defendants.

On October 5, 2007, the plaintiff filed a motion to further amend the complaint to include as defendants (1) Maurice John, as President of the Seneca Nation of Indians; (2) E. Brian Hansberry, as the new President and CEO of the Seneca Gaming Corporation (replacing John Pasqualoni); (3) the Seneca Nation of Indians; and (4) the Seneca Gaming Corporation.  On October 25, 2007, the Seneca Nation of Indians filed a response in opposition to that motion as well, pointing out (1) that the motion to amend the complaint was not properly before the court because it is premised upon a finding that the Nation is a necessary and indispensible party, and (2) that the motion to amend is futile because the Nation and its officers are protected by sovereign immunity.  As of December 5, 2007, the court had not ruled on this motion.

Dispositive motions to dismiss on behalf of both the plaintiff and the defendants have not yet been heard by the court.  In addition, still pending before the court is the motion on behalf of the Seneca entities and officers in opposition to being joined as defendants to the lawsuit on, among other things, sovereign immunity grounds.  If the plaintiff is successful in this lawsuit, the Nation would be unable to conduct any gaming upon lands acquired pursuant to SNLCSA.

County of Erie v. City of Buffalo (NYS Supreme Court, Index No. 2006-10440).

On November 6, 2006, a suit was brought in New York Supreme Court, County of Erie, by the County of Erie, New York, Joel Giambra (as County Executive), and Andrew Eszak (as Commissioner of the County of Erie Department of Environment and Planning), against the City of Buffalo, Mayor Byron Brown and the Buffalo Common Council seeking to invalidate the agreement pursuant to which SEGC acquired the two block section of Fulton Street (bisecting the Buffalo Creek Territory) on the basis that the City failed to refer the agreement to the County under Section 239-m of the New York State General Municipal Law.  The defendants filed a motion to dismiss on December 1, 2006, which is pending before the court.  If the plaintiffs are successful, the Nation may be delayed in the completion of the Seneca Buffalo Creek Casino and Hotel or may be unable to complete the Seneca Buffalo Creek Casino and Hotel as planned.

In the matter of the Petition of New York State Urban Development Corporation d/b/a Empire State Development Corporation (NYS Supreme Court, Niagara County)

Valuation Proceedings Pursuant to New York Eminent Domain Procedure Law

Pursuant to the Compact, New York State agrees to assist the Nation, in whatever manner appropriate, including the exercise of the power of eminent domain, to obtain the lands within the approximate 50-acre “footprint” described in the Compact.  In the event New York State does acquire such lands through eminent domain, it further agrees to convey those lands to the Nation at a price equal to the State’s cost of acquisition.  With the exception of approximately two acres of land and a hotel property within the footprint acquired for $7.9 million through a private sale in December 2005, substantially all of our real property acquisitions in Niagara Falls, NY have been pursuant to New York State Eminent Domain Procedure Law (EDPL) using the State’s power of eminent domain (through the Empire State Development Corporation (ESDC)).  The amounts paid to condemnees from whom the ESDC has acquired property are deemed to be advance payments, in that property owners are entitled to reserve their rights to challenge the land and improvement values (including fixtures) determined by the condemnor’s appraisers.  Through December 28, 2007, the ESDC has made advanced payments under the EDPL of approximately $30.0 million for the condemned parcels within the footprint including, in particular, approximately 18 acres of land and improvements (a former water park) for an aggregate advanced payment of $18.0 million, and another hotel property for an aggregate advanced payment of $8.2 million.    See “Item 7.  Management’s Discussion and Analysis of Financial condition and Results of Operations—Liquidity and Capital Resources, Other Commitments” for information regarding a letter of credit established as initial security for the Nation’s obligations to pay site acquisition costs and in furtherance of the ongoing condemnation proceedings.

Pursuant to the EDPL, New York state courts will determine the final purchase price to be paid to condemnees who elect to challenge the initial appraised value of their property.  To date, all record owners from whom property was acquired pursuant to the EDPL have reserved rights to claim additional compensation.  Four record owners have filed notices of claim to challenge the fair market value appraisals utilized by ESDC.   On July 26, 2006, Fallsite LLC and Fallsville Splash, LLC have filed notices of claim (Index Nos. 126578/06 and 126578/06) in the amounts of $40.0 and $35.0 million for land and trade fixtures, respectively, relating to a small former water park within the footprint.  ESDC’s fair market appraisal value for the foregoing was $17.0 million.  On August 24, 2007, Intertrust Development has filed a notice of claim for $15.8 million (Index No. 127113/06) for land and trade fixtures associated with a former Holiday Inn hotel within the footprint. ESDC’s fair market appraisal value for the foregoing was $8.2 million.  Additionally, on March 28, 2007, JFD Holdings had filed a notice of claim (Index No. 127113/06) for an unspecified amount for land and trade fixtures associated with a former Pizza Hut retaurant within the footprint.  ESDC’s fair market appraisal for the foregoing was approximately $0.4 million.

If a court determines that the value for the land and improvements is higher than the appraised value we paid to a condemnee, then we may be liable to the condemnee for the difference and potentially also responsible for certain additional costs and payments to the condemnee, such as attorneys’ fees.

Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Not Applicable.

Item 6. Selected Financial Data

The selected consolidated financial data set forth below are derived from the audited financial statements included in this Annual Report.  For a more detailed discussion on Fiscal 2005 through 2007, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,”and our audited financial statements and related notes beginning on page F-1.

Fiscal Year Ended September 30,

2007	2006	2005	2004	2003
(Dollars in Thousands)
Statement of Operations Data:
Revenues:
Gaming	$595,826	$519,620	$440,156	$337,536	$184,332
Food and beverage	56,608	50,141	41,689	31,358	16,158
Lodging	24,352	10,654	—	—	—
Retail and other	20,190	19,940	16,955	11,797	4,823

Gross revenues	696,976	600,355	498,800	380,691	205,313
Less: Promotional allowances	(104,012)	(77,861)	(49,647)	(24,295)	(9,557)

Net revenues	592,964	522,494	449,153	356,396	195,756
Expenses:
Gaming	153,259	129,396	114,746	92,531	53,686
Food and beverage	47,863	43,485	34,877	26,387	15,856
Lodging	11,862	6,131	—	—	—
Retail, entertainment and other	12,886	11,668	10,418	7,184	2,732
Advertising, general and administrative	153,838	131,997	117,188	91,552	42,176
Pre-opening costs	15,426	9,478	1,509	4,228	7,155
Depreciation and amortization	49,597	38,992	26,295	17,638	8,723

Total operating expenses	444,731	371,147	305,033	239,520	130,328
Operating income	148,233	151,347	144,120	116,876	65,428
Other income and (expense):
Other non-operating income and (expenses), net	3,720	(558)	(13,301)	—	—
Interest income	3,386	5,814	5,116	1,535	44
Interest expense	(36,063)	(33,198)	(90,366)	(33,702)	(15,515)

Net non-operating expense	(28,957)	(27,942)	(98,551)	(32,167)	(15,471)

Net income	119,276	$123,405	$45,569	$84,709	$49,957

Other Financial Data:
EBITDA(1)	$201,550	$189,781	$157,114	$134,514	$74,151
Cash provided by operating activities	179,748	181,838	47,652	143,803	97,720
Cash used in investing activities	(125,046)	(233,582)	(192,147)	(238,703)	(118,963)
Cash (used in) provided by financing activities	(54,235)	(12,528)	75,367	246,867	80,739
Capital expenditures and payments for land acquisitions and other assets	178,967	241,741	172,684	180,740	118,963
Ratio of earnings to fixed charges(2)	3.9	x	4.0	x	1.4	x	3.4	x	3.9	x

	As of September 30,
	2007	2006	2005	2004	2003
		(Dollars in Thousands)
Balance Sheet Data:
Cash and cash equivalents	$78,662	$78,195	$142,467	$211,595	$59,628
Total assets	885,960	840,376	698,848	584,056	181,749
Total liabilities	655,716	650,745	589,423	497,369	134,753
Total capital	$230,244	$189,631	$109,425	$86,687	$46,996

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

EBITDA includes pre-opening costs of approximately $15.4 million, $9.5 million, $1.5 million, $4.2 million, and $7.2 million for Fiscal 2007, Fiscal 2006, Fiscal 2005, Fiscal 2004, and Fiscal 2003, respectively.

The following table sets forth a reconciliation of net income to EBITDA, which management believes is the most nearly equivalent measure under U.S. generally accepted accounting principles. The adjustments set forth below are those relevant to the periods presented.

	Fiscal Year Ended September 30,
	2007	2006	2005	2004	2003
		(Dollars in Thousands)
Net income	$119,276	$123,405	$45,569	$84,709	$49,957
Depreciation and amortization	49,597	38,992	26,295	17,638	8,723
Net interest expense	32,677	27,384	85,250	32,167	15,471

EBITDA	$201,550	$189,781	$157,114	$134,514	$74,151

(2)          The ratio of earnings to fixed charges is computed by dividing earnings by fixed charges. For purposes of determining the ratio of earnings to fixed charges, the term “earnings” is the amount resulting from adding (i) net income, (ii) fixed charges and (iii) amortization of capitalized interest, less the amount of interest capitalized. The term “fixed charges” is the amount resulting from adding (i) interest expense whether expensed or capitalized, and (ii) the amortization of debt financing costs.  Note that for the fiscal year ended September 30, 2005, this ratio includes the effect of a $49.2 million charge to earnings, recorded as interest expense, relating to the early extinguishment of the Term Loan, and a $13.3 million non-recurring charge to earnings relating to the Klewin matter, as discussed below.

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

Overview

SGC is wholly owned by the Nation and chartered to develop, manage and direct all of the Nation’s Class III gaming operations on the Nation’s territories in Western New York. SGC was chartered by the Nation in August 2002.  In August 2002, the Nation entered into the Compact with New York State that provides the Nation with the right to establish and operate three Class III gaming facilities in Western New York.  We currently operate three Class III gaming facilities in Western New York—Seneca  Niagara Casino and Hotel, which is located in the City of Niagara Falls, New York (Niagara Territory) and operated by SNFGC, approximately 20 miles north of Buffalo, New York, Seneca Allegany Casino and Hotel, which is located in the City of Salamanca, New York (Allegany Territory) and operated by STGC, approximately 75 miles northeast of Erie, Pennsylvania, and Seneca Buffalo Creek Casino, which is located in the inner harbor district of Buffalo, New York (Buffalo Creek Territory) and operated by SEGC. Seneca Niagara Casino and Hotel opened on December 31, 2002 (initially, as the Seneca Niagara Casino).  Seneca Allegany Casino and Hotel opened on May 1, 2004 (initially, as the Seneca Allegany Casino).  Seneca Buffalo Creek Casino commenced operations on July 3, 2007 in a temporary facility.  Our three casinos are located on land held in restricted fee by the United States, which, together with the rights under the Compact, allows us to conduct Class III gaming operations at these locations in New York State and are the only gaming facilities in New York State to offer both Class III slot machines and table games.

As of September 30, 2007, Seneca Niagara Casino and Hotel featured over 147,000 square feet of gaming space, 4,199 slot machines, 102 table games and 604 hotel rooms, and Seneca Allegany Casino and Hotel featured over 68,000 square feet of gaming space, 2,336 slot machines, 41 table games and 212 hotel rooms.  As of September 30, 2007, we had approximately 1.4 million members in the Seneca Link Player’s Card database with an average of approximately 18,000 new members joining per month for the prior twelve months.  As of September 30, 2007, approximately 20% of the approximate 1.4 million Seneca Link Player’s Card members lived in the Buffalo-Niagara area, and approximately 5%, 19%, 15% and 40% lived in Canada, Pennsylvania, Ohio and other areas of New York, respectively.  For Fiscal 2007, we generated consolidated net revenue of $593.0 million and net income of $119.3 million.

Under the Compact, the Nation has the right to establish and operate a third Class III gaming facility in Erie County, New York.  On July 3, 2007, we opened our Seneca Buffalo Creek Casino in a temporary facility.  The casino currently has 135 Class III slot machines, and a snack bar.  We plan to open our permanent Class III gaming facility and hotel on this site in 2010.  See Item 1A Risk Factors “If our ability to operate Class III gaming facilities on land held in restricted fee were successfully challenged, it would have a material adverse effect on our ability to conduct gaming operations in Niagara Falls and Erie County pursuant to the Compact” for information regarding ongoing challenges to the Nation’s right to conduct Class III gaming.

Executive Summary

Our Current Operations.    We currently operate three Class III gaming facilities, Seneca Niagara Casino and Hotel, in the City of Niagara Falls, New York (Niagara Territory), the Seneca Allegany Casino and Hotel, in the City of Salamanca, New York (Allegany Territory), and the Seneca Buffalo Creek Casino (temporary facility), in the City of Buffalo, New York (Buffalo Creek Territory). Our casino operations include gaming, lodging, dining, entertainment and retail. For Fiscal 2007 and Fiscal 2006, approximately 93% and 94%, respectively, of our net revenue was derived from our Class III gaming activities.

Key Performance Indicators.    Our operating results are dependent on the volume of patrons at our casinos and our ability to attract them for repeat visits.

Seneca Niagara Casino and Hotel.    Prior to the opening of our luxury hotel, Seneca Niagara Casino primarily relied on drive-in and bus patrons from the Buffalo, Niagara Falls, and Rochester areas in New York and secondarily from Erie, Pennsylvania, Ohio and other parts of New York.  Since the opening of the new luxury hotel and expanded gaming and related amenities during Fiscal 2006, Seneca Niagara Casino and Hotel has experienced steady growth in its patron base, which growth has continued during Fiscal 2007. We believe that the expansion of Seneca Niagara Casino and Hotel, including the addition of our luxury hotel and other amenities, has enabled us to increase higher-end patron volume, gaming activity and length of stay and extended our geographic penetration and appeal to a more diverse demographic base.  For Fiscal 2007, our average hotel occupancy rate has been approximately 90%.  During the same period approximately 75% of our occupied rooms were complimentary rooms for our gaming patrons.

As of September 30, 2007, we had paid for substantially all of our completed expansion projects out of cash flow from operations and proceeds of our senior notes. Our completed expansion projects since the opening of the casino on December 31, 2002 include the addition of Turtle Island, a non-smoking casino room, a 2,300-space parking garage, the Western Door, an upscale steakhouse, our “Pennies From Heaven” slot room located on the mezzanine level overlooking our main casino, adding approximately 6,600 square feet of gaming space and 242 additional ticketed slot machines and our luxury hotel with expanded gaming floor and related amenities.  We opened substantially all public areas and the first 10 floors of rooms on December 15, 2005, and completely opened the remaining hotel rooms and all amenities on March 31, 2006.  The total cost of the luxury hotel expansion project was approximately $234.0 million.

Seneca Allegany Casino and Hotel.    Since its opening on May 1, 2004, Seneca Allegany Casino and Hotel has experienced steady growth in its patron base, net revenue, and profitability. Seneca Allegany Casino and Hotel has attracted patrons from the southern portion of Western New York, Erie and Pittsburgh, Pennsylvania and Ohio. From opening through September 30, 2007, approximately 65% of its patrons have come from outside New York State.

In July 2005, we opened our 1,850-space parking garage, which cost approximately $32.2 million.  In March 2007, we opened a 212-room resort hotel, including two fine dining restaurants, a 24-hour casual restaurant and certain amenities after officially opening a new permanent gaming floor in December 2006.  Since the opening of the resort hotel on March 30, 2007, through September 30, 2007, our average occupancy rate has been 94% and of those occupied rooms, 77% have been complimentary for our gaming patrons.  We expect the total cost to construct and equip the resort hotel and permanent casino will be approximately $169.0 million.  We funded the construction, equipment and pre-opening costs of Seneca Allegany Casino and Hotel from cash flow from operations in Niagara Falls and Allegany and proceeds of our senior notes.

As of September 30, 2007, we have capitalized approximately $168.1 million of costs related to the resort hotel and permanent casino expansion project. We are converting the former approximate 120,000 square foot temporary casino structure into an events center with a seating capacity for 1,700 people, along with additional administrative and support space.  We estimate that the cost of this conversion, including extensive landscaping and façade enhancements, will be approximately $40 million. We plan to fund this additional construction with cash flows from operations and cash on hand.  We estimate that the conversion of the temporary casino structure (excluding landscape and facade enhancements) will be completed by mid-February 2008.  We believe the new resort hotel, permanent casino and events center will provide a first-class gaming experience for our patrons, increase their length of stay and maintain the competitive position of this facility in light of competition in Pennsylvania, consisting principally of Presque Isle Downs, a new gaming facility that opened in late February 2007 in Erie, Pennsylvania, approximately  80 miles from the Seneca Allegany Casino and Hotel and 120 miles from the Seneca Niagara Casino and Hotel.  Presque Isle does not provide table games or lodging, but currently provides approximately 2,000 slots and dining and entertainment options that include a steakhouse, a buffet and four lounges.

We intend to commence construction of our next phase of development at Seneca Allegany Casino and Hotel in early 2008, which will include an additional 179 to 204 room hotel tower, and up to 31,000 square feet of additional gaming space and related amenities, for a total estimated cost of up to $130 million. Completion of this next phase of construction is targeted for mid-2009.

Seneca Buffalo Creek Casino.    On October 3, 2005, the Nation acquired approximately nine acres of land in the inner-harbor district of Buffalo, New York.  Initially, the nine acre parcel was bisected by a two-block section of a street owned by the City of Buffalo (Fulton Street).  In November 2006, we acquired the two-block section of Fulton Street from the City of Buffalo for a purchase price of $0.6 million to create a contiguous 9-acre parcel for development.  In order to meet the requirements of the Compact, on December 8, 2005 we began construction of a temporary Class III gaming facility on the Seneca Buffalo Creek Territory.  On July 3, 2007 we began operating the temporary Class III gaming facility.  This temporary facility is approximately 6,000 square feet, and features 135 slot machines and a snack bar.  The total cost to construct and equip the temporary facility was approximately $6.8 million.  We intend to expand the temporary facility to include an additional 109 slot machines at a cost of approximately $3.2 million including equipment and furnishings, with such expansion estimated for completion in Spring 2008.

On October 3, 2007, we formally announced our plans for a permanent casino and hotel complex on the Buffalo Creek Territory having an estimated cost of $333 million. The permanent Seneca Buffalo Creek Casino and Hotel is expected to initially feature:  approximately 90,000 square feet of gaming space; 2,000 slot machines; 45 table games; a 22-story all-suite hotel; four restaurants; a full-service spa and salon; retail and other amenities; and a 2,500-space parking garage.

Our ability to continue to operate the Seneca Buffalo Creek Casino temporary facility, and our ability to complete the permanent facility, as well as the timing of the opening of the permanent Seneca Buffalo Creek Casino, will depend on various factors, including existing legal challenges and the availability of financing on acceptable terms, as discussed below.

Class II Gaming Operations.  In January 2005, we transferred all Class II operations to the Nation.  SNFGC and STGC, respectively, lease space to the Nation for its operation of the Class II poker operations at the Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel.  The leases cover the costs, among other things, of space rental and food and beverage. The transfer of the Class II operations as of January 1, 2005 is consistent with our understanding of the Council’s intent that we manage and operate the Nation’s Class III operations and that the Council, through Seneca Gaming and Entertainment, directly manages and operates the Nation’s Class II operations as it has historically done.

Current, Continued and Future Reliance on Cash Flow. We intend to fund the maintenance of our existing facilities and our planned future expansion in Allegany from our cash flow and cash on hand. We currently rely and will continue to rely on our ability to generate cash flow from operations to satisfy our financial obligations and maintenance capital expenditure requirements.

The construction of the permanent Buffalo Creek Casino and Hotel ($333 million) is expected to be funded one-third from cash flow and two-thirds through debt financing.  The successful completion of the permanent Buffalo Creek Casino and Hotel project will depend on our ability to secure necessary financing on acceptable terms.

Seasonality.  Due to the continued construction and expansion activity during our initial years of operation, we have not yet been able to clearly determine the effect of seasonality on our operations.

Overall Outlook.      SGC believes that it is the premier gaming operator in Western New York State and in the areas of Northern Pennsylvania and Ohio located within its primary and secondary markets. Since the December 31, 2002 opening of the Seneca Niagara Casino, SGC has invested significantly in the development, expansion and maintenance of its gaming facilities, including the completing of the hotel and gaming projects at Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel, and the opening of the temporary casino on the Seneca Buffalo Creek Territory. Investments are planned to continue in 2008 with the completion of the conversion of the former temporary Seneca Allegany Casino into an events center with related amenities, the start of construction on the second hotel tower at Seneca Allegany Casino and Hotel, and the start of construction of the permanent gaming facility on the Seneca Buffalo Creek Territory. These planned investments are expected to enable SGC to maintain its position as the premier gaming operator in the region described above.  To further that objective, and to provide for expanded opportunities in the convention and tourism markets, a master planning process has commenced with respect to the Niagara Falls, Allegany and Buffalo gaming and related facilities. A principal goal is for the facilities to complement each other, offering diverse hotel, entertainment and gaming experiences for our guests.

SGC believes the Western New York hotel, entertainment and gaming markets are significantly underserved, and that the exclusivity provided in the Compact gives SGC the opportunity to serve these markets by providing patrons with unique entertainment and gaming experiences.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition, results of operations and liquidity and capital resources are based on our consolidated financial statements. To prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, we must make estimates and assumptions that affect the amounts reported in the consolidated financial statements. We regularly evaluate these estimates and assumptions, particularly in areas we consider to be critical accounting estimates, where changes in the estimates and assumptions could have a material impact on our results of operations, financial position and, to a lesser extent, cash flows. There can be no assurance that actual results will not differ from our estimates. To provide an understanding of the methodology we apply, our significant accounting policies and basis of presentation are summarized in Note 2 to our audited consolidated financial statements included in this Annual Report for the year ended September 30, 2007. We believe the following accounting policies involve a higher degree of management judgment.

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

Regulatory Costs.    We have financial exposure for unbilled regulatory costs related to oversight provided by the New York State Police (State Police).  There is an on-going dispute between the Nation and the State Police as to the appropriate amount of costs that are due to the State Police for their regulatory oversight.  As of September 30, 2007, we have accrued approximately $19.1 million to cover such costs.  In our opinion, this accrual is adequate, but actual results may vary from the amount accrued.

Operating Results

Operating Results

	Fiscal Year Ended
	September 30,
	2007	2006	2005
	(Dollars in Thousands)
Net revenue	$592,964	$522,494	$449,153
Operating expenses:
Gaming	153,259	129,396	114,746
Food and beverage	47,863	43,485	34,877
Lodging	11,862	6,131	—
Retail, entertainment and other	12,886	11,668	10,418
Advertising, general and administrative	153,838	131,997	117,188
Pre-opening costs	15,426	9,478	1,509
Depreciation and amortization	49,597	38,992	26,295

Operating income	$148,233	$151,347	$144,120

The most important factors and trends contributing to our operating performance during Fiscal 2007, 2006 and 2005 were:

Positive factors and trends

•                                          Our ability to successfully market Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel to our primary and secondary target markets.

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

•                                          Our opening of the resort hotel and permanent gaming floor at Seneca Allegany Casino and Hotel.

•                                          Our ability to enroll approximately 1.4 million patrons in our cross-property Seneca Link Player’s Card program, which has increased our ability to use effective direct mail and targeted marketing programs to establish patron loyalty to the Seneca brand at a profitable level.

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

•                                          Our continued expansion at and reinvestment in both our Niagara Falls and Allegany properties.

•                                          The smoking ban in Canada and the strong Canadian dollar have increased the numbers of gaming patrons from Canada.

Negative factors and trends

•                                          A four percentage point increase in the slot exclusivity fee rate paid to the State of New York from 18% to 22%, effective January 1, 2007, pursuant to the Compact.

•                                          The opening in February 2007 of a competing gaming facility at Presque Isle Downs in Erie, Pennsylvania, approximately 80 miles from the Seneca Allegany Casino and Hotel and 120 miles from the Seneca Niagara Casino and Hotel, offering approximately 2,000 slot machines.

Detailed Revenue Information

	Fiscal Year Ended
	September 30,
	2007	2006	2005
	(Dollars in Thousands)
Gaming revenue:
Slots	$518,598	$452,473	$372,116
Table games	76,787	66,694	64,030
Other	441	453	4,010

Gaming revenue	595,826	519,620	440,156
Non-gaming revenue:
Food and beverage	56,608	50,141	41,689
Lodging	24,352	10,654	—
Retail, entertainment and other	20,190	19,940	16,955

Non-gaming revenue	101,150	80,735	58,644
Less promotional allowance	(104,012)	(77,861)	(49,647)

Net revenues	$592,964	$522,494	$449,153

Our gaming revenue for Fiscal 2007 increased relative to Fiscal 2006 primarily due to strong demand at Seneca Niagara Casino and Hotel, plus the expansion of our gaming floor at Seneca Allegany Casino in December 2006 which added 37,000 additional square feet of gaming space with 270 additional slot machines and 16 additional table games.  Our gaming revenue for Fiscal 2006 increased relative to Fiscal 2005 primarily due to the December 15, 2005 opening of our expanded gaming area at Seneca Niagara Casino and Hotel, which added approximately 950 slot machines and 20 additional table games, and the complete opening of our 604-room luxury hotel on March 31, 2006.  In addition, in July 2004 at Seneca Niagara Casino and in August 2004 at Seneca Allegany Casino, we implemented electronic slot bonusing which are included in slot revenues and promotional allowances.  This program allows us to reward our slot patrons, based on their propensity to game, by providing free slot play directly at the slot machine through the use of their Seneca Link Player’s Card. The free slot play must be played at a slot machine, and cannot be redeemed for cash.  The amount of free slot play totaled  $26.3 million, $19.6 million, and $9.6 million at Seneca Niagara Casino and Hotel during fiscal 2007, 2006, and 2005, respectively, and $15.7 million, $10.0 million, and $5.7 million at Seneca Allegany Casino and Hotel during Fiscal 2007, 2006, and 2005, respectively.  The large increase in free slot play during Fiscal 2007 and Fiscal 2006 was partially due to selected promotions during the year that allowed patrons to exchange Seneca Link Player’s Card points for free slot play.  As of September 30, 2007, our casinos had an aggregate of 143 table games and 6,670 slot machines available to our patrons, representing a net increase of 20 table games and a net increase of 378 slot machines from September 30, 2006.  During these periods the number of patrons enrolled in our Seneca Link Player’s Card program has steadily increased. As of September 30, 2007, we had approximately 1.4 million patrons enrolled, an increase of approximately 200,000 patrons over the number enrolled at September 30, 2006.

Our net gaming revenue, net of promotional credits of $42.0 million and $29.6 million in 2007 and 2006, respectively, increased $63.8 million, or 13%, for Fiscal 2007 relative to Fiscal 2006.  During Fiscal 2007, Seneca Niagara Casino and Hotel’s net gaming revenue increased $48.7 million, or 14%, while Seneca Allegany Casino and Hotel’s net gaming revenue increased $9.0 million, or 6% over the same period.  Seneca Buffalo Creek Casino, which opened on July 3, 2007, now has 135 slot machines, and had net gaming revenue of $6.2 million for Fiscal 2007.

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

Our food and beverage revenue and retail revenue have increased in direct relation to our increase in gaming revenue. There is a direct relation of our food and beverage revenue and retail revenue to our gaming revenue because a significant portion of this revenue results from players’ point redemptions.  For Fiscal 2007 and 2006, 59% and 62%, respectively, of our food and beverage and 85% and 89%, respectively, of our retail revenue represented complimentaries, primarily from players’ point redemptions.  For Fiscal 2007, food and beverage revenue increased $6.5 million, or 13% to $56.6 million.  Seneca Niagara Casino and Hotel accounted for $3.8 million of the increase, Seneca Allegany Casino and Hotel accounted for $2.6 million of the increase, partially due to the opening of two fine dining restaurants and a twenty-four hour casual restaurant in conjunction with the resort hotel opening on March 30, 2007, and Seneca Buffalo Creek Casino accounted for $0.1 million of the increase.

For Fiscal 2006 and 2005, 62% and 57%, respectively, of our food and beverage revenue and 89% and 86%, respectively, of our retail revenue represented player complimentaries, primarily from players’ point redemptions.  For Fiscal 2006, food and beverage revenue increased $8.5 million, or 20% to $50.1 million.  Seneca Niagara Casino and Hotel contributed $7.3 million of the increase due to the addition of three full service restaurants, a deli and two additional bars, all opened by January 31, 2006.  The then-Seneca Allegany Casino accounted for $1.2 million of the increase, as increased gaming play generated higher player point redemptions for food and beverage.

For Fiscal 2007 our lodging revenue increased by $13.7 million, or 129% compared to Fiscal 2006.  $9.8 million of the increase was from Seneca Niagara Casino and Hotel due to experiencing a full fiscal year of the entire 604-room hotel being open as compared to Fiscal 2006.  Lodging revenue representing $3.9 million of the increase was contributed by Seneca Allegany Casino and Hotel, which opened on March 30, 2007 with 212 hotel rooms.

On December 30, 2005, we officially opened the first ten floors of our 604-room luxury hotel at Seneca Niagara Casino and Hotel, with the full opening occurring on March 31, 2006.  Lodging revenue for Fiscal 2006 of $10.7 million represents sales of occupied rooms during the period.  Incidental income from other amenities within the hotel are classified with retail, entertainment and other revenue.

For Fiscal 2007, our retail, entertainment and other revenue increased by $0.3 million, or 2% compared to Fiscal 2006.  The increase for Fiscal 2007 was primarily due to a $1.0 million increase in entertainment revenue and a $0.7 million increase in other revenue offset by a $1.4 million decrease in retail revenue.  The decrease in retail revenue is a result of the relocation of stores at Seneca Niagara Casino and Hotel during Fiscal 2007, construction disruption at Seneca Allegany Casino and Hotel, and shifting of point redemptions from retail outlets to promotional credits.

For Fiscal 2006, our retail, entertainment and other revenue increased by $3.0 million, or 18% compared to Fiscal 2005.  The increase for Fiscal 2006 was primarily due to a $1.3 million increase in entertainment revenue at Seneca Niagara Casino and Hotel, due to the opening of our Seneca Events Center in December 2005.  In addition, retail revenue at both of our properties increased a combined $0.5 million for Fiscal 2006, in relation to the prior year, due to increased player point redemptions for retail merchandise generated from higher gaming revenue, and other revenue increased $1.2 million.

Detailed Operating Expenses Information

	Fiscal Year Ended
	September 30,
	2007	2006	2005
	(Dollars in Thousands)
Operating expenses:
Gaming	$153,259	$129,396	$114,746
Food and beverage	47,863	43,485	34,877
Lodging	11,862	6,131	—
Retail, entertainment and other	12,886	11,668	10,418
Advertising, general and administrative	153,838	131,997	117,188
Pre-opening costs	15,426	9,478	1,509
Depreciation and amortization	49,597	38,992	26,295

Operating expenses	$444,731	$371,147	$305,033

The most important factors making up our operating expenses during Fiscal 2007, 2006 and 2005 are the following:

Gaming expenses principally consist of costs incurred from operating our table games and slot machines, of which the primary components are related payroll and employee benefit costs, and the slot exclusivity fee due to New York State pursuant to the Compact. For Fiscal 2007, 2006 and 2005, the slot exclusivity fee expense was $103.3 million, $79.0 million, and $67.3 million, respectively.  For Fiscal 2007, 2006 and 2005, Seneca Niagara Casino and Hotel incurred a slot exclusivity fee of $71.4 million, $53.8 million, and $45.0 million, respectively.  Seneca Allegany Casino and Hotel’s slot exclusivity fees for Fiscal 2007, 2006 and 2005 were $30.5 million, $25.2 million, and $22.3 million, respectively.  For Fiscal 2007, Seneca Buffalo Creek Casino incurred $1.4 million in slot exclusivity fee expense.  The increase in the slot exclusivity fee is partly attributed to higher slot revenue, and partly to an increase in the exclusivity fee rate from 18% to 22% effective January 1, 2007.  For Fiscal 2007 the effect of the 4% increase in the exclusivity fee rate was an additional $14.8 million in expense as compared to Fiscal 2006.  The exclusivity fee rate will further increase to 25% on January 1, 2010.

Food and beverage expenses are costs we incur for the operation of our restaurants, snack bars and beverage outlets. The primary components of these expenses are the cost of food and beverages, and related payroll and employee benefit expenses.  For Fiscal 2007, our food and beverage costs increased $4.4 million, or 10% from Fiscal 2006.  Approximately $1.1 million of the increase is due to increased food and beverage cost of sales in relation to the increase in food and beverage revenues.

The remainder of the increase in expenses is primarily due to higher payroll and benefits expenses from an increase in headcount for the three new restaurants and one new bar at Seneca Allegany Casino and Hotel which opened in March 2007, and from increased health insurance expenses at all properties.

For Fiscal 2006, our food and beverage costs increased $8.6 million, or 25%, from the comparable 2005 period. This increase was primarily due to a $7.8 million increase in food and beverage expenses at Seneca Niagara Casino and Hotel, particularly labor cost increases from the addition of three full-service restaurants, a deli and two new bars in conjunction with the opening of the luxury hotel in December 2005.  The remaining increase in expenses was due to higher cost of sales relating to higher redemptions of players club points for food and beverages at both our casinos, resulting from higher gaming play in Fiscal 2006 in relation to Fiscal 2005.

Lodging expenses are costs we incur for the operation of our luxury hotel and spa in Niagara Falls, which partially opened in December 2005 and completely opened on March 31, 2006, and our resort hotel and spa on the Allegany Territory, which opened on March 30, 2007. Lodging expenses for Fiscal 2007 increased $5.8 million, or 95% compared to Fiscal 2006.  The reason for the large increase is due to a full year of operation of the hotel in Niagara Falls in Fiscal 2007 compared to being fully operational for only 6 months of Fiscal 2006, and the opening of the 212 room hotel at Seneca Allegany Casino on March 30, 2007 with related amenities and an associated increase in hotel employees.  The largest component of lodging expenses during Fiscal 2007 were $8.7 million in payroll and benefits expense and $1.4 million in laundry expense.  The major components of lodging expenses during Fiscal 2006 were payroll and benefits costs, laundry expense and operating supplies.

Retail, entertainment and other expenses represent our costs to operate our retail shops and entertainment offerings. The components of these expenses include related payroll and employee benefit costs, the purchase of products offered for sale in our retail outlets, and contract costs for entertainers.  For Fiscal 2007 retail, entertainment and other expenses increased $1.2 million, or 11% compared to Fiscal 2006.  This was primarily due to higher expenses for headline entertainment at both Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel resulting from an increase in both number of shows, and quality of enterainment in Fiscal 2007.

Retail, entertainment and other expenses for Fiscal 2006, increased approximately $1.3 million, or 11% compared to Fiscal 2005.  This change was principally attributable to a $1.0 million increase in contract entertainment costs due to a greater number and quality of shows at Seneca Niagara Casino and Hotel’s Seneca Events Center, along with a $0.3 million increase in retail cost of sales at Seneca Allegany Casino, due to higher player’s club point redemptions during Fiscal 2006.

Advertising, general and administrative expenses are incurred to support our operations.  These expenses consist primarily of related payroll and employee benefits costs, regulatory, advertising, rent, marketing, insurance, legal and energy costs.  For Fiscal 2007 advertisting, general and administrative expenses increased $21.8 million, or 17% compared to Fiscal 2006.  The more significant factors contributing to this increase were a $6.4 million increase in payroll and related benefits expense attributable to an increase in headcounts related to facilities expansion and additional executive management personnel, a $4.7 million increase in lease expenses payable to the Nation for rental of land upon which we operate our casinos, a $3.0 million increase in advertising expenses, and $2.4 million increase in energy costs. The remainder of the increase was due to higher regulatory and marketing costs.

For Fiscal 2006, these expenses were $132.0 million compared with $117.2 million in Fiscal 2005, an increase of $14.8 million, or 13%.  The increase was due to several factors, including a $4.2 million increase in lease expense payable to the Nation for rental of the land upon which we operate our casinos, a $2.4 million increase in regulatory costs (particularly for New York State Police expenses), a $2.3 million increase in energy costs (particularly for natural gas to support the new luxury hotel and expanded facilities at Seneca Niagara Casino and Hotel) and a $1.5 million increase in advertising costs (related to the new luxury hotel and related amenities and significant entertainment events).  The remaining increase was primarily due to higher labor and benefits costs relating to an increased number of employees hired to support the expanded facilities at Seneca Niagara Casino and Hotel.

Pre-opening expenses for Fiscal 2007 were costs incurred primarily for the preparation of opening the new 212 room resort hotel, related amenities, and three restaurants at Seneca Allegany Casino and Hotel, which opened on March 30, 2007, and for the temporary facility at Seneca Buffalo Creek Casino, which opened on July 3, 2007 in the inner harbor district of Buffalo, New York.  For Fiscal 2007, pre-opening expenses were $15.4 million, and primarily made up of  Seneca Buffalo Creek pre-opening expenses of $11.6 million, with most of that expense due to the lease paid to the Nation for use of the land for our gaming operations, $3.6 million of the pre-opening expenses were related to the opening of the new resort hotel and related amenities at Seneca Allegany Casino and Hotel in Fiscal 2007, and $0.2 million for pre-opening expenses at Seneca Niagara Falls Casino and Hotel for the Blues restaurant which opened in July 2007.

During Fiscal 2006 and Fiscal 2005, we incurred pre-opening expenses at Seneca Niagara Casino and Hotel of approximately $5.1 million and $0.6 million, respectively.  During Fiscal 2006 and 2005, we also incurred approximately $3.9 million for development expenses related to our planned Seneca Buffalo Creek Casino, including $3.1 million in 2006 lease expense paid to the Nation.

Depreciation and amortization expense for Fiscal 2007 was $49.6 million, an increase of $10.6 million, or 27% over Fiscal 2006.  The increase was due to the opening of the Seneca Allegany Casino and Hotel, related amenities, and three new restaurants on March 30, 2007 and the full operation of the Seneca Niagara Casino and Hotel in Fiscal 2007 as compared to Fiscal 2006.

For Fiscal 2006, depreciation and amortization expense was $39.0 million, an increase of $12.7 million, or 48% over Fiscal 2005.  This increase was principally due to the addition of the luxury hotel at Seneca Niagara Casino and Hotel in December 2005, along with the increased depreciation in Fiscal 2006 relating to the parking garage at Seneca Allegany Casino, which opened July 1, 2005.

Non-Operating Expenses

The following table summarizes information related to interest on our long term debt:

	Fiscal Year Ended
	September 30,
	2007	2006	2005
	(Dollars in Thousands)
Interest expense	$36,063	$33,198	$90,366

Interest expense for Fiscal 2007 represents interest on our $500 million aggregate principal amount of 7¼% senior notes and $3.2 million in amortization of related financing costs and debt discount, partially offset by $3.4 million capitalized interest during the construction phase of our luxury hotel in Niagara Falls and on our construction activities for our Seneca Allegany Casino.  The increase in interest expense of $2.9 million was due to decreased capitalized interest compared to Fiscal 2006 due to the wrap up of construction projects.  The decrease in interest expense in Fiscal 2006 compared to Fiscal 2005 is due to the extinguishment in May 2005 of the Term Loan that was at a rate of LIBOR plus 29%.

Net Income

Net income for Fiscal 2007 was $119.3 million compared to $123.4 million for Fiscal 2006, a decrease of $4.1 million, or 3%.  The increase in net revenue of $70.4 million was offset by increases in operating expenses of  $73.6 million, including an increase of $10.6 million in depreciation expense, and a $5.9 million increase in pre-opening expense.  Non-operating expense increased due to a $2.4 million decrease in interest income, and a $2.8 million decrease in capitalized interest offset by a $3.1 million increase in other non-operating income resulting from the settlement of an ongoing arbitration proceeding involving Klewin Building Company, Inc. and related proceedings involving T.D. BankNorth, N.A.

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

Liquidity and Capital Resources

Cash Flows

	Year Ended September 30,
	2007	2006	2005
	(Dollars in Thousands)
Net cash provided by operations	179,748	181,838	47,652

Investing Cash Flows
Capital Expenditures	(163,648)	(203,729)	(171,011)
Payments for land acquisitions and other assets	(15,319)	(38,012)	(1,673)
Withdrawal from (deposit to) restricted cash	11,221	(25,800)	—
Refund of deposits	—	168	700
Sales (purchases) of investments, net	42,700	33,791	(20,163)

Net cash used in investing activities	(125,046)	(233,582)	(192,147)

Financing cash flows
Proceeds from long-term debt	—	—	193,000
Repayment of long-term debt	—	—	(80,325)
Payments to sinking fund, net	—	—	(11,917)
Proceeds from sale of interest rate caps	—	—	683
Payment of deferred financing costs	—	(682)	(4,982)
Capital contribution from the Nation	3,198	—	—
Distributions paid to the Nation	(57,433)	(11,846)	(21,092)

Net cash (used in) provided by financing activities	(54,235)	(12,528)	75,367

Net increase (decrease) in cash and cash equivalents	467	(64,272)	(69,128)

Cash Flows—Operating Activities.

The decrease in cash flow from operations during Fiscal 2007 compared to Fiscal 2006 was due to a $4.1 million decrease in net income affected by pre-opening costs associated with the Seneca Buffalo Creek Casino temporary facility opening and lease payments, an other-than-temporary loss on one specific investment of $0.5 million, and offset by increased depreciation costs for the Seneca Niagara Casino and Hotel, and the Seneca Allegany Casino and Hotel, and decreases in current assets and current liabilities. Subsequent to year-end this investment declined in value by an additional amount approximating $2.5 million.

The increase in cash flows from operations during Fiscal 2006 compared to the same period in 2005 was primarily due to a $77.8 million increase in net income which was principally due to the absence of a $49.2 million interest expense charge during Fiscal 2005 relating to the early extinguishment of the Term Loan, and the absence of a $13.3 million non-recurring construction charge, along with the favorable financial results relating to the opening of the 604-room luxury hotel, including 35,000 square feet of additional gaming space at Seneca Niagara Casino and Hotel during Fiscal 2006.

Cash Flows—Investing Activities.   Fiscal 2007 capital expenditures were $163.6 million with $101.2 million related to the Seneca Allegany Hotel construction, and $13.7 million for the completion of the luxury hotel in Niagara Falls and the remaining capital expenditures related to equipping and maintaining our facilities.  We also incurred $15.3 million in land acquisition costs in Fiscal 2007.  We received $42.7 million as a result of sales of investments during Fiscal 2007.

Our capital expenditures of $203.7 million during Fiscal 2006 were comprised of $143.5 million of costs associated with the construction and equipping of the Seneca Niagara Casino and Hotel, and $59.2 million related to the construction and equipping of our Seneca Allegany Casino.  We also incurred costs toward land acquisition in 2006 and 2005 of $38.0 million and $1.7 million, respectively.

Cash Flows—Financing Activities.   In Fiscal 2007 we paid $57.4 million in distributions to the Nation.  Cash distributions and dividends were $49.0 million, payments pursuant to SGC’s distribution obligations under the Distribution Agreement were $4.3 million, payments relating to the Salamanca waste water treatment facility for the Nation were $3.0 million, and other distributions were $1.1 million.  We received $3.2 million in capital contributions from the Nation during Fiscal 2007 for the value of  SEGC land.

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

In May 2004, SGC sold $300.0 million of 2004 senior notes, with net proceeds to SGC of $288.7 million after financing costs. These net proceeds were, or will be, used principally to fund in whole or in part: (1) SNFGC’s construction and equipping of the luxury hotel, which was completed and opened on March 31, 2006; (2) the acquisition of the remaining approximate 24 acres of the approximate 48 acres in the City of Niagara Falls, New York; (3) the payment of the Empire State Development Corporation bonds to New York State, which were paid off on August 16, 2004 for $22.0 million; (4) the repayment of the vendor equipment financing, which occurred in May 2004; and (5) a $25.0 million distribution to the Nation, which was made in fiscal 2004.

In May 2005, SGC sold $200.0 million of 2005 senior notes as an add-on to the 2004 senior notes receiving gross proceeds of $193.0 million (as the issue price was 96.5% since the 2005 notes were issued with original issue discount).  Of the $193.0 million gross proceeds, approximately $126.7 million was used to pay in full the Term Loan and approximately $4.7 million had been used to pay fees and expenses associated with the offering of the 2005 senior notes.  The remaining $61.6 million in gross proceeds will be used to fund certain costs associated with the expansion of our operations, and for general corporate purposes.

In addition, we purchased two interest rate caps in May 2004 for $2.2 million that effectively capped the Term Loan interest at 29% plus 4% on the one month LIBOR.  In June 2005, we sold the two interest rate caps for $0.7 million in connection with the termination of the Term Loan.

Principal Debt Arrangements.   As of September 30, 2007, our long-term debt consisted of the senior notes on which we pay a fixed interest rate of 7¼%. Following is a summary of certain material terms of the senior notes and the Term Loan.

The Senior Notes.    On May 5, 2004 and May 23, 2005, SGC issued $300.0 million and $200.0 million, respectively, in senior notes with fixed interest payable at a rate of 7¼% per annum due 2012, which we refer to collectively as the senior notes, under the Indenture. The notes are currently guaranteed by STGC, SEGC, SNFGC and LGCC. SNFGC became a guarantor of the senior notes upon payment in full of the Term Loan on May 23, 2005. LGCC became a guarantor of the senior notes upon its formation in accordance with the terms of the Indenture.  Interest on the senior notes is payable semi-annually on November 1 and May 1. The senior notes mature on May 1, 2012. The senior notes are unsecured general obligations. As of September 30, 2007, accrued interest on the senior notes was $15.1 million.

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

Distribution Agreement Obligations

On April 27, 2007, SGC entered into a Distribution Agreement among the Nation, the Seneca Nation of Indians Capital Improvements Authority, or the Authority, SGC and Wells Fargo Bank, as Trustee, in connection with the Authority’s issuance in two series (one tax exempt and the other taxable) of an aggregate principal amount of $159,495,000 special obligation bonds, or the 2007 Bonds.  The Distribution Agreement obligates SGC, subject to any contractual restrictions applicable to SGC (including, but not limited to, those contained in the Indenture governing SGC’s 2004 and 2005 senior notes), to make monthly distributions to the Nation at the times and in the amounts necessary to enable the Authority to pay the debt service on the 2007 Bonds as required under the Authority’s indenture.  At the direction of the Nation and the Authority, SGC will pay such distributions directly to the Trustee.  The Authority’s debt service commenced on June 1, 2007.  For the period from June 1, 2007 through December 1, 2007, the Authority’s debt service averaged approximately $0.9 million per month. For the period from January 1, 2008 through December 1, 2013, the Authority’s debt service averages approximately $1.8 million per month. For the period from June 1, 2014 through December 1, 2023, the Authority’s debt service averages approximately $1.2 million per month. The foregoing debt service averages are based on scheduled payments of interest and principal under the Authority’s indenture and bonds and do not address the effects of any earlier call for redemption, by acceleration or otherwise.  The Distribution Agreement provides that neither the Trustee nor the Authority’s bondholders will have any recourse under the Distribution Agreement to any revenues, assets or property of SGC or its subsidiaries should SGC fail to comply with its distribution obligations.  For the period ended September 30, 2007, SGC distributed to the Nation $4.3 million for the Authority’s debt service on the 2007 Bonds.

Reference is made to the Indenture and Distribution Agreement for an understanding of all terms of such financing arrangements.

Other Commitments

We have acquired approximately 45 acres in the City of Niagara Falls, New York, designated by New York State under the Compact for ownership by the Nation, and intend to acquire approximately three additional acres. Under the Compact, the Nation is required to fund the acquisition of this property, including all related costs and expenses. As initial security for the Nation’s obligations to pay site acquisition costs and in furtherance of the ongoing condemnation proceeding, the Nation was required to deliver, and has delivered, to the Empire State Development Corporation, (ESDC) a letter of credit in the amount of $33.5 million representing 150% of the then estimate of the total remaining site acquisition costs not yet paid by the Nation.  On July 13, 2006, we acquired, through the condemnation process, approximately 18 acres of land and improvements (including fixtures) from Fallsite, LLC, or Fallsite and Fallsville, LLC, or Fallsville, for an aggregate initial advance payment of $18.0 million, which land is a portion of the land in the City of Niagara Falls, New York designated under the Compact for ownership by the Nation. Of this amount, $7.7 million was drawn on the letter of credit as part of the consideration for the purchase, leaving $25.8 million available under the letter of credit.  In March 2007, an additional $11.5 million was drawn under the letter of credit to fund the acquisition of 18 additional parcels of land and certain improvements.    In December 2007, an additional $3.0 million was drawn under the letter of credit to fund the acquisition of seven additional parcels of land owned by the City of Niagara Falls.  The current letter of credit amount has been reduced to approximately $11.2 million. If the estimate of such site acquisition costs increases or if certain other events occur, the Nation may have to provide an additional letter of credit or replace the existing one with one for a larger monetary amount or, if acceptable to the ESDC, provide a supplemental cash escrow amount.  This outstanding letter of credit is 100% cash collateralized (with cash and cash equivalents) by us.

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

We have constructed a 1,850 space-parking garage at a cost of $32.2 million, and have constructed a 212-room resort hotel and casino at our Seneca Allegany Casino and Hotel.  The current expected total cost to complete the hotel and permanent casino project is approximately $169.0 million.  We are converting the former approximate 120,000 square foot temporary casino structure into an events center with a seating capacity for 1,700 people, along with additional administrative and support space.  We estimate that the cost of this conversion, including extensive landscaping and façade enhancements, will be approximately $40 million. We further intend to commence construction in late Spring 2008 of an additional 179 to 204 room hotel tower, up to 31,000 square feet of additional gaming space and related amenities, for an estimated cost of up to $130 million.

We commenced construction in July 2007 of a Robert Trent Jones II design golf course in Lewiston, New York, at an estimated cost of $26.0 million.  We further intend to commence construction in early 2008 of our permanent Seneca Buffalo Creek Casino on the Buffalo Creek Territory, at an estimated cost of $333.0 million.

We expect cash generated from our operations, available cash and cash equivalents and short-term investments as of September 30, 2007 to be sufficient to fund our expansion plans on the Allegany Territory described above, the Lewiston Golf Course project, and approximately one-third of our Buffalo Creek expansion, to service our debt and satisfy our other financial obligations, and to meet our working capital requirements for the current fiscal year. However, our ability to fund our operations, make planned capital expenditures, service our debt and satisfy our other financial obligations depends on our future operating performance and cash flow, which are in turn subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control. Completion of the permanent Seneca Buffalo Creek facility will also depend upon our ability to obtain external debt financing upon acceptable terms. Additionally, unlike traditional corporations, we are prohibited by law from generating cash through an offering of equity securities and our ability to incur additional indebtedness is limited under the terms of the Indenture governing the senior notes and the Distribution Agreement. Reference is made to Item 1A. Risk Factors—“SGC may not be able to generate enough cash flow to complete its current and future expansion projects”, for discussion of risks relating to our ability to generate cash flow.

We are highly leveraged and have significant interest payment requirements under the senior notes, and distribution obligations under the Distribution Agreement. As such, limitations on our capital resources could force us to delay or abandon capital projects as well as the construction and development of proposed expansion projects.

Contractual Obligations

The following table reflects our significant contractual obligations as of September 30, 2007.

	Payment due by period
			2 - 3	4 - 5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years
(Dollars in Thousands)
Principal amount of the 2004 senior notes	$300,000	$0	$0	$0	$300,000
Principal amount of the 2005 senior notes	200,000	—	—	—	200,000
Interest payments on 2004 senior notes(1)	108,750	21,750	43,500	43,500	—
Interest payments on 2005 senior notes(1)	72,500	14,500	29,000	29,000	—
Seneca Allegany Casino construction projects	28,400	28,400	—	—	—
Seneca Niagara Casino operating lease with the Nation(2)	330,391	16,391	34,272	36,359	243,369
Seneca Allegany Casino operating lease with the Nation(2)	330,391	16,391	34,272	36,359	243,369
Seneca Buffalo Creek Casino operating lease with the Nation	311,424	15,450	32,304	34,272	229,398
Distribution obligations under Distribution Agreement (3)	280,999	19,253	43,169	45,081	173,496

Total	$1,962,855	$132,135	$216,517	$224,571	$1,389,632

(1)                  Interest on the 2004 and 2005 senior notes is 7.25%.

(2)                  Amounts represent annual lease payments based upon $1.3 million per month, an increase of 3% on October 1, 2007 and an assumed 3% increase on each October 1 thereafter through the term of the Compact.  Annual increases must be authorized by the board of directors of SGC and, subject to compliance with the terms of the Indenture governing the senior notes, may exceed 3%.

(3)                  Amounts represent annual distributions to the Nation under the Distribution Agreement based upon the Seneca Nation of Indians Capital Improvements Authority’s debt service obligations under its 2007 Bonds.  The distribution obligations are subject to any contractual restrictions applicable to us. Distributions are made monthly in accordance with the terms of the Distribution Agreement, began in June 2007 and will continue through December 2023.

Regulation

Our operations are regulated by Nation laws, the Compact and federal statutes, most notably the Indian Gaming Regulatory Act, or IGRA. Several bills have been proposed during past sessions of Congress that could affect Indian gaming.  Most notably Senator McCain’s S. 2078, the Indian Gaming Regulatory Act Amendments of 2006 and Congressman Pombo’s (R-CA) H. 4893, Restricting Indian Gaming to Homelands of Tribes Act of 2006, proposed additional regulations for tribes and more restrictions on “off-reservation” gaming.   With new leadership in the committees of jurisdiction over Indian Affairs in the 110th Congress, Indian gaming has received very limited attention.  In fact, fewer Indian gaming related bills have been introduced and few, if any, committee hearings have been held related to Indian gaming.

The administration also has published proposed regulations relative to off-reservation gaming.  Certain of such bills and regulations, if enacted, could impair the ability of the Nation and SGC to expand its gaming operations and adversely impact the future growth of the Nation’s revenue base. In addition, from time to time, various government officials have proposed taxing Indian casino gaming or otherwise limiting or restricting the conduct of gaming operations by Indian tribes. No assurance can be given that such legislation, if and when enacted by Congress, would not have a material adverse effect on the operations of SGC. If Congress were to enact comprehensive amendments to the IGRA, such legislation could have a material adverse effect on the operations of SGC. In addition, under federal law, gaming on the Nation’s lands may be dependent upon the permissibility under New York law of certain forms of gaming or similar activities. If New York State were to make various forms of gaming illegal or against public policy (or the courts were to similarly rule), or otherwise to take a legal position adverse to SGC, such actions could have a material adverse effect on our ability to conduct our gaming operations as currently conducted. Moreover, a 1996 U.S. Supreme Court decision may permit a state to avoid or refuse to negotiate amendments to existing compacts such as the Compact.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.

The Company does not believe that the adoption of SFAS 157 or SFAS 159 will have a material effect on its results of operations or consolidated financial position.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices.  Since our senior notes are fixed-rate indebtedness, and our distribution obligations under the Distribution Agreement are based upon fixed-rate indebtedness of the Authority, we believe that our exposure to market risk in the form of interest rate fluctuations is low.

We also have investments in a corporate bond fund of collateralized debt obligations, which have equity price risk.  See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Cash Flows -Operating Activities, for information regarding such investments.

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

Item 9.  Changes and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15 and Rule 15d-15 under the Securities Exchange Act of 1934, as of September 30, 2007.  This evaluation has allowed us to make conclusions, as set forth below, regarding the effectiveness of our disclosure controls and procedures.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including cost limitations, the possibility of human error, judgments and assumptions regarding the likelihood of future events, and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving the desired control objective.  We believe our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. We also believe our disclosure controls and procedures are designed to ensure that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of the effectiveness of our disclosure controls and procedures, as of September 30, 2007, completed by our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer (as our principal executive officer and principal financial officer, respectively), our President and Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth information concerning our executive officers and directors as of December 28, 2007:

Name	Age	Position
E. Brian Hansberry (1)	53	President and Chief Executive Officer
Patrick M. Fox	55	Chief Financial Officer
Barry W. Brandon	46	Senior Vice President and General Counsel
Rajat R. Shah	36	Senior Vice President of Corporate Development
Robert Victoria (2)	40	Senior Vice President of Marketing
Kathy George	38	General Manager of Seneca Niagara Casino and Hotel
Gus Tsivikis	53	General Manager of Seneca Allegany Casino and Hotel
Barry E. Snyder, Sr.	67	Chairman of the Board of Directors
Bergal L. Mitchell III	34	Vice Chairman of the Board of Directors
Maurice A. John, Sr.	59	Treasurer and Director
Martin E. Seneca, Jr.	66	Secretary and Director
N. Cochise Redeye	51	Director
Maribel Printup	78	Director
Michael L. John	39	Director

(1)                  Mr. Hansberry was appointed Interim President and CEO on February 7, 2007, having previously served as General Manager of the Seneca Niagara Casino and Hotel.  Mr. Hansberry was subsequently appointed as the permanent President and CEO on September 19, 2007.

(2)                  Mr. Victoria was appointed Senior Vice President of Marketing on March 5, 2007, having previously served as Vice President of Marketing.

The Council alone has the power to appoint and remove directors to and from the board of directors of SGC and each of its subsidiaries. Since the Council election in November 2004, the Council has taken a more active role in managing our affairs. As previously discussed, all of our Class II gaming operations were transferred to the Nation as of January 1, 2005, as part of the initial actions taken by the  then-new Council at its first meeting on November 13, 2004. In addition, the then-President of the Nation subsequently issued two executive orders affecting the management of SGC and its subsidiaries. By executive orders in November 2004, the Nation’s President (1) established a Gaming Management Task Force to review the management and operation of the Nation’s Class III gaming facilities within 120 days of the executive order and (2) imposed certain temporary cost containment measures on the operations of the casinos requiring pre-approval from the Nation’s President or Treasurer before certain expenditures are made by us.  In addition, on December 20, 2004, the Council amended each of the charters of SGC and its subsidiaries requiring more oversight by the Council. These amendments include, but are not limited to, Council approval of:

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

These amendments also (i) prohibit SGC and its subsidiaries from engaging in any activities to politically influence any Indian nation, federal, state, or local government or their officials, (ii) clarify that the requirement that board members shall not have been convicted of a “Felony” to involve only those offenses set forth under the Indian Major Crimes Act (18 U.S.C.§1153) and (iii) change the board membership requirement to require at least five members of each board to be enrolled members of the Nation and that no members of Council may serve on the boards of directors.

E. Brian Hansberry has served as the President and CEO of the Seneca Gaming Corporation since September 19, 2007, after having served as the President and CEO in an interim capacity since February 7, 2007.  Prior to that time, Mr. Hansberry served as the General Manager of Seneca Niagara Casino and Hotel since August 28, 2006, and as STGC’s Vice President and Chief Operating Officer since December 2003. Mr. Hansberry joined SGC in October 2002 as a table games shift manager and subsequently as table games manager. Mr. Hansberry has over 25 years of experience in the gaming industry and has worked for several gaming corporations including Resorts International Casino and The Sands Casino Hotel in Atlantic City, and Players Island Casino Isle of Capri in Louisiana.

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

Rajat R. Shah has served as our Senior Vice President of Corporate Development since May 2, 2005. He also served as Deputy General Counsel from May 2005 through February 2007.  Prior to joining SGC, Mr. Shah was a counsel at the law firm of Akin Gump Strauss Hauer & Feld LLP where he practiced corporate and securities law, with a concentration in the areas of finance, securities, mergers and acquisitions and joint ventures. From September 1996 until July 1998, Mr. Shah worked as an associate at the law firm of Pillsbury Winthrop Shaw Pittman LLP.

Robert Victoria has served as our Senior Vice President of Marketing since March 5, 2007.  Prior to that time, he was SNFGC’s Vice President of Marketing and served in that capacity since April 2006.   From May 2005 to April 2006, Mr. Victoria served as a Regional Vice President of Casino Marketing for Harrah’s Entertainment.  From September 2000 to May 2005, Mr. Victoria served as Vice President of Casino Marketing for Mohegan Sun.  Prior to that time, Mr. Victoria served as a Vice President of Player Development at Mohegan Sun from 1997 to 2000.  Mr. Victoria is also a six year veteran of the U.S. Army where he served in military intelligence.

Kathy George has served as General Manager of the Seneca Niagara Casino and Hotel since May 28, 2007.  Prior to that time, she served as Vice-President of Resort Operations starting in September 2006.  Ms. George joined SGC in August 2005 as Director of Hotel Operations to open the 604 room hotel tower in Niagara Falls.  Prior to joining SGC, Ms. George was employed with Wyndham International for 14 years in various leadership capacities including as General Manager for eight years.  Ms. George joined the hospitality industry with Wyndham following graduation from Cornell University’s School of Hotel Administration.

Gus Tsivikis has served as General Manager of the Seneca Allegany Casino and Hotel since August 2006.  Prior to that time, he was Director of Operations at Seneca Allegany Casino since July 2005, and Director of Slot Performance at the Borgata Casino and Hotel in Atlantic City, New Jersey, since April 2002.  Mr. Tsivikis has more than 20 years experience in the gaming industry and has held management positions with Caesar’s casino in Atlantic City, Dover Downs Racetrack and Casino in Los Angeles, Charles Town Race Track in West Virginia, Casino Niagara, and the Borgata Hotel and Casino.

Barry E. Snyder, Sr. has served as Chairman of the board of directors of SGC since December 2004. Mr. Snyder’s current SGC Board term expires in October 2008.  Mr. Snyder served as  the President of the Nation from November 2004 to November 2006, and previously served the Nation in this capacity on two other occasions. Mr. Snyder is the former owner of the Seneca Hawk Tobacco Shop.   Mr. Snyder also serves on the board of directors of SNFGC, STGC, SEGC, LGCC, and SMGC each subsidiaries of SGC.

Bergal L. Mitchell, III has served as a member and Vice Chairman of the board of directors of SGC since August 2002 and December 2004, respectively. Mr. Mitchell’s Board term expired in October 2007 and he is currently serving until he is reappointed or a successor is appointed in his place.  Mr. Mitchell was a member of Council from November 2000 to November 2004. Mr. Mitchell has been employed by Ross John Enterprise since 1996 where he has held various business development positions.  Mr. Mitchell also serves on the board of directors of SNFGC, STGC, SEGC, and SMGC, each subsidiaries of SGC.

Maurice A. John, Sr. has served as Treasurer of the board of directors of SGC since December 2004. Mr. John’s current SGC Board term expires in October 2008.  Mr. John was elected as the President of the Nation in November 2006.  From November 2004 to November 2006, Mr. John served as Treasurer of the Nation and previously served two terms in the Nation’s Council. Mr. John has also served the Nation as a judge in the Nation’s appellate court. Mr. John was the former President of the Coalition of Indian Controlled School Boards, a national Indian Education Organization. Mr. John has an existing tax lien imposed by the U.S. Government which is a result of his beliefs in the treaties between the United States of America and the Seneca Nation of Indians.  Mr. John also serves on the board of directors of SNFGC, STGC, SEGC, LGCC, SMGC, each subsidiaries of SGC, and Seneca Construction Management Corporation, an affiliate of SGC wholly owned by the Nation.

Martin E. Seneca, Jr. has served as Secretary of the board of directors of SGC since December 2004. Mr. Seneca’s SGC Board term expired in October 2007 and he is currently serving until he is reappointed or a successor is appointed in his place.  Mr. Seneca currently engages in the private practice of law and serves as a special legal advisor to the President of the Nation. He received his J.D. from Harvard Law School. He is a former White House Fellow and a former Deputy Commissioner of the Bureau of Indian Affairs. Mr. Seneca also serves on the board of directors of SNFGC, STGC, SEGC, and SMGC, each subsidiaries of SGC.

Norman Cochise Redeye has served as a member of the board of directors of SGC since February 2005. Mr. Redeye’s current SGC Board term expires in October 2008. Mr. Redeye is a retired detective from the Erie County Sheriff’s Office, a position he held since 1981. In addition, Mr. Redeye has served as a Lay Advocate in the Seneca Nation of Indians Peacemakers’ Court for the past 20 years.  Prior to joining the Erie County, New York, Sheriff’s Department, Mr. Redeye served as a member of the U.S. Air Force from 1974 until 1980.   Mr. Redeye also serves on the board of directors of SNFGC, STGC, SEGC, LGCC (serving as its Treasurer), and SMGC, each subsidiaries of SGC.

Maribel Printup has served as a member of the board of directors of SGC since February 2005. Ms. Printup’s current SGC Board term expires in October 2008. Ms. Printup currently serves as a chairperson emeritus of the board of trustees of the Seneca Iroquois National Museum. Ms. Printup also served as Councilor of the Nation’s Council from 1998 to 2000 and was with the Bureau of Indian Affairs for 25 years. During the last 10 years in which Ms. Printup was with the Bureau of Indian Affairs, she served as National Program Coordinator for the Johnson O’Malley Program.  Ms. Printup also serves on the board of directors of SNFGC, STGC, SEGC, LGCC (serving as its Secretary) and SMGC, each subsidiaries of SGC.

Michael L. John has served as a member of the board of directors of SGC since November 2006.  Mr. John’s current SGC Board term expires in October 2009. Mr. John served as member of the Nation’s Council from November 1998 through November 2006, and as Chief of Staff for the Seneca Nation of Indians from November 2004 through November 2006.  Mr. John also served as TERO Chairman from 2000 through 2006, and as Chairman of the Nation’s Compact Negotiations Committee from 1998 through 2000.  Mr. John also serves on the board of directors of SNFGC, STGC, SEGC, LGCC (serving as Chairman) and SMGC, each subsidiaries of SGC.

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

Audit Committee Financial Expert

The board of directors has determined that it does not have an audit committee financial expert, meaning that no person has past employment experience in finance or accounting, requisite professional certification in accounting or any other comparable experience or background, which results in the individual’s financial sophistication, including being or having been a chief executive officer, chief financial officer or other senior officer with financial oversight responsibilities.  While we are not required to have an audit committee financial expert, the board of directors has looked, and expects to continue to look either for an individual meeting the requisite criteria of an audit committee financial expert to serve on our board and audit committee, or to obtain the benefit of such expertise through the use of one or more outside experts or consultants.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics applicable to all of our employees, including our principal executive officer, principal financial officer and principal accounting officer and all other senior executives, and to our directors when acting in their capacity as directors. Our Code of Business Conduct and Ethics is designed to set the standards of business conduct and ethics and to help directors and employees resolve ethical issues. The purpose of our Code of Business Conduct and Ethics is to ensure to the greatest possible extent that our business is conducted in a consistently legal and ethical manner. Employees may submit concerns or complaints regarding audit, accounting, internal controls or other ethical issues on a confidential basis by means of a toll-free telephone call or an anonymous email. We investigate all concerns and complaints.  Our Code of Business Conduct and Ethics is available to investors on our website at www.senecagamingcorporation.com or free of charge upon written request. Any such request should be sent by mail to Seneca Gaming Corporation, 345 Third Street, Niagara Falls, New York (Seneca Nation Territory) 14303, Attn: General Counsel or should be made by telephone by calling (716) 299-1100.

We intend to disclose on our website amendments to, or waivers from, any provision of our Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions, and that relates to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K.

Item 11. Executive Compensation

Compensation Discussion And Analysis

Overview

This Item provides an analysis of our compensation program and policies for our named executive officers, the material compensation decisions we have made under such program and policies, and the material factors that we considered in making those decisions.  For the purposes of this Item 11, our “named executive officers” are as follows:

•   E. Brian Hansberry, who has served  as our principal executive officer since February 7, 2007

•   Patrick M. Fox, Chief Financial Officer

•   Rajat Shah, Senior Vice President of Corporate Development

•   Barry W. Brandon, Senior Vice President and General Counsel

•   Robert Victoria, Senior Vice President of Marketing

•   John Pasqualoni, who was our principal executive officer until February 7, 2007

•  Joseph M. D’Amato, who held the office of Chief Operating Officer until February 7, 2007

Compensation Objectives and Philosophy

Since commencing operations in December 2002, we have experienced and continue to experience rapid growth in both the size and sophistication of our business.  Attracting, retaining and motivating well-qualified executives in this dynamic environment has been and will continue to be essential to our success.   Given the specialized knowledge required of gaming executives, and in the Indian gaming industry in particular, we believe the market to recruit top executive talent is highly competitive.

In light of this highly competitive market, the objectives of our compensation program are to attract executive officers, and to motivate and reward named executive officers to drive the successful implementation of the Company’s annual and long-term financial and operating goals and to encourage retention of named executive officers.

Roles in Establishing Executive Compensation

Compensation for our named executive officers is set by our full board of directors and not by a compensation committee. We do not have a standing compensation committee or committee performing similar functions.  The entire board of directors participates in the consideration of compensation for our named executive officers.  The board of directors has historically relied significantly on the recommendations and input of senior management in making compensation decisions as a component of employment agreement negotiations.  Additionally, in 2005, we engaged Towers Perrin as our independent consultant to assist us in benchmarking executive compensation.  The purpose of the 2005 Towers Perrin engagement was to assess the competiteness of our executive compensation program to help ensure that our compensation program was competitive with market levels.

The board of directors recently retained Towers Perrin again in November 2007 to review our current compensation program for executives and to provide analysis and recommendations for better aligning our compensation program with our short and long term goals.  Under its most recent engagement, Towers Perrin reports directly to the board of directors and does not perform services for management. However, the Chief Executive Officer and other senior management have participated in a number of meetings and telephone calls with Towers Perrin and the board of directors with regard to Towers Perrin’s services. All decisions with respect to accepting or rejecting recommendations of the compensation consultant will be made by the board of directors.

Overview of Compensation Program

The key elements of the compensation package provided to our named executive officers includes:

•                  base salary, which provides fixed compensation based on competitive market practice;

•                  severance benefits for terminations under certain cases, as provided in the named executive officers’ respective employment agreements;

•                  matching contributions to the named executive officers who participate in our 401(k) Plan; and

•                  other benefits including health and dental insurance, and limited perquisites.

We are wholly-owned by, and a governmental instrumentality of, the Nation, and cannot grant equity awards or options to our executives.  We have therefore used cash compensation and benefits as the primary components of executive compensation.  Historically, such cash compensation has included a substantial performance based cash bonus.  However, in August 2006, the Board generally suspended the use of such performanced based bonus for its executives and has instead increased the levels of guaranteed annual base compensation payable to such executives.  The board of director’s actions were driven in substantial part upon the fact that performance targets were easily met in light of our rapid and substantial growth, and did not serve their intended purpose. As described above, our compensation program for named executive officers is undergoing ongoing analysis by the board of directors, in particular, through the engagement of an independent compensation consultant.

Elements of Named Executive Officer Compensation

Annual Base Compensation. Annual base compensation serves as the primary component of our executives’ overall compensation.  Annual base compensation amounts are set forth in each named executive officer’s respective employment agreements and are intended to be reasonably related to the base salary levels of executive officers of comparable companies in the gaming and hospitality fields and in the geographical region in which we are located. Our named executive officers’ base salary levels were not objectively determined with a formula but instead reflect levels that the board of directors concluded were appropriate based upon position, experience and the recommendations of senior executives.  Base salaries are periodically reviewed to take into account such factors as individual past performance and changes in duties or responsibilities.  The board of directors reserves the right to award discretionary bonuses or incentive compensation to executives.

Severance Benefits. We provide for severance benefits determined in accordance with each named executive officer’s employment agreement.  The severance benefits primarily consist of our agreement to pay base compensation for a defined period following termination, ranging from six to eighteen months.

Retirement Benefits. Named executive officers may elect to participate in retirement plan benefits under our 401(k) plan generally available to all of our full time employees, and are eligible for an employer matching contribution.

Other Compensation and Perquisites. In addition to the compensation described above, we also provide the executive officers with other benefits to assist us in remaining competitive in the marketplace and to encourage such named executive officers to remain with us.  Although we do not view perquisites as a significant element of our comprehensive compensation structure, we do believe that they can be used in conjunction with base salary to attract, motivate and retain individuals in a competitive environment.  In particular, we have an executive medical reimbursement plan pursuant to which named executive officers are entitled to reimbursement for up to $100,000 in otherwise uncovered medical expenses. We pay all premiums for this plan on behalf of our named executive officers. As of September 30, 2007, the annual premium cost was approximately $250 plus an 11% processing fee applied to all eligible reimbursements for each named executive officer covered by this plan.  Named executive officers are also eligible to receive several additional perquisites including reimbursement for gas usage and dry cleaning services, and limited personal use of our resort amenities.

We do not have a pension plan, a non-qualified defined contribution plan, or any other non-qualified deferred compensation plans.

Employment Agreements.  We enter into employment agreements with each of our named executive officers to help ensure the retention of such executive officers. The employment agreements provide, among other matters, the annual base salary and severance benefits available to these named executive officers.

Elements of CEO Compensation

The compensation terms for Brian Hansberry, our current President and CEO, differ from those of our other current named executive officers in that he is the only executive entitled to receive a “retention bonus”, which is in the amount of $495,000 annually for Fiscal 2007 and $532,500 annually for Fiscal 2008.  This retention bonus supplements his annual base compensation of $360,000, which amount was originally established upon Mr. Hansberry’s appointment as the General Manager of the Seneca Niagara Casino and Hotel.  The retention bonus is treated in the same manner as Mr. Hansberry’s annual base compensation, and is paid weekly on a pro rata basis.  The foregoing compensation terms were entered into upon Mr. Hansberry’s agreement to serve as interim President and CEO and were intended to be superseded in the event Mr. Hansberry was appointed as the permanent President and CEO.  Mr. Hansberry was appointed permanent President and CEO on September 19, 2007.  The terms of Mr. Hansberry’s new employment agreement are still under negotiation.

Compensation Committee Report

We do not have a standing compensation committee or committee performing similar functions.  Compensation for our named executive officers is set by our full board of directors and not by a compensation committee. The entire board of directors participates in the consideration of compensation for our named executive officers.  In such capacity, the board of directors has reviewed and discussed the preceding Compensation Discussion and Analysis with management, and recommends that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Board of Directors

Barry E. Snyder, Sr.

Bergal L. Mitchell

Martin Seneca, Jr.

N. Cochise Redeye

Maribel Printup

Michael A. John

Maurice John, Sr.

SUMMARY COMPENSATION TABLE

The following table sets forth information regarding compensation for the fiscal year ended September 30, 2007 earned by or paid to our named executive officers.

Name and Principal Position	Year	Salary	Bonus		Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation		Total
		($)	($)		($)	($)	($)	($)	($)		($)
(a)	(b)	(c)	(d)		(e)	(f)	(g)	(h)	(i)		(j)

E. Brian Hansberry President and CEO (1)	2007	360,000	304,616	(2)	—	—	—	—	3,277		667,892

Patrick M. Fox Chief Financial Officer	2007	325,000	—		—	—	—	—	4,750		329,750

Barry W. Brandon Senior Vice President and General Counsel	2007	700,000	—		—	—	—	—	17,613	(3)	717,613

Rajat Shah Senior Vice President of Corporate Development	2007	700,000	—		—	—	—	—	3,154		703,154

Robert Victoria Senior Vice President of Marketing	2007	249,712	91,397	(4)	—	—	—	—	88		341,197

John Pasqualoni Former President and CEO (5)	2007	337,509	—		—	—	—	—	421,959	(6)	759,468

Joseph M. D’Amato Former Chief Operating Officer (7)	2007	301,432	—		—	—	—	—	345,523	(8)	646,955

(1)             Mr. Hansberry became our Interim President and CEO on February 7, 2007, and our permanent President and CEO on September 19, 2007.

(2)             Mr. Hansberry’s current employment agreement provides for a “retention bonus” in the amount of $495,000 annually for Fiscal 2007 and $532,500 for Fiscal 2008, in addition to his then-existing base compensation of $360,000.  The bonus is paid weekly.  The foregoing compensation terms are expected to be superseded upon finalization of Mr. Hansberry’s new employment agreement.

(3)             All other compensation in column (i) for Mr. Brandon consists primarily of 401(k) matching contributions from the Company in the amount of $3,075, and reimbursement under the Exec-u-care medical insurance program, a perquisite, in the amount of $12,541.  Other perquisites included in all other compensation are SGC-funded dry cleaning services and limited personal use of casino amenities.

(4)             Mr. Victoria earned a bonus in Fiscal 2006 prior to being appointed Senior Vice President of Marketing.  This bonus was paid in Fiscal 2007.

(5)             Mr. Pasqualoni resigned as our President and CEO effective February 7, 2007.

(6)             All other compensation in column (i) for Mr. Pasqualoni includes severance compensation paid under the executive’s separation agreement in the amount of $ $304,533, payment for earned vacation in the amount of $114,216, and 401(k) matching contributions from the Company in the amount of $2,906.

(7)             Mr. D’Amato resigned as our Chief Operating Officer effective February 7, 2007.

(8)             All other compensation in column (i) for Mr. D’Amato includes severance compensation paid under the executive’s separation agreement in the amount of $271,978, payment for earned vacation in the amount of $70,271, and 401(k) matching contributions from the Company in the amount of $3,075.

Executive Employment Agreements

The primary components of each current named executive’s compensation described in the above Summary Compensation Table are set forth in written employment agreements between SGC and the executive.  The material provisions of such agreements are described below.   Potential payments upon termination and the conditions to such payments are discussed separately, below.

E. Brian Hansberry.  On April 12, 2007, SGC and Mr. Hansberry entered into a new employment agreement effective as of February 7, 2007, with a term continuing through September 30, 2009 pursuant to which Mr. Hansberry agreed to service as Interim President and CEO of SGC and each of its wholly owned subsidiaries. Under the employment agreement, Mr. Hansberry is entitled to annual base compensation of $360,000, with such salary to be reviewed by the board of directors on an annual basis (prior to or in connection with the close of SGC’s fiscal year) at which time the board of directors shall determine in its sole discretion whether or not his salary will be increased and the timing thereof.  In addition to base salary, for so long as Mr. Hansberry serves as Interim President and Chief Executive Officer, Mr. Hansberry receives a retention bonus at an annual rate of $495,000 for the fiscal year ending September 30, 2007 and $532,500 for the fiscal year ending September 30, 2008.  Mr. Hansberry was selected as the permanent President and CEO of the Corporation on September 19, 2007.  In such event, the agreement provides that the parties will amend Mr. Hansberry’s employment agreement or will enter into a new agreement to reflect the change in Mr. Hansberry’s position, together with any other applicable changes to the terms and conditions of Mr. Hansberry’s employment, including compensation.  Mr. Hansberry’s new employment agreement remains under negotiation.

Patrick M. Fox.    Mr. Fox and SGC entered into an employment agreement on October 24, 2005, pursuant to which Mr. Fox agreed to serve as Vice President of Finance of each of SGC, SNFGC, STGC and SEGC from October 24, 2005 through October 23, 2007, unless his employment is earlier terminated pursuant to the terms of the agreement or renewed by subsequent written agreement. Mr. Fox’s employment agreement was amended as of June 22, 2006 to, among other matters, reflect Mr. Fox’s appointment as Chief Financial Officer, extend the term of the agreement through June 21, 2008, and to reflect certain changes to Mr. Fox’s compensation.  Mr. Fox is entitled to an annual base salary of $170,000 for the period commencing October 24, 2005 and ending June 21, 2006.  As of June 22, 2006, Mr. Fox’s annual base salary is $325,000.  Mr. Fox’s salary is subject to review on an annual basis.

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

Barry W. Brandon.    Mr. Brandon and SGC entered into an employment agreement on July 13, 2004, and an amendment to such agreement effective October 1, 2005, pursuant to which Mr. Brandon agreed to serve as Senior Vice President and General Counsel of each of SGC, SNFGC, STGC and SEGC from August 1, 2004 through September 30, 2007, unless his employment is earlier terminated pursuant to the terms of the agreement or renewed by subsequent written agreement. Mr. Brandon’s employment agreement was amended as of September 14, 2006 to, among other matters, extend the term of the agreement through September 30, 2009, and to reflect certain changes to Mr. Brandon’s compensation.  Mr. Brandon is entitled to an annual base salary of $375,000 for the period commencing August 1, 2004 and ending September 30, 2005, $700,000 for the fiscal year ending September 30, 2006, and $700,000 for the fiscal year ending September 30, 2007, and a minimum annual base salary of $700,000 for each of the fiscal years ending September 30, 2008 and September 30, 2009, with such minimum amounts subject to increase based upon negotiations between SGC and Mr. Brandon.  For the fiscal year ending September 30, 2005, Mr. Brandon was entitled to an annual performance bonus equal to $187,500 if SGC’s Consolidated EBITDA for the 2005 fiscal year was at least $140.0 million.  This performance bonus was paid to Mr. Brandon in November 2005.   Mr. Brandon received a signing bonus of $75,000 in connection with entering into his employment agreement.

Robert Victoria.  Mr. Victoria and SGC entered into an employment agreement as of March 5, 2007, pursuant to which Mr. Victoria agreed to serve as Senior Vice President of Marketing of each of SGC, SNFGC, STGC and SEGC from March 5, 2007 through September 30, 2009.  The agreement provides for an annual base salary of $325,000 for SGC’s fiscal year ending September 30, 2007, after which time the board of directors shall determine in its discretion whether to increase his salary and the timing thereof.  Mr. Victoria may also be eligible for a discretionary bonus in the sole discretion of the board of directors.

Separation and Consulting Agreements

In connection with their resignations, SGC entered into Separation Agreements with each of Messrs. Pasqualoni and D’Amato.  Each separation agreement provides for, among other matters, termination of employment as of February 7, 2007, accelerated payment of base compensation for a period of 120 days (i.e., the notice period under their existing employment agreements for voluntary termination) following the date of termination, prohibitions against engaging in a competitive business (as defined in the agreements) or soliciting SGC employees for a period of 18 months after termination, ongoing agreement to reasonably cooperate with SGC following termination with regard to transition and related matters, and mutual releases of all claims.

Potential Payments to Named Executives Upon Termination

Pursuant to their employment agreements, our named executive officers are entitled to potential severance payments upon certain terminations of employment.   The terms and conditions for when severance payments are triggered, how payment amounts are determined, and what conditions are attached to the executive’s receipt of severance payments are substantially similar for all named executive officers, except to the extent described below.

Triggering Events.  Each named executive officer is entitled to receive severance payments in the event of any termination of his employment by us, except in the case of the following events:

•                  Any of the executive’s license(s) required pursuant to the Compact and/or by the Nation’s gaming ordinances is revoked or disapproved;

•                  Disapproval by the NIGC of the issuance of any license by the Nation pursuant to its own gaming ordinances, if any such action renders it unlawful for the executive to perform in the capacity set forth in his employment agreement;

•                  If any event renders it unlawful for the Nation and/or SGC to continue to conduct casino gaming on the Nation’s territories or if SGC permanently ceases for any reason within SGC’s or the Nation’s control to conduct casino gaming on Nation Territory;

•                  The executive commits an act constituting “Cause,” which is defined to mean:

•                  an act of dishonesty intended to result in gain or personal enrichment of the executive or others at the expense of SGC or any of its affiliates;

•                  the deliberate and intentional refusal by the executive (except by reason of disability) to perform executive’s duties; or

•                  acts or omissions of the executive constituting gross negligence in the performance of the executive’s duties;

•                  And in the case of Messrs. Hansberry, Fox and Victoria, the failure to perform any material term or condition of their respective employment agreements after written notice thereof from SGC and a reasonable opportunity to cure such failure (as determined by SGC and specified in the notice of breach).

•                  The executive dies or becomes unable to perform the duties and responsibilities set forth in his employment agreement for a period of 180 days in any 365 day period by reason of long-term physical or mental disability

•                  The executive resigns or elects to terminate his employment agreement for any reason.

Payments.  If severance is owed to one of our named executive officers, we will be obligated to continue to pay the executive his base compensation in effect as of the date of termination for a severance period following his termination equal to the lesser of (a)  a specified number of months (18 months in the case of Mr. Hansberry, Mr. Shah or Mr. Brandon, 12 months in the case of Mr. Victoria, and six months in the case of Mr. Fox)  or (b) the remainder of the employment term specified in the employment agreement.  Additionally, in the case of Mr. Hansberry, Mr. Shah and Mr. Brandon, SGC will be obligated, to the extent elected by the executive, to pay for the cost of (i) the executive’s premiums for continuation healthcare coverage under Section 4980B of the Internal Revenue Code of 1986, as amended (COBRA), and (ii) the premiums for Exec-u-Care® or any similar executive medical reimbursement insurance plan maintained by SGC on the date the executive’s employment is terminated, for the lesser of (x) the severance period, (y) until the executive is no longer eligible for COBRA continuation coverage, or (z) until Executive obtains comparable healthcare benefits from any other employer during the severance period.

The following table sets forth a summary of the estimated payments to be made by SGC in the event severance is triggered under the named executive officers’ employment agreements.

Name and Principal Position	Continued Payment of Base Compensation ($) (1)	Estimated Exec- U-Care Cost ($) (2)	Estimated COBRA Cost ($) (3)	Total Severance Compensation ($)

E. Brian Hansberry President and CEO	1,338,750	12,600	20,131	1,381,481

Barry W. Brandon Senior Vice President and General Counsel	1,000,000	12,600	20,131	1,032,731

Rajat Shah Senior Vice President of Corporate Development	1,000,000	12,600	19,780	1,032,380

Robert Victoria Senior Vice President of Marketing	325,000	8,400	13,186	346,586

Patrick M. Fox Chief Financial Officer	162,500	4,200	6,593	173,293

(1)                                        Severance is payable to the named executive officers for the lesser of the post-termination severance period specified in the named executive officer’s employment agreement or the remainder of such executive’s original term of employment (as if the employment agreement had not been terminated prior to expiration of the specified term).  The calculation in the table assumes that severance is payable over the full period specified in the named executive officers’ employment agreements (18 months in the case of Messrs. Hansberry, Shah and Brandon, 12 months in the case of Mr. Victoria and six months in the case of Mr. Fox).  Mr. Fox’s employment agreement expires on June 21, 2008.  For purposes of the above table, we have calculated the severance payable based upon the full six month period provided for in his employment agreement.

(2)                                       Estimated Exec-u-care cost is based on the average experienced total Exec-U-Care costs for all individuals and the length of severance period per agreement for each executive, 18 months, 12 months or 6 months, as applicable.

(3)                                       Estimated COBRA cost is based on the individual COBRA cost as of October 1, 2007, and the applicable severance period  for each named executive officer (18 months, 12 months or six months, as applicable).

Conditions Applicable to Payment.  Payment of severance as described above is subject to numerous conditions, as follows:

•                  Duty to Mitigate Damages.  Terminated executives are required to mitigate damages by seeking employment with duties and salary comparable to those provided for in the employment agreements; if the executive obtains  employment, the executive is required to reimburse SGC for the amount of the compensation he has received from such other entity for such period, but not to exceed the amount of the compensation SGC shall have paid him for such period.

•                  Noncompete.  Terminated executives may not (i) enter into the employ of or render any services to any person, engaged in a Competitive Business (defined as any gaming establishment which provides to its patrons games of chance such as slot machines, card games, roulette, and similar games in the State of New York or within the 100 mile radius of Nation Territory (as defined in the agreement)); or (ii) become associated with or interested in any Competitive Business (as defined in the agreement) as an individual, partner, shareholder, member, creditor, director, officer, principal, agent, employee, trustee, consultant, advisor or in any other relationship or capacity.  The foregoing applies for a period of 18 months in the case of Mr. Hansberry, Mr. Shah and Mr. Brandon, and 12 months in the case of Mr. Victoria and Mr. Fox.

•                  Nonsolicitation.  Terminated executives may not directly or indirectly solicit, employ or retain, or have or cause any other person or entity to solicit, employ or retain, any person who is employed or is providing personal services to the Company.  Terminated employees further agree not to solicit patrons of SGC.  The foregoing applies for a period of 18 months in the case of Mr. Hansberry, Mr. Shah and Mr. Brandon, and 12 months in the case of Mr. Victoria and Mr. Fox.

•                  Other Restrictive Covenants.  Terminated executives agree not to disclose and to protect on an ongoing basis the confidential and proprietary information of SGC, and further agree not to disparage SGC, its employees or affiliates.

•                  Release.  The terminated executive is required to release SGC, its employee and affiliates from any and all claims arising out of the executive’s employment or termination of employment.

Director Compensation

SGC’s directors receive the following compensation: (i) the Chairman of the SGC Board receives a $100,000 annual fee; (ii) each non-Nation employee director receives a $40,000 annual fee; and (iii) each Nation employee director receives $500 per meeting.  In addition, we reimburse directors for travel and other expenses incurred in connection with their duties as directors of SGC. The directors are also entitled to all other non-compensatory benefits available to our employees, including, but not limited to, health, dental and disability benefits.

Director Compensation Table

The following table sets forth information regarding compensation for the fiscal year ended September 30, 2007 for each director who served on our Board of Directors:

Name	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Barry E. Snyder, Sr.	2007	100,000	—	—	—	—	—	—	100,000

Bergal L. Mitchell	2007	40,000	—	—	—	—	—	—	40,000

Martin Seneca, Jr.	2007	40,000	—	—	—	—	—	—	40,000

N. Cochise Redeye	2007	40,000	—	—	—	—	—	—	40,000

Maribel Printup	2007	40,000	—	—	—	—	—	—	40,000

Michael A. John	2007	39,781	—	—	—	—	—	—	39,781

Maurice John, Sr.	2007	10,500	—	—	—	—	—	—	10,500

Compensation Committee Interlocks and Insider Participation

As referenced above, SGC does not currently have a compensation committee, and the entire board of directors, including

Maurice John, Sr., and Martin Seneca, Jr., each of whom are SGC officers and serve as Treasurer and Secretary, respectively, performs the functions typically exercised by such a committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We are wholly owned by the Seneca Nation of Indians.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with the Nation

Land Leases from the Nation

The Nation has entered into operating lease agreements (each a Head Lease) with each of SNFGC, STGC and SEGC.  Due to the related party nature of these leases, which can be effectively modified by the Nation, SGC records monthly lease expense equal to the required payment amount for the respective month.  Lease payment increases under the Head Leases are restricted under the terms of the Indenture governing the senior notes and the Distribution Agreement.  The foregoing leases contain no renewal options or escalation clauses.

The SNFGC Head Lease (dated October 25, 2002) has a term of 21 years and covers use of the land and certain improvements existing at the commencement of such lease, principally including structures formerly known as the Niagara Falls Convention Center and Lackey Plaza.  As of October 1, 2005, monthly lease payments under the SNFGC Head Lease were $1,287,500.  Effective October 1, 2006, the lease payments were increased by 3% to $1,326,125 per month, and effective October 1, 2007, the lease payments were increased by an additional 3% to $1,365,909 per month, in each case as approved by the board of directors of SGC and SNFGC.  The lease payments may be further increased by up to 3% each October 1, subject to approval by the board of directors of SNFGC, compliance with the terms of the Indenture governing SGC’s senior notes and compliance with the Distribution Agreement.  Lease payments under the SNFGC Head Lease are payable only to the extent that sufficient funds are available, measured on an annual basis, from the net proceeds derived from the operation of the casino facilities and other related operations.  If on an annual basis sufficient funds are not available, any shortfall in the rent amount does not accumulate.

The STGC (effective as of May 1, 2004) and SEGC (effective as of April 1, 2006) Head Leases were formerly oral agreements, which were memorialized in writing on March 2, 2007.  Both of these Head Leases cover use of the land which is currently being used or is expected to be used in operating the Seneca Allegany Casino and Hotel and Seneca Buffalo Creek Casino, respectively.  The STGC and SEGC Head Leases are effective until the date 21 years after the commencement of the Nation’s Class III gaming operations under the Compact (which was December 31, 2002).  With respect to the STGC Head Lease, as of October 1, 2005, monthly lease payments were $1,287,500.  On December 11, 2006, the lease payments were increased by 3% effective October 1, 2006, to $1,326,125 per month, as approved by the board of directors of STGC.  With respect to the SEGC Head Lease,  for the first six months of the term, SEGC made monthly lease payments of $520,000 to the Nation.  Effective October 1, 2006, the SEGC board of directors approved an increase to SEGC’s monthly lease payments to $1,250,000.  Each October 1, annual rent under both the STGC and SEGC Head Leases will increase to 103% of the prior year’s annual rent, provided that no increase in annual rent will be effective if it violates or results in a default under, any agreement, indenture, instrument or other commitment legally binding upon STGC or SEGC (or the Nation), or to which the leased premises are subject.  Annual Head Lease payment increases in excess of 3% are subject to compliance with the terms of the Indenture governing SGC’s senior notes and the Distribution Agreement.

Reimbursement of Regulatory Costs

We reimburse the Nation for all of the regulatory costs of the SGA, the New York State Racing and Wagering Board and the New York State Police, which are incurred by the Nation. For Fiscal 2007, we incurred approximately $20.7 million for regulatory costs, of which $10.4 million was incurred for New York State Police and New York State Gaming Officials costs, and $10.3 million was incurred for Seneca Gaming Authority costs.

Real Property Distributions

During Fiscal 2007, SGC distributed to the Nation acquired real property of $0.4 million for use in its casino and other related entertainment operations.  Such distribution amounts were based on the acquisition cost of the real property.  On June 14, 2007, the Nation paid SEGC $3.2 million for the value of land purchased for the development of the Seneca Buffalo Creek Casino, which has been treated as a capital contribution.

General Distributions

We make distributions to the Nation pursuant to resolutions adopted by our board of directors for specific projects identified by the Nation and for general purposes.  During Fiscal 2007, we distributed $49.0 million to the Nation pursuant to such resolutions.

During Fiscal 2007, an additional $3.0 million was distributed to the Nation in connection with a wastewater treatment project in the City of Salamanca, New York.  All other distributions of assets to the Nation were $1.1 million during Fiscal 2007.

We intend to continue to make distributions to the Nation subject to the restrictions set forth in the Indenture governing the senior notes and the Distribution Agreement.

Distribution Obligations Under the Distribution Agreement

During Fiscal 2007, we distributed $4.3 million to the Nation pursuant to our distribution obligations under the Distribution Agreement.  See Item 1. Business—Material Agreements, for a description of the Distribution Agreement.

New York State Exclusivity Fee under the Compact

During Fiscal 2007, SGC distributed approximately $101.4 million to the Nation for the payment of the exclusivity fee to New York State for revenue generated through September 30, 2007.

Class II Poker Operations

As of January 1, 2005, we transferred all Class II operations to the Nation, including our poker operations.  We lease space within both Seneca Niagara Casino & Hotel and Seneca Allegany Casino to the Nation for operation of the poker rooms.  During Fiscal 2007, we recorded $695,000 of rental income, and at September 30, 2007, we had recorded $58,000 as a receivable from the Nation relating to poker room rentals.

Construction Management Services

SGC has engaged Seneca Construction Management Corporation (SCMC) on a project-by-project basis to manage certain construction projects on behalf of SGC and its subsidiaries.  SCMC is wholly-owned by the Nation.  During Fiscal 2007, SGC made payments to SCMC for construction management fees and other related costs of $4.2 million, primarily attributable to work in connection with the following projects:

In July 2005, STGC entered into a construction management agreement with SCMC to manage the construction of the 212-room resort hotel and casino at Seneca Allegany Casino.  This project was completely opened on March 30, 2007, and cost approximately $169.0 million including the cost of equipment and furnishings.

In November 2006, SEGC entered into a construction management agreement with SCMC to manage construction of the temporary Seneca Buffalo Creek Casino.  This project was completely opened on July 3, 2007 and cost $6.8 million including equipment and furnishings.

In June 2007, STGC entered into a letter of intent with SCMC to manage the construction of the fourth phase of contruction at Seneca Allegany Casino, including, in particular, converion of the former temporary casino facility into an events center and related improvements.  The approximate cost of this project is estimated to be $40.0 million, with completion targeted for February 2008.

SGC has also engaged SCMC to perform construction management services for smaller capital improvement projects on case-by-case basis, including conversion of the former Hush nightclub into the Blues restaurant, and renovations to certain interior components of the Seneca Niagara Falls Casino and Hotel and adjacent office space.

Related Transaction with M&M Allegany Junction

During Fiscal 2007, STGC paid M&M Allegany Junction approximately $246,000 for leasing the building used by STGC for administrative purposes. M&M Allegany Junction is owned by Merle Watt, Sr., the brother of Maribel Printup, a member of our board of directors.

Reference is made to “Directors and Executive Officers of the Registrant” for a discussion of certain matters relating to the compensation and employment of our officers and compensation of our directors.

Review, Approval or Ratification of Transactions with Related Persons

Our audit committee charter requires that the audit committee review and approve all related party transactions, and our Code of Business Conduct and Ethics further requires that any transaction involving a potential conflict of interest involving an executive officer or director must be disclosed and approved by our full board of directors, unless such transaction also constitutes a “related party transaction” under the SEC’s rules, in which case the transaction must be approved by the audit committee.  Our corporate charter further provides that no director may have an “economic interest” in any of our activities.  The foregoing written rules constitute our current written policies relating to approval of related party transactions.

The agreement between STGC and M&M Allegany Junction has not been formally reviewed or approved by the audit committee in accordance with the above procedures on the basis that the terms of the relationship were entered into in the ordinary course of STGC’s business in April 2004 prior to Ms. Printup’s appointment to the board of directors in February 2005.

Director Independence

We are a governmental instrumental instrumentality of the Nation and are managed by a board of directors with seven members, not less than five of whom must be enrolled members of the Nation.  All directors are currently enrolled members of the Nation.  The Nation’s Council, elected by enrolled members of the Nation, alone has the power to appoint and remove our directors.  No member of the Nation’s Council may serve on our board of directors.  Each of our directors receives compensation for service as a director.  Our audit committee is comprised of four members of our board of directors.  We have no nominating or compensation committee.  Maurice A. John, Sr., a director, currently also serves as the President of the Nation.

Item 14.  Principal Accountant Fees and Services

The following table sets forth the aggregate fees incurred by SGC related to the services of SGC’s independent registered public accounting firm, Ernst & Young LLP for the years indicated:

	Fiscal Year September 30,
	2007	2006

Audit fees(1)	$590,259	$632,323
Audit-related fees(2)	36,933	31,568
Tax fees(3)	6,310	—
All other fees(4)	2,280	18,940
Total	$635,782	$682,831

(1)          The audit fees relate to the audit of SGC’s annual financial statements and quarterly reviews. Audit fees also include services for agreed upon procedures reports in connection with the National Indian Gaming Commission requirements.

(2)          Audit related fees relate to audit services for SGC’s employee benefit plan.

(3)          Tax fees relate to the Lewiston Golf Course project.

(4)          All other fees relate to Section 404 compliance procedures.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)1. and 2.

Financial statements required as a part of this Annual Report on Form 10-K are listed on the “Index to Consolidated Financial Statements” at page        herein. All financial statements schedules are omitted since the required information is included in the financial statements or the notes thereto, or is not applicable.

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

10.2

Agreement of Lease, dated as of October 25, 2002, between Seneca Nation of Indians, as Landlord, and SNFGC, as Tenant, as amended on December 23, 2002 (incorporated by reference to Exhibit 10.4 to SGC’s Registration Statement No. 333-117633 filed with the SEC on July 23, 2004).

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

10.5

Agreement, dated as of September 1, 2004, between SNFGC, as Owner, and Klewin Building Company, Inc., as Design/Builder (for Seneca Allegany Casino Parking Garage) (incorporated by reference to Exhibit 10.10 to SGC’s Annual Report on Form 10-K filed with the SEC on May 9, 2005).

10.6

Agreement, dated as of September 1, 2004, between STGC, as Owner, and Klewin Building Company, Inc., as Design/Builder (for Seneca Allegany Casino hotel and casino) (incorporated by reference to Exhibit 10.11 to SGC’s Annual Report on Form 10-K filed with the SEC on May 9, 2005).

10.7

Construction Management Agreement, dated as of July 14, 2005, between Seneca Construction Management Corporation, as Construction Manager, and STGC, as Owner (for Seneca Allegany Casino Phase II Hotel and Casino) (incorporated by reference to Exhibit 10.1 to SGC’s Current Report on Form 8-K filed with the SEC on July 17, 2005).

10.8

Letter of Agreement, dated June 29, 2005, for Mutual Termination of the Agreement dated September 1, 2004 between SNFGC, as Owner, and Klewin Building Company, Inc., as Design/Builder (for Seneca Allegany Casino Phase II Hotel and Casino) (incorporated by reference to Exhibit 10.2 to SGC’s Current Report on Form 8-K filed with the SEC on July 17, 2005).

10.9+

Employment Agreement, dated July 13, 2004, between SGC and Barry W. Brandon (incorporated by reference to Exhibit 10.9 to SGC’s Registration Statement No. 333-117633 filed with the SEC on July 23, 2004).

10.10+

Amended and Restated Employment Agreement, dated April 13, 2004, between SGC and G. Michael Brown (incorporated by reference to Exhibit 10.8 to SGC’s Registration Statement No. 33-117633 filed with the SEC on July 23, 2004).

10.11+

Amended and Restated Employment Agreement, dated July 13, 2004, between SGC and Annette Mohawk Smith (incorporated by reference to Exhibit 10.10 to SGC’s Registration Statement No. 333-117633 filed with the SEC on July 23, 2004).

10.12+

Second Amended and Restated Employment Agreement, dated April 6, 2005, between SGC and John Pasqualoni (incorporated by reference to Exhibit 10.16 to SGC’s Annual Report on Form 10-K filed with the SEC on May 9, 2005).

10.13+

Amended and Restated Employment Agreement, dated July 13, 2004, between SGC and Joseph D’Amato (incorporated by reference to Exhibit 10.12 to SGC’s Registration Statement No. 333-117633 filed with the SEC on July 23, 2004).

10.14+

Amended and Restated Employment Agreement, dated July 13, 2004, between SGC and Michael F. Speller (incorporated by reference to Exhibit 10.13 to SGC’s Registration Statement No. 333-117633 filed with the SEC on July 23, 2004).

10.15+	Employment Agreement, dated April 28, 2005, between SGC and Rajat Shah (incorporated by reference to Exhibit 10.11 to SGC’s Annual Report on Form 10-K filed with the SEC on May 9, 2005).

10.16+

Amendment No. 1 to Employment Agreement, dated as of October 1, 2005, between SGC and Barry W. Brandon (incorporated by reference to Exhibit 10.20 to SGC’s Registration Statement No. 333-128443 filed with the SEC on November 30, 2005).

10.17+

Amendment No. 1 to Second Amended and Restated Employment Agreement, dated as of January 30, 2006, between SGC and John Pasqualoni (incorporated by reference to Exhibit 10.23 to SGC’s Amendment No. 3 to Registration Statement on Form S-4 filed with the SEC on February 2, 2006).

10.18+

Letter of Resignation and Mutual Release of all Claims, dated as of April 28, 2006, executed by Annette Smith and SGC (incorporated by reference to Exhibit 10.1 to SGC’s Current Report on 8-K filed with the SEC on May 4, 2006).

10.19+

Amendment No. 2 to Employment Agreement, effective as of September 14, 2006, between SGC and Barry W. Brandon (incorporated by reference to Exhibit 10.1 to SGC’s Current Report on Form 8-K filed with the SEC on September 20, 2006).

10.20+

Amendment No. 1 to Employment Agreement, effective as of September 14, 2006, between SGC and Rajat Shah (incorporated by reference to Exhibit 10.2 to SGC’s Current Report on Form 8-K filed with the SEC on September 20, 2006).

10.21+

Amendment No. 1 to Employment Agreement, entered into on September 14, 2006 and effective as of June 22, 2006, between SGC and Joseph D’Amato (incorporated by reference to Exhibit 10.3 to SGC’s Current Report on Form 8-K filed with the SEC on September 20, 2006).

10.22+

Amendment No. 1 to Employment Agreement, entered into on September 14, 2006 and effective as of June 22, 2006, between SGC and Michael Speller (incorporated by reference to Exhibit 10.4 to SGC’s Current Report on Form 8-K filed with the SEC on September 20, 2006).

10.23+

Employment Agreement, dated December 15, 2006, and effective as of June 22, 2006, between Seneca Gaming Corporation and Patrick M. Fox (incorporated by reference to Exhibit 10.29 to SGC’s Annual Report on Form 10-K filed with the SEC on December 18, 2006).

10.24

Construction Management Agreement, entered into January 12, 2006 and effective as of September 1, 2005, between SNFGC, as Owner, and Seneca Construction Management Corporation, as Construction Manager (incorporated by reference to Exhibit 10.21 to SGC’s Amendment No. 2 to Registration Statement on Form S-4 filed with the SEC on January 17, 2006).

10.25

First Amendment to Construction Management Agreement, dated as of January 12, 2006, by and between Seneca Construction Management Corporation, as Construction Manager, and STGC, as Owner (incorporated by reference to Exhibit 10.22 to SGC’s Amendment No. 2 to Registration Statement on Form S-4 filed with the SEC on January 17, 2006).

10.26

Agreement between the City of Buffalo, New York, Seneca Gaming Corporation, Seneca Erie Gaming Corporation and the Seneca Nation of Indians, effective November 9, 2006 (incorporated by reference to Exhibit 10.1 to SGC’s Current Report on Form 8-K filed with the SEC on November 14, 2006).

10.27+	Separation Agreement between SGC and John Pasqualoni effective February 7, 2007 (incorporated by reference to Exhibit 10.1 to SGC’s Current Report on Form 8-K filed with the SEC on February 7, 2007).

10.28+	Separation Agreement between SGC and Joseph D’Amato effective February 7, 2007 (incorporated by reference to Exhibit 10.2 to SGC’s Current Report on Form 8-K filed with the SEC on February 7, 2007).

10.29	Head Lease Agreement between STGC and the Nation dated February 28, 2007 (incorporated by reference to Exhibit 10.1 to SGC’s Current Report on Form 8-K filed with the SEC on March 7, 2007).

10.30	Head Lease Agreement between SEGC and the Nation dated February 28, 2007 (incorporated by reference to Exhibit 10.2 to SGC’s Current Report on Form 8-K filed with the SEC on March 7, 2007).

10.31+

Employment Agreement, dated April 10, 2007, and effective as of March 6, 2007, between SGC and Robert Victoria (incorporated by reference to Exhibit 10.1 to SGC’s Current Report on Form 8-K filed with the SEC on April 16, 2007).

10.32+

Employment Agreement, dated April 12, 2007, and effective as of February 7, 2007, between SGC and E. Brian Hansberry (incorporated by reference to Exhibit 10.1 to SGC’s Current Report on Form 8-K/A filed with the SEC on April 18, 2007).

10.33

Distribution Agreement, dated April 27, 2007, among the Nation, the Seneca Nation of Indians Capital Improvements Authority, SGC and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 10.1 to SGC’s Current Reporat on Form 8-K filed with the SEC on May 1, 2007).

21.1*	List of SGC subsidiaries.

24.1*	Power of Attorney (included on the signature page of this Annual Report).

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

*                   Filed herewith.

+                   Management contract or compensatory plan or arrangement.

(b)           See item (a)3. above

(c)           See item (a)1. and 2. above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in Niagara Falls, State of New York, on the 28th day of December, 2007.

SENECA GAMING CORPORATION

By:	/s/ E. Brian Hansberry

E. Brian Hansberry
President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints E. Brian Hansberry and Patrick M. Fox, and each or any of them, his or her true and lawful attorney-in-fact and agent, each with full power of substitution and resubstitution, for him or her in his or her name, place and stead, in any and all capacities, to sign on his or her behalf individually and in each capacity stated below any or all amendments to this annual report on Form 10-K and any other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agent, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.  This Power of Attorney may be signed in several counterparts.

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ E. Brian Hansberry	President and Chief Executive Officer (Principal Executive Officer)	December 28, 2007
E. Brian Hansberry

/s/ Patrick M. Fox	Chief Financial Officer (Principal Financial and Accounting Officer)	December 28, 2007
Patrick M. Fox

/s/ Barry E. Snyder, Sr.	Chairman of the Board of Directors	December 28, 2007
Barry E. Snyder, Sr.

/s/ Bergal L. Mitchell III	Vice Chairman of the Board of Directors	December 28, 2007
Bergal L. Mitchell III

/s/ Maurice A. John, Sr.	Treasurer and Director	December 28, 2007
Maurice A. John, Sr.

/s/ N. Cochise Redeye	Director	December 28, 2007
N. Cochise Redeye

/s/ Maribel Printup	Director	December 28, 2007
Maribel Printup

/s/ Martin E. Seneca, Jr.	Director	December 28, 2007
Martin E. Seneca, Jr.

/s/ Michael L. John	Director	December 28, 2007
Michael L. John

SENECA GAMING CORPORATION

SENECA GAMING CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Seneca Gaming Corporation

We have audited the accompanying consolidated balance sheets of Seneca Gaming Corporation as of September 30, 2007 and 2006, and the related consolidated statements of income and changes in capital, and cash flows for each of the three years in the period ended September 30, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Seneca Gaming Corporation at September 30, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Buffalo, New York

December 20, 2007

SENECA GAMING CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,
	2007	2006
	(In Thousands)
Assets

Current assets:
Cash and cash equivalents	$78,662	$78,195
Short-term investments	19,100	62,300
Receivables from affiliates	58	410
Other receivables, net	3,585	2,139
Inventories	4,421	2,734
Other current assets	8,194	6,268

Total current assets	114,020	152,046

Property and equipment, net	699,381	615,207
Restricted cash	14,579	25,800
Other long-term assets	57,980	47,323

Total assets	885,960	840,376

Liabilities and Shareholders’ Equity

Current liabilities:
Trade payables	6,194	4,939
Construction payables - SCMC	21,201	52,489
Distributions payable to Nation	48,000	24,000
Exclusivity fees payable	9,279	7,263
Accrued interest	15,104	15,104
Customer point liability	9,578	11,632
Accrued regulatory costs	23,240	14,700
Other current liabilities	27,773	26,271

Total current liabilities	160,369	156,398

Long-term debt	495,347	494,347

Total liabilities	655,716	650,745

Capital:
Retained earnings	230,244	189,631

Total liabilities and capital	$885,960	$840,376

See accompanying notes

SENECA GAMING CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND CHANGES IN CAPITAL

	Year Ended September 30,
	2007	2006	2005
	(In Thousands)
Revenues:
Gaming	$595,826	$519,620	$440,156
Food and beverage	56,608	50,141	41,689
Lodging	24,352	10,654	—
Retail, entertainment and other	20,190	19,940	16,955
Less: promotional allowances	(104,012)	(77,861)	(49,647)
	592,964	522,494	449,153

Expenses:
Gaming	153,259	129,396	114,746
Food and beverage	47,863	43,485	34,877
Lodging	11,862	6,131	—
Retail, entertainment and other	12,886	11,668	10,418
Advertising, general and administrative	153,838	131,997	117,188
Pre-opening costs	15,426	9,478	1,509
Depreciation and amortization	49,597	38,992	26,295

Total operating expenses	444,731	371,147	305,033

Operating income	148,233	151,347	144,120
Other non-operating income and (expenses), net	3,720	(558)	(13,301)
Interest income	3,386	5,814	5,116
Interest expense	(36,063)	(33,198)	(90,366)

Net income	$119,276	$123,405	$45,569

Beginning capital balance	189,631	109,425	86,687
Cash distributions declared to the Nation	(81,433)	(35,846)	(20,438)
Capital Contribution from the Nation	3,198
Distribution of real property, equipment and leasehold rights to the Nation	(428)	(7,353)	(2,393)
Ending capital balance	$230,244	$189,631	$109,425

See accompanying notes.

SENECA GAMING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2007	2006	2005
	(In Thousands)
Cash flows relating to operating activities:

Net income	$119,276	$123,405	$45,569
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	49,597	38,992	26,295
Loss on disposal of assets	992	35	62
Amortization of deferred financing costs, debt discount	3,232	3,196	2,445
Other than temporary decline in investments	500	—	—
Provision for bad debts	407	349	171
Write-off of acquisition costs	—	135	2,468
Fair market value adjustment of interest rate cap	—	—	177
Other	(388)	5	1,253
Change in operating assets and liabilities:
Current assets	(5,114)	(514)	(4,947)
Long-term assets	(13)	—	(149)
Current liabilities	11,259	16,235	(25,692)

Net cash provided by operating activities	179,748	181,838	47,652

Cash flows relating to investing activites:
Purchases of property and equipment	(163,648)	(203,729)	(171,011)
Land acquisition costs	(15,319)	(38,012)	(1,673)
Withdrawal from (deposit to) restricted cash	11,221	(25,800)	—
Refund of deposits	—	168	700
Sales (purchases) of investments, net	42,700	33,791	(20,163)

Net cash used in investing activities	(125,046)	(233,582)	(192,147)

Cash flows relating to financing activities:
Proceeds from long-term debt	—	—	193,000
Repayment of long-term debt	—	—	(80,325)
Payments to sinking fund, net	—	—	(11,917)
Proceeds from sale of interest rate caps	—	—	683
Payment of deferred financing costs	—	(682)	(4,982)
Capital contribution from the Nation	3,198	—	—
Distributions paid to the Nation	(57,433)	(11,846)	(21,092)

Net cash (used in) provided by financing activities	(54,235)	(12,528)	75,367

Net increase (decrease) in cash	467	(64,272)	(69,128)

Cash balances:
Beginning of period	78,195	142,467	211,595

End of period	$78,662	$78,195	$142,467
Supplemental disclosures of cash flow information
Cash paid for interest, net of amounts capitalized	$32,827	$35,364	$81,748

Noncash investing activities:
Distribution of property and leasehold rights to the Nation	$428	$7,353	$2,393
Insurance payables capitalized in property and equipment	1,610	—	—
Noncash financing activities:
Cash distributions to the Nation declared but not paid	$48,000	$24,000	—
Discount received upon extinguishment of long term debt	—	—	882

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

The Council, at the request of the SGC Board of Directors, chartered three subsidiary corporations of SGC to operate the three sites authorized by the Compact. In addition, the SGC Board of Directors hired the executive management of SGC, including the President and Chief Executive Officer, to oversee, develop, and manage the three sites. The subsidiary corporations that operate the three sites authorized by the Compact are as follows:

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

SEGC was formed on August 9, 2003 to operate the Nation’s gaming activities in Erie County, New York.  On October 3, 2005, the Nation acquired approximately nine acres of land in the inner-harbor district of downtown Buffalo.  SEGC commenced construction of SEGC’s Seneca Buffalo Creek Casino on those nine acres on December 8, 2005, and commenced operations at such site upon the opening of a temporary facility on July 3, 2007.

During Fiscal 2007, the Nation’s Council also chartered, at the request of the SGC Board of Directors, two additional subsidiary corporations, Lewiston Golf Course Corporation, or LGCC, a subsidiary of SNFGC and Seneca Massachussets Gaming Corporation, or SMGC.

LGCC was formed on July 18, 2007 as a new wholly-owned subsidiary of SNFGC to own, develop and operate SNFGC’s planned golf course in Lewiston, New York.

SMGC was formed on August 11, 2007, as a new wholly-owned subsidiary of SGC to explore development opportunities related to gaming in the Commonwealth of Massachusetts.

SGC’s fiscal year-end is September 30. References to 2007, 2006, and 2005, represent the years ended September 30, 2007, September 30, 2006 and, September 30, 2005, respectively.  As described in Note 10, the Nation incurs certain costs for regulatory and other expenses that are passed through to the Company on a dollar-for-dollar basis.

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents include investments with initial maturities of three months or less. Cash and cash equivalents are carried at cost, which approximates market value.

Short-Term Investments

Short-term investments are classified as available for sale as defined in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.  Investments are stated at fair value.  The Company evaluates investments for conditions that may indicate that an other-than-temporary decline in market value has occurred. In conducting this review, numerous factors are considered which, individually or in combination, may indicate that a decline is other-than-temporary. Based on this evaluation, an other-than-temporary loss on one specific investment of $0.5 million was recorded in 2007, as a component of interest income, net on the consolidated statement of income for 2007. The cost basis of this investment has been reduced by the amount of the other-than-temporary loss recorded.  Subsequent to year-end this investment declined in value by an additional amount approximating $2.5 million.

Short-term investments at September 30, 2007 and 2006 consist of the following:

	September 30,
	2007	2006
	(In Thousands)

Corporate bond fund of collateralized debt obligations	$4,500	$20,000
Market auction preferred stock	14,600	42,300
Total short-term investments	$19,100	$62,300

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

The cost of significant improvements is capitalized. Costs of normal repairs and maintenance are charged to expense as incurred. Gains or losses on disposition of property and equipment are included in the determination of income. Interest incurred for construction related projects are capitalized and amortized over the life of the related asset using the straight-line method. The interest rate used was 7¼% in all years presented. The amount of interest capitalized for 2007, 2006, and 2005 was approximately $3,423,000, $6,250,000, and $5,054,000, respectively.

In accordance with the Financial Accounting Standard Board’s Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), the carrying value of the Company’s assets are reviewed when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment loss has occurred based on current and future levels of income and expected future cash flows as well as other factors, then an impairment loss is recognized as a deduction in determining operating income. SGC management concludes that no such impairment exists at September 30, 2007.

Deferred Financing Costs

Deferred financing costs include costs incurred in connection with issuance of long-term debt. These costs are amortized over the term of the related financing agreement. Amortization expense for 2007, 2006, and 2005 was $2,232,000, $2,201,000, and $2,445,000, respectively.

Customer Point Liability

Customer point liability represents the estimated future cost of unredeemed Seneca Link Player’s Club points.  Management reviews the adequacy of this accrual by periodically evaluating the redemption experience and projected trends.  Actual results could differ from those estimates.

Accrued Regulatory Costs

Accrued regulatory costs represent amounts incurred by the Nation for the Seneca Gaming Authority (SGA) which are then charged to the Company. Accrued regulatory costs also include amounts incurred by the Nation for New York State services, New York State Police services and Cattaraugus Sheriff Department services, which are charged to the Company.  Accrued regulatory costs as of September 30, 2007 are approximately $23.2 million, which includes $19.1 million of costs accrued, but not paid, to the New York State Police.

Other Current Liabilities

Accruals for estimates of vested employee benefits, marketing, and certain other costs are classified in other current liabilities on the accompanying consolidated balance sheets.  Actual results could differ from those estimates.

Advertising

The Company expenses advertising costs as incurred. Total advertising expenses for 2007, 2006, and 2005 were $10,600,000, $7,579,000, and $6,123,000, respectively.

Pre-opening Costs

In accordance with the American Institute of Certified Public Accountants’ Statement of Position 98-5, Reporting on the Costs of Start-up Activities, pre-opening costs are expensed as incurred. Pre-opening costs in 2007, 2006 and 2005 consist of development costs in obtaining Class III gaming approval as well as employee costs, legal, marketing and advertising expenses, and other direct expenses related to the opening of SNFGC and STGC, and the development of SEGC including the opening of its temporary Class III gaming facility on July 3, 2007.  For the years ended September 30, 2007, 2006 and 2005, such costs totaled $15,426,000, $9,478,000, and $1,509,000, respectively.  Of the $15.4 million in pre-opening for Fiscal 2007, $11.3 million related to lease costs at SEGC that were paid to the Nation.

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

The retail value of providing such promotional allowances was included in revenues as follows:

	Years Ended September 30,
	2007	2006	2005
	(In Thousands)

Food and beverage	$31,781	$29,271	$23,769
Lodging	18,956	6,712	—
Retail, entertainment, and other	11,286	12,262	10,631
Promotional slot credits	41,989	29,616	15,247
Promotional allowances	$104,012	$77,861	$49,647

The estimated cost of providing such promotional allowances was as follows:

	Years Ended September 30,
	2007	2006	2005
	(In Thousands)

Food and beverage	$27,071	$25,416	$19,885
Lodging	8,672	3,620	—
Retail, entertainment, and other	9,673	8,929	8,082
Promotional allowances	$45,416	$37,965	$27,967

Gaming Expenses

Gaming expenses include the slot exclusivity fee which the Company is required to pay to the Nation, which in turn is required to pay to the State of New York based on its Compact (see Note 14), the cost of casino operations, and earned Seneca Link Player’s Card points. The Company accrues for Seneca Link Player’s Card points expected to be redeemed in the future based on the cost of items expected to be redeemed.

Retirement Savings Plan

The Company sponsors a defined contribution retirement savings plan for its employees.  The Company’s expense relating to this plan was $591,000,  $434,000, and $306,000 in the fiscal years ended September 30, 2007, 2006, and 2005, respectively.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company does not believe that the adoption of SFAS No. 159 will have any material effect on its results of operations or consolidated financial position.

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

4. Concentration of Credit Risk

Financial instruments that potentially subject SGC to concentrations of credit risk consist principally of cash and cash equivalent accounts in financial institutions. SGC maintains its cash balances in several financial institutions. Accounts are insured by the Federal Deposit Insurance Corporation up to $100,000. Cash and cash equivalents exceeding federally insured limits totaled approximately $45.9 million and $48.1 million at September 30, 2007 and 2006, respectively.

5. Other Receivables, Net

Components of other receivables, net are as follows:

	September 30,
	2007	2006
	(In Thousands)

Gaming	$2,481	$1,311
Non-gaming	1,634	1,291
	$4,115	2,602
Allowance for doubtful accounts	(530)	(463)
Receivables, net	3,585	$2,139

6. Other Current Assets

Components of other current assets are as follows:

	September 30,
	2007	2006
	(In Thousands)

Prepaid expenses	$7,793	$5,939
Other	401	329
Other current assets	$8,194	$6,268

7. Property and Equipment, Net

Components of property and equipment are as follows:

	September 30,
	2007	2006
	(In Thousands)

Land	$2,100	$0
Buildings	517,057	344,530
Leasehold improvements — casino	114,950	106,085
Leasehold improvements — other	347	345
Furniture and equipment	188,441	152,152
Construction-in-progress	17,344	103,485
	840,239	706,597

Less accumulated depreciation and amortization	(140,858)	(91,390)
Property and equipment, net	$699,381	$615,207

8. Other Long-Term Assets

Components of other long-term assets are as follows:

	September 30,
	2007	2006
	(In Thousands)

Deferred financing costs, net	$10,231	$12,463
Land to be distributed to Nation	47,300	31,982
Deposits and other	449	2,878
	$57,980	$47,323

In 2007 and 2006, the Company incurred costs toward the acquisition of land totaling $15.3 million and $38.0 million, respectively, which are included in other long-term assets (net of amounts transferred to the Nation) within the accompanying consolidated balance sheets.

9. Restricted Cash

The restricted cash balance within the accompanying consolidated balance sheets represents cash in an interest-bearing bank account which is restricted for use as collateral for an available letter of credit with a bank, which will be drawn upon to fund the intended purchase of certain parcels of land contemplated in the Compact with New York State, earmarked for ownership by the Nation.  As of September 30, 2007 and 2006, this restricted cash was $14.6 million and $25.8 million, respectively.

10. Accrued Regulatory Costs

Components of accrued regulatory costs are as follows:

	Fiscal Year Ended
	September 30,
	2007	2006
	(In Thousands)
Accrued Regulatory Expense
Seneca Gaming Authority	$2,075	$989
New York State Police	19,115	12,100
New York State Racing & Wagering (SGO)	1,141	1,133
Local Law Enforcement (1)	909	478

Total Accrued Regulatory Expense	$23,240	$14,700

(1) Local law enforcement includes Cattaraugus County Sherrif’s department patrols at Seneca Allegany Casino and Hotel, Buffalo City Police patrols at Seneca Buffalo Creek Casino, and Seneca Nation of Indians Marshalls patrols at Seneca Niagara Casino and Hotel and Seneca Buffalo Creek Casino.

11. Other Current Liabilities

Components of other current liabilities are as follows:

	September 30,
	2007	2006
	(In Thousands)

Accrued salaries, wages, and benefits	$14,141	$11,925
Gaming liabilities	3,169	3,713
Other accrued expenses	10,463	10,633
Other current liabilities	$27,773	$26,271

12. Long-Term Debt

Long-term debt, as described below, consists of the following:

	September 30,
	2007	2006
	(In Thousands)

2004 7¼% Senior Notes due 2012	$300,000	$300,000
2005 7¼% Senior Notes due 2012	195,347	194,347
	$495,347	494,347
Less current maturities of long-term debt	—	—
Long-term debt	$495,347	$494,347

7¼% Senior Notes due 2012

On May 5, 2004, SGC issued $300.0 million in 7¼% senior notes due 2012, or the 2004 senior notes. The 2004 senior notes are guaranteed by STGC, SEGC and, as of May 23, 2005, SNFGC or collectively, the Guarantors. All of the guarantors are wholly owned by SGC and their guarantees are full, unconditional, joint and several. The net proceeds from the 2004 senior notes were, or will be, used principally to fund in whole or in part (a) the repayment in May 2004 of vendor equipment financing , (b) SNFGC’s construction and equipping of a 604-room hotel, (c) the acquisition of the remaining 26 acres in Niagara Falls, as provided for in the Compact, (d) the payment of $22.0 million in August 2004 to satisfy the obligation to the Empire State Development Corporation in connection with the transfer of certain property to the Nation for use as the Seneca Niagara Casino, and (e) a $25.0 million distribution to the Nation. All assets of SGC come from the proceeds of the offerings of senior notes, along with any intercompany advances or loans to SGC’s subsidiaries. SGC has no independent operating assets or operating activities.

On May 23, 2005, SGC issued an additional $200.0 million in 7¼% senior notes due 2012, Series B, or the 2005 senior notes. The 2005 senior notes are treated as a single class with the 2004 senior notes and are identical to the 2004 senior notes, except for certain tax attributes and prior to November 1, 2005 the amount of interest accrued thereon. Gross proceeds on the 2005 senior notes were approximately $193.0 million. Such proceeds were, or will be, used to (a) pay in full and terminate on May 23, 2005, the senior secured term loan, or the Term Loan, made by Freemantle Limited, or Freemantle, to SNFGC in November 2002, for a negotiated amount of approximately $126.7 million, representing $80.0 million in outstanding principal and approximately $46.7 million for interest on such principal, at a prescribed interest rate, that would have otherwise been payable if the Term Loan had not been paid on May 23, 2005, but was instead paid 8½ months prior to its November 22, 2007 stated maturity, (b) to fund certain costs associated with the expansion of Company operations, (c) to pay the fees and expenses associated with the offering of the 2005 senior notes, and (d) for general corporate purposes. Interest on the 2004 and 2005 senior notes is payable semi-annually on November 1 and May 1. The 2004 and 2005 senior notes are unsecured and rank equally. As of September 30, 2007, aggregate accrued interest and unamortized debt discount costs on the 2004 and 2005 senior notes were $15.1 million and $4.7 million, respectively.

The Indenture governing the 2004 and 2005 senior notes contains certain financial and non-financial covenants. The financial covenants include limitations on restricted payments and the incurrence of indebtedness, while the non-financial covenants include reporting obligations and compliance with laws and regulations. As of September 30, 2007, SGC was in compliance with all covenants in the Indenture applicable to it.

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

Maturities of the Company’s long-term debt are as follows:

Maturities
(in Thousands)
Fiscal year ended September 30:
2008	$—
2009	—
2010	—
2011	—
2012	500,000
$500,000

13. Related-Party Transactions

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

The STGC (effective as of May 1, 2004) and SEGC (effective as of April 1, 2006) Head Leases were formerly oral agreements, which were memorialized in writing on March 2, 2007. Both of these Head Leases cover use of the land which is currently being used or is expected to be used in operating the Seneca Allegany Casino and Hotel and Seneca Buffalo Creek Casino, respectively. The STGC and SEGC Head Leases are effective until the date 21 years after the commencement of the Nation’s Class III gaming operations under the Compact (which was December 31, 2002). With respect to the STGC Head Lease, as of October 1, 2005, monthly lease payments were $1,287,500. On December 11, 2006, the lease payments were increased by 3% effective October 1, 2006, to $1,326,125 per month, as approved by the board of directors of STGC. With respect to the SEGC Head Lease,  for the first six months of the term, SEGC made monthly lease payments of $520,000 to the Nation. Effective October 1, 2006, the SEGC board of directors approved an increase to SEGC’s monthly lease payments to $1,250,000. Each October 1, annual rent under both the STGC and SEGC Head Leases will increase to 103% of the prior year’s annual rent, provided that no increase in annual rent will be effective if it violates or results in a default under, any agreement, indenture, instrument or other commitment legally binding upon STGC or SEGC (or the Nation), or to which the leased premises are subject.

Head Lease payment increases in excess of 3% are subject to compliance with the applicable terms of the Indenture governing SGC’s senior notes and the Distribution Agreement, including the Indenture’s requirement that SGC obtain a written opinion from an independent financial advisor stating that the terms of the transaction are fair, from a financial point of view, to the applicable SGC subsidiary.

Expenses resulting from the above lease agreements were as follows for the fiscal years ended September 30, 2007, 2006 and 2005 :

	2007	2006	2005
	(In Millions)
SNFGC	$15.9	$15.5	$13.0
STGC	15.9	15.5	13.8
SEGC	15.0	3.1	—
	$46.8	$34.1	$26.8

SNFGC and STGC both record the lease costs as a component of advertising, general and administrative costs in the accompanying consolidated statements of income. SEGC recorded the lease cost as a component of pre-opening costs in the accompanying consolidated statements of operations through June 2007; after opening the temporary Class III gaming facility in July 2007, the lease cost was recorded as a component of advertising, general and administrative expense.

Other Related-Party Transactions

On July 14, 2005, STGC entered into a construction management agreement with Seneca Construction Management Corporation, or SCMC, a wholly owned corporation of the Nation, to manage the construction of the new 212-room hotel and casino at Seneca Allegany Casino.   This project was completed and the hotel opened on March 30, 2007 at a cost of approximately $169.0 million. Effective September 1, 2005, SNFGC entered into a construction management agreement with SCMC for the completion of the luxury hotel project at Seneca Niagara Casino. The hotel was partially opened on December 15, 2005, and completely opened on March 31, 2006. Total cost of the project was $234.0 million. Effective as of December 1, 2005, SEGC entered into an agreement with SCMC for the demolition and land preparation work in connection with the site for the Seneca Buffalo Creek Casino. This work was completed at a cost of $2.8 million. For the fiscal years ended September 30, 2007, 2006, and 2005, SNFGC, STGC and SEGC have collectively made payments to SCMC for construction management fees and other costs of $4.2 million, $8.0 million and $0.6 million, respectively. In November 2006, SEGC entered into a construction management agreement with SCMC to manage the construction of the temporary Buffalo Creek Casino. This project was completely opened on July 3, 2007 with a cost of approximately $6.8 million, including equipment and furnishings. In June 2007, STGC entered into a letter of intent with SCMC to manage the fourth phase of construction at Seneca Allegany Casino and Hotel , which is the conversion of the former temporary facility into a 120,000 square foot events center and related improvements, including additional administrative space and exterior landscape and façade enhancements. The approximate cost for the fourth phase of construction is estimated to be $40.0 million, including equipment and furnishings.

As of January 1, 2005, the Company transferred all Class II operations to the Nation, including its poker operations. The Company leases space within both Seneca Niagara Casino & Hotel and Seneca Allegany Casino to the Nation for operation of the poker rooms. During 2007, 2006, and 2005 the Company recorded $695,000 and $806,000, and $875,000 of rental income, respectively, and at September 30, 2007 and 2006, the Company has recorded $58,000 and $410,000, respectively, as a receivable from the Nation relating to poker room rentals.

During 2007 and 2006, the Company declared cash distributions to the Nation of $81.4 million and $35.8 million, respectively. Cash distributions of $57.4 million and $11.8 million were paid in 2007 and 2006, respectively.

During 2007 and 2006, the Company distributed real property and leasehold rights acquired, net of liabilities transferred, for use in its casino operations to the Nation. The distribution amounts of $0.4 million and $7.4 million for 2007 and 2006, respectively, are based on the acquisition costs. On June 14, 2007, the Nation made a capital contribution to SEGC of $3.2 million for the value of land purchased for the development of the Seneca Buffalo Creek Casino.

The Company is charged by the Nation for SGA costs, which are incurred by the Nation. SGA costs charged to the Company were approximately $10.3 million in 2007, $9.8 million in 2006 and $8.7 million in 2005. The Company also incurs costs which are passed through the Nation for New York State gaming regulatory services and New York State Police and Cattaraugus County Sheriff Department services. The Company has recorded expenses of approximately $10.4 million in 2007, $8.8 million in 2006 and $7.4 million in 2005 in connection with these services.

STGC leases office space in a building owned by the brother of a member of the Company’s board of directors. During the fiscal years ended September 30, 2007, 2006,and 2005 such lease payments totaled approximately $246,000 and $261,000, and $258,000, respectively.

During the fiscal years ended September 30, 2007, and 2006, SNFGC paid Romano Gatland, or RGBK, Inc. approximately $121,000 and $131,000, respectively, for design services. A principal of this firm is a brother-in-law of SGC’s former Senior Vice President of Gaming Operations (whose resignation was effective in June 2007).

SNFGC, STGC and SEGC, through a competitive bidding process, have purchased goods and services from DRJ Enterprises, which is owned by the brother-in-law of the Chairman of SGC. Payments to DRJ Enterprises totaled $1,039,000 for the fiscal year ended September 30, 2007.

14. Commitments and Contingencies

Distribution Obligations Under Distribution Agreement

On April 27, 2007, SGC entered into a Distribution Agreement among the Nation, the Seneca Nation of Indians Capital Improvements Authority, or the Authority, SGC and Wells Fargo Bank, as Trustee, in connection with the Authority’s issuance in two series (one tax exempt and the other taxable) of an aggregate principal amount of $159,495,000 special obligation bonds, or the 2007 Bonds. The Distribution Agreement obligates SGC, subject to any contractual restrictions applicable to SGC (including, but not limited to, those contained in the Indenture governing SGC’s 2004 and 2005 senior notes), to make monthly distributions to the Nation at the times and in the amounts necessary to enable the Authority to pay the debt service on the 2007 Bonds as required under the Authority’s indenture. At the direction of the Nation and the Authority, SGC will pay such distributions directly to the Trustee. The Authority’s debt service commenced on June 1, 2007. For the period from June 1, 2007 through December 1, 2007, the Authority’s debt service averaged approximately $0.9 million per month. For the period from January 1, 2008 through December 1, 2013, the Authority’s debt service averages approximately $1.8 million per month. For the period from June 1, 2014 through December 1, 2023, the Authority’s debt service averages approximately $1.2 million per month. The foregoing debt service averages are based on scheduled payments of interest and principal under the Authority’s indenture and bonds and do not address the effects of any earlier call for redemption, by acceleration or otherwise. The Distribution Agreement provides that neither the Trustee nor the Authority’s bondholders will have any recourse under the Distribution Agreement to any revenues, assets or property of SGC or its subsidiaries should SGC fail to comply with its distribution obligations. For the period ended September 30, 2007, SGC distributed to the Nation $4.3 million for the Authority’s debt service on the 2007 Bonds.

Litigation

Citizens Against Casino Gambling v. Kempthorne (1:06-cv-00001-WMS (WDNY)) (formerly Citizens Against Casino Gambling v. Norton)

In January 2006, an action was filed in the United States District Court, Western District of New York by various plaintiffs against the United States Department of Interior, the National Indian Gaming Commission and three individuals in their official capacities as Secretary of the Interior, Acting Assistant Secretary of the Interior for Indian Affairs and Chairman of the NIGC. The action seeks declaratory and injunctive relief under the Administrative Procedure Act, the Declaratory Judgments Act, the National Historic Preservation Act (“NHPA”), the National Environmental Policy Act (“NEPA”) and the Indian Regulatory Gaming Act and is principally directed at the decisions and actions of the defendants that permit the construction and operation of the Company’s Seneca Buffalo Creek Casino. The plaintiffs claim that the defendants have failed to comply with NEPA, NHPA, and IGRA and have requested that the Court take numerous actions including declaring that the lands acquired by the Nation pursuant to the Seneca Nation Land Claims Settlement Act of 1990 (SNLCSA) are not Indian lands within the meaning of IGRA and declaring that the Nation’s Compact violates IGRA. On November 1, 2006, oral argument was heard on the defendant’s motion to dismiss for lack of jurisdiction, on the Nation’s amicus motion to dismiss based upon failure to join the Nation as a necessary party and sovereign immunity, and on the plaintiff’s motion for summary judgment.

On January 12, 2007, the district court vacated the NIGC’s approval of the Nation’s 2002 gaming ordinance as it pertains to gaming conducted on the Buffalo Creek Territory and remanded the decision to the NIGC to determine whether the Buffalo Creek Territory constitutes “Indian Lands” under IGRA. The court also granted the defendant’s motion to dismiss for lack of subject matter jurisdiction, denied the Nation’s motion to dismiss (holding, in part, that the Nation was not a necessary party because the U.S. government’s interests were aligned with those of the Nation and that the U.S. government (through the U.S. Department of Justice) was vigorously defending the case), and denied, as moot, the plaintiff’s motion for summary judgment. In reaching its decision to dismiss on the basis of a lack of subject matter jurisdiction, the court determined that, notwithstanding the U.S. Department of Interior’s prior determination that the Nation’s Buffalo Creek Territory constitutes “Indian Lands” within the meaning of the IGRA, the NIGC must make its own “Indian Lands” determination, and ordered that the Nation’s 2002 gaming ordinance (which had been approved by the NIGC) be vacated insofar as it permits Class III gaming on the Nation’s Buffalo Creek Territory. The court specifically limited its holding to the Nation’s Buffalo Creek Territory. After the court denied the government’s motion for reconsideration, both the plaintiffs and the defendants appealed. On January 29, 2007, the U.S. Department of Justice filed a motion for reconsideration, which was denied by the court on April 20, 2007, noting that the government asserted no new arguments.

On June 9, 2007, the Nation enacted and submitted to the NIGC an amended gaming site-specific Class III gaming ordinance. The amended ordinance was identical to the prior approved ordinance, except the new Ordinance’s definition of “Nation Lands” now contains a site-specific legal description of the Buffalo Creek Territory. The definition also states that the land specified is held by the Nation in restricted fee pursuant to the SNLCSA. On June 19, 2007, the defendants and plaintiffs filed notices of appeal. On June 25, 2007, the plaintiffs filed a motion for a stay of the proceedings remanded to the NIGC pending the outcome of the appeal. The NIGC approved the new ordinance on July 2, 2007. On July 3, 2007, the defendants filed a notice of NIGC approval of the ordinance revising the definition of “Nation Lands”. On August, 6, 2007, the defendants filed a response to the plaintiffs’ motion to stay, stating that the gaming ordinance at issue in this case is superseded by the Nation’s June 9, 2007, site-specific ordinance, approved by the NIGC on July 2, 2007. This, the U.S. argues, moots the case as to the NIGC and moots the motion for a stay pending appeal.

The U.S. Department of Justice has discontinued its appeal of the January 12, 2007 order in this suit. On November 9, 2007, the Second Circuit Court of Appeals stayed the plaintiffs’ appeal pending the resolution of the second federal court action described below (Citizens Against Casino Gambling v. Kempthorne (1:07-cv-00451-WMS (WDNY)).

Although the court permitted the Nation to file a brief as amicus curiae, the Nation is not a party to this action, and as such, neither it nor SGC has the ability to direct or control any aspect of the litigation.

If the plaintiffs are successful, the Nation could be unable to conduct any gaming upon lands acquired by the Nation pursuant to the SNLCSA.

Citizens Against Casino Gambling in Erie County v. Kempthorne (1:07-cv-00451-WMS (WDNY))

On July 12, 2007, Citizens Against Casino Gambling in Erie County  (CACGEC) filed a second action in the United States District Court, Western District of New York against the United States Department of Interior, the NIGC and two individuals in their official capacities as Secretary of the Interior and Chairman of the National Indian Gaming Commission, respectively. The action seeks declaratory and injunctive relief under the Administrative Procedure Act, the Declaratory Judgments Act, and the Indian Regulatory Gaming Act and is principally directed at the decisions and actions of the defendants in approving the Nation’s class III gaming ordinance, and the Indian land opinion issued by the Chairman relative to that approval. The plaintiffs claim that the defendants have failed to comply with federal law and have requested that the Court take numerous actions including declaring that the lands acquired by the Nation pursuant to SNLCSA are not Indian lands within the meaning of IGRA.

Both parties have moved for summary judgment. The Nation has also filed a motion for permission to file an amicus brief on the “Indian Lands” issues. Briefing is ongoing and the motions have not yet been decided. The Nation is not a party to this action, and as such, neither it nor SGC has the ability to direct or control any aspect of the litigation.

If the plaintiffs are successful, the Nation could be unable to conduct any gaming upon lands acquired by the Nation pursuant to the SNLCSA.

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

On May 7, 2007, the parties were to have commenced the arbitration hearing before the panel of arbitrators. Commencement of such hearing was adjourned in anticipation of an expected global settlement of this matter and related litigation between SGC and both Klewin and T.D. Banknorth, N.A. (Banknorth).

On June 6, 2007, SGC reached formal resolution with each of Klewin and Banknorth, the collective terms of which provide for the following: (a) Klewin’s stipulation to an arbitration award in the Company’s favor in the amount of approximately $14.5 million; (b) Klewin’s consent to release to SGC in satisfaction of the arbitration award approximately $3.6 million, which is the balance remaining from the approximately $14.5 million that SGC deposited into a Banknorth account in August 2005 for the benefit of the architect and the subcontractors on the Company’s Niagara Falls hotel project and other construction projects; (c) SGC’s agreement to continue to satisfy all valid subcontractor and vendor claims in conjunction with the above construction projects arising after June 30, 2005; (d) Klewin’s agreement to provide SGC with copies of monthly internally prepared financial statements for 2007, as well as copies of tax returns for tax years 2006 and 2007 when filed, with the understanding that should Klewin be found within 2007 to be in possession of any unencumbered assets or revenues not previously disclosed by Klewin during the litigation, such unencumbered assets or revenues will be used to satisfy the above $14.5 million arbitration award; (e) agreements between the parties to voluntarily discontinue all pending legal actions between them as soon as practicable, and no more than thirty (30) days after SGC receives the $3.6 million sum described above; and (f) the exchange of mutual releases among SNFGC, STGC, Klewin and Banknorth. The foregoing actions have since been voluntarily discontinued by the parties.

The receipt of the $3.6 million sum described above has been recorded as a component of other non-operating income (expenses), net, on the consolidated statements of income.

Scott v. Pataki (NYS Supreme Court, Erie County, Index No. 001189/06)

On February 1, 2006, an action was filed in the New York Supreme Court, County of Erie, by various petitioners against George E. Pataki, in his official capacity as Governor of the State of New York; State Gaming Officials of the New York State Wagering Board; City of Buffalo; Common Council of the City of Buffalo; Anthony Masiello in his previous capacity as Mayor of Buffalo; Byron Brown in his capacity as Mayor of Buffalo; City of Buffalo Department of Public Works; Buffalo Sewer Authority; and Niagara Frontier Transportation Authority. The action initially sought declaratory and injunctive relief under the State Environmental Quality Review Act (“SEQRA”); the First Parks, Recreation, Historic Preservation Law (“PRHPL”); First City Environmental Review Ordination (“CERO”); and Freedom of Information Law (“FOIL”) and is principally directed at the decisions and actions of the defendants in connection with our Seneca Buffalo Creek Casino. The plaintiffs initially claimed that the defendants had failed to comply with SEQRA, PRHPL, CERO and FOIL and requested that the Court take numerous actions including directing compliance with SEQRA, PRHPL, CERO and FOIL and restraining further action relating to the development of our Seneca Buffalo Creek Casino. In May 2006, the petitioners further sought to enjoin demolition activity on the nine acre casino site, but the court declined to grant a preliminary injunction preventing demolition. In June 2006, the petitioners amended their Petition to drop their claims against Governor Pataki, the State Gaming Officials and the Niagara Frontier Transportation Authority, and added the Buffalo Department of Economic Development, Permits and Inspections as a party. The amended Petition also dropped all claims except for the SEQRA and CERO claims. In October 2006, the plaintiffs moved for an injunction to prevent an agreement between SEGC and the City of Buffalo (relating to the development of the Seneca Buffalo Creek Casino) from being executed and performed, which motion was denied based upon a failure to show a likelihood of success on the merits. The plaintiffs appealed this ruling to the New York Supreme Court Appellate Division. On March 16, 2007, the Appellate Division unanimously affirmed the denial of the injunction.

A hearing was held on the merits of the petition in September 2007. No decision has been rendered.

If the plaintiffs are successful, the Nation may be delayed in the completion of the Seneca Buffalo Creek Casino and Hotel at this site or may be unable to complete the Seneca Buffalo Creek Casino and Hotel at this site. Certain of these petitioners are also plaintiffs in the federal lawsuits filed by Citizens Against Casino Gambling in Erie County referenced above.

Warren v. United States (1:06-c-00226-JTE (WDNY))

On or about April 6, 2006, an action was filed in the United States District Court, Western District of New York, by Daniel T. Warren, a pro se plaintiff, against the United States of America, the United States Department of the Interior, the National Indian Gaming Commission, and five individuals in their official capacities as Acting Secretary of the Interior, Acting

Assistant Secretary of the Interior for Indian Affairs and Chairman of the National Indian Gaming Commission, as well as Governor George E. Pataki, as Governor of the State of New York, and Cheryl Ritchko-Buley, as Chairwoman of the New York State Racing and Wagering Board.   The action initially sought declaratory and injunctive relief as to numerous matters including declaring that IGRA is unconstitutional, that the Compact violates IGRA, that the New York Constitution is not preempted by IGRA, that New York does not have the authority under state law to enter into a tribal state compact under IGRA, that certain actions of the defendants were not in accordance with law, and that certain lands purchased by the Nation were not subject to being taken into trust or restricted fee status under the SNLCSA or were not pursuant to settlement of a land claim within the meaning of IGRA; and enjoining the defendants from taking actions which would further casino gambling in the State of New York under IGRA or on any lands acquired by the Nation pursuant to SNLCSA. On August 16, 2006, the plaintiff amended his complaint bringing: a Tenth Amendment challenge to IGRA; a claim that the Compact violates IGRA by providing for gaming which is not otherwise lawful in New York; a claim that both the Compact and the statute authorizing the Governor of New York to enter into the Compact violate various provisions of the New York State Constitution; and a claim that the United States has failed to promulgate regulations for gaming on off-reservation territory, in violation of its statutory duties.   The effect of such amendment was to limit the claims remaining in the case, by dropping many of the federal law claims in the original complaint.

On December 1, 2006, the court heard argument on the plaintiff’s motion to join (1) Barry E. Snyder, Sr., as President of the Seneca Nation of Indians; (2) John Pasqualoni, as President and CEO of the Seneca Gaming Corporation; (3) the Seneca Nation of Indians; and/or (4) the Seneca Gaming Corporation, as additional defendants.  .

On October 5, 2007, the plaintiff filed a motion to further amend the complaint to include as defendants (1) Maurice John, as President of the Seneca Nation of Indians; (2) E. Brian Hansberry, as the new President and CEO of the Seneca Gaming Corporation (replacing John Pasqualoni); (3) the Seneca Nation of Indians; and (4) the Seneca Gaming Corporation. On October 25, 2007, the Seneca Nation of Indians filed a response in opposition to that motion as well, pointing out (1) that the motion to amend the complaint was not properly before the court because it is premised upon a finding that the Nation is a necessary and indispensible party, and (2) that the motion to amend is futile because the Nation and its officers are protected by sovereign immunity. As of December 5, 2007, the court had not ruled on this motion.

Dispositive motions to dismiss on behalf of both the plaintiff and the defendants have not yet been heard by the court. In addition, still pending before the court is the motion on behalf of the Seneca entities and officers in opposition to being joined as defendants to the lawsuit on, among other things, sovereign immunity grounds. If the plaintiff is successful in this lawsuit, the Nation would be unable to conduct any gaming upon lands acquired pursuant to SNLCSA.

County of Erie v. City of Buffalo (NYS Supreme Court, Index No. 2006-10440).

On November 6, 2006, a suit was brought in New York Supreme Court, County of Erie, by the County of Erie, New York, Joel Giambra (as County Executive), and Andrew Eszak (as Commissioner of the County of Erie Department of Environment and Planning), against the City of Buffalo, Mayor Byron Brown and the Buffalo Common Council seeking to invalidate the agreement pursuant to which SEGC acquired the two block section of Fulton Street (bisecting the Buffalo Creek Territory) on the basis that the City failed to refer the agreement to the County under Section 239-m of the New York State General Municipal Law. The defendants filed a motion to dismiss on December 1, 2006, which is pending before the court. If the plaintiffs are successful, the Nation may be delayed in the completion of the Seneca Buffalo Creek Casino or may be unable to complete the Seneca Buffalo Creek Casino as planned.

In the matter of the Petition of New York State Urban Development Corporation d/b/a Empire State Development Corporation (NYS Supreme Court, Niagara County)

Valuation Proceedings Pursuant to New York Eminent Domain Procedure Law

Pursuant to the Compact, New York State agrees to assist the Nation, in whatever manner appropriate, including the exercise of the power of eminent domain, to obtain the lands within the approximate 50-acre “footprint” described in the Compact. In the event New York State does acquire such lands through eminent domain, it further agrees to convey those lands to the Nation at a price equal to the State’s cost of acquisition. With the exception of approximately two acres of land and a hotel property within the footprint acquired for $7.9 million through a private sale in December 2005, substantially all of our real property acquisitions in Niagara Falls, NY have been pursuant to New York State Eminent Domain Procedure Law (EDPL) using the State’s power of eminent domain (through the Empire State Development Corporation (ESDC)). The amounts paid to condemnees from whom the ESDC has acquired property are deemed to be advance payments, in that property owners are entitled to reserve their rights to challenge the land and improvement values determined by the condemnor’s appraisers. The ESDC has made advanced payments under the EDPL of approximately $30.0 million for the condemned parcels within the footprint including, in particular, approximately 18 acres of land and improvements (a former water park) for an aggregate advanced payment of $18.0 million, and another hotel property for an aggregate advanced payment of $8.2 million.

Pursuant to the EDPL, New York state courts will determine the final purchase price to be paid to condemnees who elect to challenge the initial appraised value of their property. To date, all record owners from whom property was acquired pursuant to the EDPL have reserved rights to claim additional compensation. Four record owners have filed notices of claim to challenge the fair market value appraisals utilized by ESDC.  Fallsite LLC and Fallsville Splash, LLC have filed notices of claim (Index Nos. 126578/06 and 126578/06) in the amounts of $40.0 and $35.0 million for land and improvements (including trade fixtures), respectively, relating to a small former water park within the footprint. The aggregate ESDC appraisal value for the foregoing was $17.0 million. Intertrust Development has filed a notice of claim for $15.8 million (Index No. 127113/06) for land and improvements (including trade fixtures) associated with a former Holiday Inn hotel within the footprint. The aggregate ESDC appraisal value for the foregoing was $8.2 million. Additionally, JFD Holdings has filed a notice of claim (Index No. 127113/06) for an unspecified amount for land and improvements (including trade fixtures) associated with a former Pizza Hut restaurant within the footprint. The aggregate ESDC appraisal for the foregoing was approximately $0.4 million.

If a court determines that the value for the land and improvements is higher than the appraised value the Company paid to a condemnee, then the Company may be liable to the condemnee for the difference and potentially also responsible for certain additional costs and payments to the condemnee, such as attorneys’ fees.

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

Amounts payable for exclusivity fees were $9.3 million and $7.3 million at September 30, 2007 and 2006, respectively, and are recorded as exclusivity fees payable on the accompanying consolidated balance sheets. The exclusivity fee expense was $103.3 million, $79.0 million and $67.3 million for the years ended September 30, 2007, 2006 and 2005, respectively.

Additional Casino Locations and Expansion

As described in Note 1, the Compact provides the Nation the exclusive right to conduct Class III gaming activities at three sites in the western region of the State of New York. The Company opened its third Class III casino on July 3, 2007 in a temporary facility in Buffalo New York. The construction of the Company’s permanent casino at that site, as well as expansion by STGC at Seneca Allegany Casino will require significant capital outlays. The amount and timing of these capital expenditures are dependent on various factors including financing availability, certain Nation and governmental approvals, construction timelines, and the performance of its three operating casinos.

Capital Projects

On March 30, 2007, the Company opened its 212 room resort hotel, including two fine dining restaurants, a 24-hour casual restaurant and certain other amenities, at the Seneca Allegany Casino and Hotel; this followed the December 28, 2006, official opening of the permanent gaming floor. The estimated cost of constructing and equipping the hotel and expansion project is $169.0 million. Currently under construction at the Seneca Allegany Casino and Hotel  is the conversion of the former temporary casino into a 120,000 square foot events center, additional administration space and exterior landscaping and façade enhancements.. The estimated cost of this project is approximately $40.0 million and is expected to completed in Spring 2008.

We intend to commence construction of our next phase of development at Seneca Allegany Casino and Hotel in early 2008, which will include an additonal 179 to 204 room hotel tower, and up to 31,000 square feet of additional gaming space and related amenities, for a total estimated cost of up to $130 million.

On July 3, 2007, the Company opened a temporary Class III gaming facility at the Seneca Buffalo Creek Territory site (6,000 square feet including 125 slot machines and a snack bar) at a cost of $6.8 million. The Company is also finalizing the design and construction bid packages for a permanent Class III gaming facility on the Seneca Buffalo Creek Territory. The cost to construct and equip the Seneca Buffalo Creek Casino permanent facility is currently expected to be approximately $333.0 million.

The Company is constructing a golf course in Lewiston, New York that will have an estimated cost of $26.0 million. The golf course under development is a Robert Trent Jones, Jr. designed course and is to include a related clubhouse, retail, and food and beverage operations. In Fiscal 2007, $4.5 million was spent for golf course design and construction costs.

Operating Leases

In addition to the Head Leases with the Nation (Note 13), the Company rents land and building space, an employee parking lot, and warehouse space; and administrative space for its STGC casino facility, under various operating leases. The lease terms vary from yearly to 21 years with renewal options. Total rent expense under all operating leases for 2007, 2006, and 2005 was approximately $54.4 million, $40.6 million, and $32.7 million, respectively. The terms of the 2004 and 2005 Senior Notes allow the monthly payments under the SNFGC, STGC, and SEGC head leases to increase up to 3.0% beginning no earlier than October 2005. Lease increases in excess of 3% are subject to the terms of the Indenture governing the Company’s senior notes and the Distribution Agreement. Estimated minimum rents due under the operating leases (including the Head Lease and STGC land lease) are as follows:

(In Thousands)
Fiscal year ended September 30:
2008	$49,042
2009	49,801
2010	51,169
2011	52,704
2012	54,285
Thereafter	716,136
$973,137

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

10.2

Agreement of Lease, dated as of October 25, 2002, between Seneca Nation of Indians, as Landlord, and SNFGC, as Tenant, as amended on December 23, 2002 (incorporated by reference to Exhibit 10.4 to SGC’s Registration Statement No. 333-117633 filed with the SEC on July 23, 2004).

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

10.5

Agreement, dated as of September 1, 2004, between SNFGC, as Owner, and Klewin Building Company, Inc., as Design/Builder (for Seneca Allegany Casino Parking Garage) (incorporated by reference to Exhibit 10.10 to SGC’s Annual Report on Form 10-K filed with the SEC on May 9, 2005).

10.6

Agreement, dated as of September 1, 2004, between STGC, as Owner, and Klewin Building Company, Inc., as Design/Builder (for Seneca Allegany Casino hotel and casino) (incorporated by reference to Exhibit 10.11 to SGC’s Annual Report on Form 10-K filed with the SEC on May 9, 2005).

10.7

Construction Management Agreement, dated as of July 14, 2005, between Seneca Construction Management Corporation, as Construction Manager, and STGC, as Owner (for Seneca Allegany Casino Phase II Hotel and Casino) (incorporated by reference to Exhibit 10.1 to SGC’s Current Report on Form 8-K filed with the SEC on July 17, 2005).

10.8

Letter of Agreement, dated June 29, 2005, for Mutual Termination of the Agreement dated September 1, 2004 between SNFGC, as Owner, and Klewin Building Company, Inc., as Design/Builder (for Seneca Allegany Casino Phase II Hotel and Casino) (incorporated by reference to Exhibit 10.2 to SGC’s Current Report on Form 8-K filed with the SEC on July 17, 2005).

10.9	+

Employment Agreement, dated July 13, 2004, between SGC and Barry W. Brandon (incorporated by reference to Exhibit 10.9 to SGC’s Registration Statement No. 333-117633 filed with the SEC on July 23, 2004).

10.10	+

Amended and Restated Employment Agreement, dated April 13, 2004, between SGC and G. Michael Brown (incorporated by reference to Exhibit 10.8 to SGC’s Registration Statement No. 33-117633 filed with the SEC on July 23, 2004).

10.11	+

Amended and Restated Employment Agreement, dated July 13, 2004, between SGC and Annette Mohawk Smith (incorporated by reference to Exhibit 10.10 to SGC’s Registration Statement No. 333-117633 filed with the SEC on July 23, 2004).

10.12	+

Second Amended and Restated Employment Agreement, dated April 6, 2005, between SGC and John Pasqualoni (incorporated by reference to Exhibit 10.16 to SGC’s Annual Report on Form 10-K filed with the SEC on May 9, 2005).

10.13	+

Amended and Restated Employment Agreement, dated July 13, 2004, between SGC and Joseph D’Amato (incorporated by reference to Exhibit 10.12 to SGC’s Registration Statement No. 333-117633 filed with the SEC on July 23, 2004).

10.14	+

Amended and Restated Employment Agreement, dated July 13, 2004, between SGC and Michael F. Speller (incorporated by reference to Exhibit 10.13 to SGC’s Registration Statement No. 333-117633 filed with the SEC on July 23, 2004).

10.15	+	Employment Agreement, dated April 28, 2005, between SGC and Rajat Shah (incorporated by reference to Exhibit 10.11 to SGC’s Annual Report on Form 10-K filed with the SEC on May 9, 2005).

10.16	+

Amendment No. 1 to Employment Agreement, dated as of October 1, 2005, between SGC and Barry W. Brandon (incorporated by reference to Exhibit 10.20 to SGC’s Registration Statement No. 333-128443 filed with the SEC on November 30, 2005)

10.17	+

Amendment No. 1 to Second Amended and Restated Employment Agreement, dated as of January 30, 2006, between SGC and John Pasqualoni (incorporated by reference to Exhibit 10.23 to SGC’s Amendment No. 3 to Registration Statement on Form S-4 filed with the SEC on February 2, 2006).

10.18	+

Letter of Resignation and Mutual Release of all Claims, dated as of April 28, 2006, executed by Annette Smith and SGC (incorporated by reference to Exhibit 10.1 to SGC’s Current Report on 8-K filed with the SEC on May 4, 2006).

10.19	+

Amendment No. 2 to Employment Agreement, effective as of September 14, 2006, between SGC and Barry W. Brandon (incorporated by reference to Exhibit 10.1 to SGC’s Current Report on Form 8-K filed with the SEC on September 20, 2006).

10.20	+

Amendment No. 1 to Employment Agreement, effective as of September 14, 2006, between SGC and Rajat Shah (incorporated by reference to Exhibit 10.2 to SGC’s Current Report on Form 8-K filed with the SEC on September 20, 2006).

10.21	+

Amendment No. 1 to Employment Agreement, entered into on September 14, 2006 and effective as of June 22, 2006, between SGC and Joseph D’Amato (incorporated by reference to Exhibit 10.3 to SGC’s Current Report on Form 8-K filed with the SEC on September 20, 2006).

10.22	+

Amendment No. 1 to Employment Agreement, entered into on September 14, 2006 and effective as of June 22, 2006, between SGC and Michael Speller (incorporated by reference to Exhibit 10.4 to SGC’s Current Report on Form 8-K filed with the SEC on September 20, 2006).

10.23	+

Employment Agreement, dated December 15, 2006, and effective as of June 22, 2006, between Seneca Gaming Corporation and Patrick M. Fox (incorporated by reference to Exhibit 10.29 to SGC’s Annual Report on Form 10-K filed with the SEC on December 18, 2006).

10.24

Construction Management Agreement, entered into January 12, 2006 and effective as of September 1, 2005, between SNFGC, as Owner, and Seneca Construction Management Corporation, as Construction Manager (incorporated by reference to Exhibit 10.21 to SGC’s Amendment No. 2 to Registration Statement on Form S-4 filed with the SEC on January 17, 2006).

10.25

First Amendment to Construction Management Agreement, dated as of January 12, 2006, by and between Seneca Construction Management Corporation, as Construction Manager, and STGC, as Owner (incorporated by reference to Exhibit 10.22 to SGC’s Amendment No. 2 to Registration Statement on Form S-4 filed with the SEC on January 17, 2006).

10.26

Agreement between the City of Buffalo, New York, Seneca Gaming Corporation, Seneca Erie Gaming Corporation and the Seneca Nation of Indians, effective November 9, 2006 (incorporated by reference to Exhibit 10.1 to SGC’s Current Report on Form 8-K filed with the SEC on November 14, 2006).

10.27	+	Separation Agreement between SGC and John Pasqualoni effective February 7, 2007 (incorporated by reference to Exhibit 10.1 to SGC’s Current Report on Form 8-K filed with the SEC on February 7, 2007).

10.28	+	Separation Agreement between SGC and Joseph D’Amato effective February 7, 2007 (incorporated by reference to Exhibit 10.2 to SGC’s Current Report on Form 8-K filed with the SEC on February 7, 2007).

10.29		Head Lease Agreement between STGC and the Nation dated February 28, 2007 (incorporated by reference to Exhibit 10.1 to SGC’s Current Report on Form 8-K filed with the SEC on March 7, 2007).

10.30		Head Lease Agreement between SEGC and the Nation dated February 28, 2007 (incorporated by reference to Exhibit 10.2 to SGC’s Current Report on Form 8-K filed with the SEC on March 7, 2007).

10.31	+

Employment Agreement, dated April 10, 2007, and effective as of March 6, 2007, between SGC and Robert Victoria (incorporated by reference to Exhibit 10.1 to SGC’s Current Report on Form 8-K filed with the SEC on April 16, 2007).

10.32	+

Employment Agreement, dated April 12, 2007, and effective as of February 7, 2007, between SGC and E. Brian Hansberry (incorporated by reference to Exhibit 10.1 to SGC’s Current Report on Form 8-K/A filed with the SEC on April 18, 2007).

10.33

Distribution Agreement, dated April 27, 2007, among the Nation, the Seneca Nation of Indians Capital Improvements Authority, SGC and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 10.1 to SGC’s Current Reporat on Form 8-K filed with the SEC on May 1, 2007).

21.1	*	List of Subsidiaries of SGC.

24.1	*	Power of Attorney (included on the signature page of this Annual Report).

31.1	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

*Filed herewith.

+Management contract or compensatory plan or arrangement.

(b)See item (a)3. above.

(c)See item (a)1. and 2. above.