Form 10-Q
period 2007-12-31
Seneca Gaming Corp
filed 2008-02-14
CIK 1296785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

At February 14, 2008, the registrant had no outstanding shares of common stock.  The registrant is wholly owned by the Seneca Nation of Indians.

ii

PART I.  FINANCIAL INFORMATION

Item I.                                                              Financial Statements

SENECA GAMING CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2007	September 30, 2007
	(Dollars in Thousands)
Assets
Current assets:
Cash and cash equivalents	$74,549	$78,662
Short-term investments	750	19,100
Receivables from affiliates	179	58
Other receivables, net	3,367	3,585
Inventories	4,120	4,421
Other current assets	7,274	8,194
Total current assets	90,239	114,020

Property and equipment, net	702,166	699,381
Restricted cash	15,428	14,579
Other long-term assets	59,591	57,980

Total assets	$867,424	$885,960

Liabilities and Capital
Current liabilities:
Trade payables	5,336	6,194
Construction payables — SCMC	11,938	21,201
Distributions payable to Nation	36,000	48,000
Exclusivity fees payable	8,501	9,279
Accrued interest	6,042	15,104
Customer point liability	9,896	9,578
Accrued regulatory expenses	24,831	23,240
Other current liabilities	31,257	27,773
Total current liabilities	133,801	160,369

Long-term debt	495,598	495,347

Total liabilities	629,399	655,716

Capital:
Retained earnings	238,025	230,244

Total liabilities and capital	$867,424	$885,960

See accompanying notes to consolidated financial statements.

SENECA GAMING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,

	2007	2006
	(Dollars in thousands)
Revenues

Gaming	$150,080	$141,273
Food and beverage	14,814	13,269
Lodging	7,313	4,658
Retail, entertainment and other	6,671	5,245
Less: Promotional allowances	(28,678)	(24,266)
Net revenues	150,200	140,179

Expenses

Gaming	41,438	32,980
Food and beverage	12,616	11,297
Lodging	3,763	2,367
Retail, entertainment and other	3,843	3,570
Advertising, general and administrative	49,523	35,258
Pre-opening costs	93	4,679
Depreciation and amortization	13,642	11,076

Total operating expenses	124,918	101,227

Operating income	25,282	38,952
Other non-operating expenses	(3,750)	(286)
Interest income	748	1,403
Interest expense	(9,871)	(8,563)

Net income	$12,409	$31,506

See accompanying notes to consolidated financial statements.

SENECA GAMING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31,

	2007	2006
	(Dollars in Thousands)
Cash flows relating to operating activities:
Net income	$12,409	$31,506
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,642	11,076
Amortization of deferred financing costs and debt discount	809	808
Other than temporary decline in investments	3,750	—
Provision for bad debts	90	77
Loss on disposal of assets	63	—

Change in operating assets and liabilities:
Current assets	1,228	(695)
Long-term assets	(3)	(10)
Current liabilities	(5,305)	(11,638)

Net cash provided by operating activities	26,683	31,124

Cash flows relating to investing activities:
Purchases of property and equipment	(24,353)	(68,399)
Land acquisition costs	(3,566)	(2,125)
Sales of investments, net	14,600	22,700
Deposit to restricted cash, net	(849)	(240)

Net cash used in investing activities	(14,168)	(48,064)

Cash flows relating to financing activities:

Distributions paid to the Nation	(16,628)	(8,000)

Net cash used in financing activities	(16,628)	(8,000)

Net decrease in cash	(4,113)	(24,940)

Cash balances:
Beginning of period	78,662	78,195
End of period	$74,549	$53,255

See accompanying notes to consolidated financial statements.

SENECA GAMING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      Organization and Basis of Presentation

The consolidated financial statements include the accounts of Seneca Gaming Corporation, or SGC, and its wholly owned subsidiaries, or, collectively, the Company.  In consolidation, all intercompany balances and transactions have been eliminated.  The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of SGC’s management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.  Operating results for the three months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ended September 30, 2008.  For further information, reference is made to the consolidated financial statements and notes thereto included in SGC’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007, or 2007 Form 10-K, as well as SGC’s other filings with the Securities and Exchange Commission, or SEC, pursuant to the Securities Exchange Act of 1934, as amended, and the Securities Act of 1933, as amended.

SGC, which was formed on August 1, 2002, is wholly owned by the Seneca Nation of Indians, or the Nation, a federally recognized Indian nation.  SGC was organized by the Nation to operate and manage its Class III gaming activities on the Nation’s territories pursuant to the Indian Gaming Regulatory Act of 1988, or IGRA.  Under IGRA, federally recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal land, subject to, among other things, the negotiation of a compact with the affected state.  Pursuant to IGRA, the Nation entered into the Nation-State Gaming Compact with the State of New York in August 2002, or the Compact, which has been approved by the Federal Bureau of Indian Affairs, Department of the Interior.  The Compact expires in December 2016 and automatically renews for an additional seven year period unless either the Nation or the State of New York objects in writing, in which case the parties are required to negotiate in good faith to address the objecting party’s concerns, with only the issue of a party’s good faith subject to third party dispute resolution.  The Compact provides that its terms will remain in effect during the pendency of such negotiations. The Compact provides the Nation the right to conduct Class III gaming activities at three sites in the western region of the State of New York.  The right is exclusive, subject to certain limited exceptions.

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

The Council, at the request of the SGC Board of Directors, chartered three subsidiary corporations of SGC to operate the three sites authorized by the Compact. In addition, the SGC Board of Directors hired the executive management of SGC, including the President and Chief Executive Officer, to oversee, develop, and manage the three sites. The subsidiary corporations that operate the three sites authorized by the Compact are as follows:

•              Seneca Niagara Falls Gaming Corporation, or SNFGC

•              Seneca Territory Gaming Corporation, or STGC

•              Seneca Erie Gaming Corporation, or SEGC

SNFGC was formed on August 1, 2002 to operate the Nation’s Class III gaming facilities in Niagara Falls, New York.  Operations at SNFGC’s casino, the Seneca Niagara Casino, commenced December 31, 2002.  On March 31, 2006, SNFGC officially completed the phased opening of its luxury hotel expansion, which included a 604 room luxury hotel with 118 suites of various sizes, a full-service spa, salon, and fitness center, 35,000 square feet of additional gaming space, three new restaurants, three new retail stores, and a 25,200 square-foot multi-purpose room and event center.  The luxury hotel is adjacent and connected to the Seneca Niagara Casino.  The entire complex, including the luxury hotel and the Seneca Niagara Casino, is referred to as the Seneca Niagara Casino and Hotel.

STGC was formed on September 20, 2003 to operate the Nation’s Class III gaming facilities near Salamanca, New York on its existing territorial land. Operations at STGC’s casino, the Seneca Allegany Casino, commenced May 1, 2004.  On March 30, 2007, the phased opening of the permanent gaming facility and resort hotel was completed, which included a permanent 92,000 square foot gaming facility (providing 37,000 square feet more gaming space than the original 55,000 square foot temporary gaming facility), a 212-room resort hotel, two fine dining restaurants, a 24 hour casual restaurant, a spa and fitness center, and retail and other amenities.  As of December 31, 2007, the conversion of the former approximate 120,000 square foot temporary casino structure into an events center with a seating capacity for 1,700 people, along with additional administrative and support space was substantially complete.  An official opening of the new events center is planned for March 2008.  The entire complex, including the Seneca Allegany Casino and resort hotel, is referred to as the Seneca Allegany Casino and Hotel.

SEGC was formed on August 9, 2003 to operate the Nation’s Class III gaming facility in Erie County, New York.  On October 3, 2005, the Nation acquired approximately nine acres of land in the inner-harbor district of downtown Buffalo.  SEGC commenced construction of its Seneca Buffalo Creek Casino on those nine acres on December 8, 2005 and on July 3, 2007 commenced Class III gaming on such property, in a temporary facility, in fulfillment of the requirement set forth in the Nation’s Compact with the State of New York. The Nation’s exclusive right, under the Compact, to establish and operate a third Class III gaming facility in Erie County, New York may have terminated if the Nation or SEGC had failed to commence Class III gaming operations in Erie County by December 9, 2007.

During Fiscal 2007, the Nation’s Council also chartered, at the request of the SGC Board of Directors, two additional subsidiary corporations, Lewiston Golf Course Corporation, or LGCC, a subsidiary of SNFGC and Seneca Massachusetts Gaming Corporation, or SMGC, a subsidiary of SGC.

LGCC was formed on July 18, 2007 by the Nation’s Council as a new wholly-owned subsidiary of SNFGC to own, develop and operate SNFGC’s planned golf course amenity in Lewiston, New York.

SMGC was formed on August 11, 2007 by the Nation’s Council, as a new wholly-owned subsidiary of SGC to explore development opportunities related to gaming in the Commonwealth of Massachusetts.

2.             Short-Term Investments

Short-term investments are classified as available for sale as defined in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.  Investments are stated at fair value.  The Company evaluates investments for conditions that may indicate that an other-than-temporary decline in market value has occurred. In conducting this review, numerous factors are considered which, individually or in combination, may indicate that a decline is other-than-temporary. Based on this evaluation, an other-than-temporary loss on one specific investment of $3.75 million was recorded in the first quarter 2008 as other non-operating expense. The cost basis of this investment has been reduced by the amount of the other-than-temporary loss recorded.

3.                                      Long-Term Debt

Long-term debt, as described below, consists of the 2004 and 2005 7¼% senior notes.

7¼% Senior Notes

On May 5, 2004, SGC issued $300.0 million in 7¼% senior notes due 2012, or the 2004 senior notes.  On May 23, 2005, SGC issued an additional $200.0 million in 7¼% senior notes due 2012, Series B, or the 2005 senior notes.

The 2004 and 2005 senior notes are guaranteed by SNFGC, STGC, SEGC and LGCC. The 2005 senior notes are treated as a single class with the 2004 senior notes and are identical to the 2004 senior notes, except for certain tax attributes and prior to November 1, 2005 the amount of interest accrued thereon.   Interest on the 2004 and 2005 senior notes is payable semi-annually on May 1 and November 1.  The 2004 and 2005 senior notes are unsecured and rank equally.  As of December 31, 2007, aggregate accrued interest on the 2004 and 2005 senior notes was $6.0 million. The senior notes, which mature on May 1, 2012, are redeemable at SGC’s option in whole or in part at any time after May 1, 2008 at the redemption prices set forth in SGC’s Indenture, are subject to redemption requirements imposed by gaming laws and regulations and are required to be repurchased by SGC at the option of holders upon certain change of control events.

The Indenture governing the 2004 and 2005 senior notes contains certain financial and non-financial covenants.  The financial covenants include limitations on restricted payments, the incurrence of indebtedness and affiliate transactions, while the non-financial covenants include reporting obligations and compliance with laws and regulations.  As of December 31, 2007, SGC was in compliance with all covenants in the Indenture.

4.                                      Related-Party Transactions

Operating Lease Agreements with the Nation

The Nation has entered into operating lease agreements (each a Head Lease) with each of SNFGC, STGC and SEGC.  Due to the related party nature of these leases, which can be effectively modified by the Nation, SGC records monthly lease expense equal to the required payment amount for the respective month.  Lease payment increases under the Head Leases are restricted under the terms of the Indenture governing the senior notes and the Distribution Agreement referenced in Note 5.  These leases contain no renewal options or escalation clauses.

The SNFGC Head Lease (dated October 25, 2002) has a term of 21 years and covers use of the land and certain improvements existing at the commencement of such lease, principally including structures formerly known as the Niagara Falls Convention Center and Lackey Plaza.  As of October 1, 2005, monthly lease payments under the SNFGC Head Lease were $1,287,500.  The lease payments were increased by 3%, effective October 1, 2006, to $1,326,125 per month, and an additional 3%, effective October 1, 2007, to $1,365,909 per month in each case, as approved by the board of directors of each of SGC and SNFGC.  The lease payments may be further increased by up to 3% each October 1, subject to approval by the Board of Directors of SNFGC, compliance with the terms of the Indenture governing SGC’s senior notes and compliance with the Distribution Agreement.  Lease payments under the SNFGC Head Lease are payable only to the extent that sufficient funds are available, measured on an annual basis, from the net proceeds derived from casino and other related operations at those facilities.  If on an annual basis sufficient funds are not available, any shortfall in the rent amount does not accumulate.

The STGC and SEGC Head Leases were effective as of May 1, 2004 and April 1, 2006 respectively.  Both of these Head Leases cover use of the land which is currently being used in operating the Seneca Allegany Casino and Hotel and Seneca Buffalo Creek Casino, respectively.  The STGC and SEGC Head Leases are effective until the date 21 years after the commencement of the Nation’s Class III gaming operations under the Compact.  With respect to the STGC Head Lease, as of October 1, 2005 monthly lease payments were $1,287,500.  Payments were increased by 3%, effective October 1, 2006, to $1,326,125 per month, and by an additional 3%, effective October 1, 2007, to $1,365,909 per month in each case, as approved by the board of directors of STGC.  With respect to the SEGC Head Lease, for the first six months of the term, SEGC made monthly lease payments of $520,000 to the Nation.  Payments were increased, effective October 1, 2006, to $1,250,000, and by an additional 3%, effective October 1, 2007, to $1,287,500 in each case as approved by the Board of Directors of SEGC.  Each October 1 annual rent under both the STGC and SEGC Head Leases will increase to 103% of the prior year’s annual rent, provided that no increase in annual rent will be effective if it violates or results in a default under, any agreement, indenture, instrument or other commitment legally binding upon STGC or SEGC (or the Nation), or to which the leased premises are subject.  If on an annual basis sufficient funds are not available, any shortfall in the rent amount does not accumulate.

The Nation has provided notice of its intent to increase by $14 million the aggregate annual amount of the payments payable to the Nation by SNFGC, STGC, and SEGC under the Head Lease agreements, subject to compliance with all applicable commitments, obligations and restrictions binding upon SGC, such SGC subsidiaries and the Nation, or to which the leased premises are subject.  The projected aggregate Head Lease payments after the increase are

$62 million for fiscal year 2008.  In connection with such aggregate $14 million increase, a written opinion of an independent financial advisor will be obtained stating that the terms of these proposed lease amendments effecting the referenced lease payment increases are fair, from a financial point of view, to each company involved.  Such opinion will be provided to the trustee under the Indenture governing SGC’s senior notes.  The Company believes that it is probable that, effective October 1, 2007, its aggregate rent under the Head Lease agreements will increase by $14 million for fiscal 2008, and accordingly, during the quarter ended December 31, 2007, the Company commenced recording rent expense utilizing the expected annual rental amount.

Lease expense resulting from the above agreements was as follows for the three month period ended December 31, 2007 and 2006:

	Three Months Ended December 31,

	2007	2006
	(In millions of dollars)
SNFGC	$6.4	$4.0

STGC	5.2	4.0

SEGC	3.9	3.8
	$15.5	$11.8

SNFGC, STGC, and SEGC record the lease costs as a component of advertising, general and administrative costs in the accompanying consolidated statements of operations.  Prior to opening the temporary facility, SEGC recorded the lease cost as a component of pre-opening costs in the accompanying consolidated statements of operations.

Other Related Party Transactions

SNFGC, STGC and SEGC have each entered into construction management agreements with Seneca Construction Management Corporation, or SCMC, for certain renovations and capital improvements at Seneca Niagara Casino and Hotel, Seneca Allegany Hotel and Casino, and Seneca Buffalo Creek Casino, respectively.  SCMC is wholly owned by the Nation.  For the three-month period ended December 31, 2007, SNFGC, STGC and SEGC have collectively made payments to SCMC for construction management fees and other related costs of $0.7 million.

SNFGC and STGC lease space within both Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel, respectively, for operation of poker rooms by Seneca Gaming & Entertainment, a Class II business enterprise of the Nation.  For the three-month periods ended December 31, 2007 and 2006, SGC recorded $0.3 million and $0.3 million of poker room rental income and fees, respectively.  At December 31, 2007 and September 30, 2007, SGC has recorded $0.2 million and $0.1 million, respectively, as a receivable from the Nation relating to poker room rentals and fees.

Effective September 1, 2006, SGC declared cash distributions to the Nation totaling $26.0 million, payable in thirteen equal monthly payments of $2.0 million beginning September 2006.  Effective December 1, 2006, SGC declared additional cash distributions to the Nation totaling $20.0 million, payable in ten equal monthly payments of $2.0 million beginning December 2006. SGC declared cash distributions to the Nation totaling $48 million, payable in twelve equal monthly payments of $4.0 million beginning October 2007.   For the three months ended December 31, 2007, SGC paid cash distributions of $12.0 million to the Nation pursuant to the foregoing distribution declarations. The remaining declared cash distributions of $36.0 million which are payable on future payment dates are shown as ‘Distributions payable to Nation’ on the accompanying consolidated balance sheets.  In addition to the declared cash distributions, SGC distributed $4.4 million to the Nation under the Distribution Agreement, dated April 27, 2007, relating to the Seneca Nation of Indians Capital Improvements Authority’s special obligation bonds, and $0.2 million for traffic signal designs in Allegany, for the three months ended December 31, 2007.

During the three months ended December 31, 2007 and 2006, SGC distributed to the Nation acquired real property of $0 and $0.6 million, respectively, for use in its casino and other related entertainment operations.  Such distribution amounts were based on the acquisition cost of the real property.

In addition, SGC has recorded approximately $49.4 million in land and related acquisition costs as ‘Other long-term assets’ in the accompanying balance sheets as of December 31, 2007, which are expected to be transferred to the Nation.

SGC is charged by the Nation for SGA costs, which are incurred by the Nation.  SGA costs charged to SGC were approximately $2.5 million and $2.4 million for the three months ended December 31, 2007 and 2006, respectively.  SGC also incurs costs, which are passed through to the Nation for New York State gaming regulatory services, New York State Police, Seneca Nation of Indians Marshalls, Buffalo Police and Cattaraugus County Sheriff Department services.  SGC recorded costs of approximately $2.8 million and $2.1 million for the three-month periods ended December 31, 2007 and 2006, respectively, in connection with these services.  At December 31, 2007 and September 30, 2007, approximately $24.8 million and $23.2 million, respectively, of SGA, other regulatory, and police costs were recorded as current liabilities.

STGC leases office space in a building owned by the brother of a member of SGC’s board of directors.  For the three-month periods ended December 31, 2007 and 2006, such lease expense totaled $65,000 and $61,000, respectively.

SNFGC, STGC, and SEGC, through a competitive bidding process, have purchased goods and services from DRJ Enterprises, which is owned by the brother-in-law of the SGC Chairman.  Payments to DRJ Enterprises for the three-month periods ended December 31, 2007 and 2006 totaled $186,000 and $76,000, respectively.

5.                                      Commitments and Contingencies

The Seneca Nation Compact

As part of its Compact, the Nation agrees to contribute to the State of New York a portion of the proceeds from the operation and conduct of each category of gaming device for which exclusivity exists, based on the win of such machines (cash dropped into machines, after payouts but before expenses) and totaled on a cumulative quarterly basis to be adjusted annually at the end of the relevant calendar year.  The exclusivity fee to the State of New York for years 1-4 (through December 31, 2006) was 18.0% payable on an annual basis.  Thereafter, the exclusivity fee is 22.0% for years 5-7 (through December 31, 2009) payable on a semi-annual basis, and 25.0% for years 8-14 (through December 31, 2016) payable on a quarterly basis.

Pursuant to the Compact, amounts due to New York State are payable by the Nation.  In February 2005, SNFGC and STGC commenced monthly payments to the Nation of each entity’s prior month’s exclusivity fees.  For the three months ended December 31, 2007 and 2006, total exclusivity fees paid to the Nation were $27.1 million and $20.7 million, respectively.  Of the $27.1 million exclusivity fee for the three months ended December 31, 2007, $18.5 million was attributable to SNFGC, $7.2 million was attributable to STGC, and $1.4 million was attributable to SEGC.

Permanent Buffalo Casino and Other Expansion

As described in Note 1, the Compact provides the Nation the right to conduct Class III gaming activities at three sites in the western region of the State of New York.  The conversion of the former temporary casino at the Seneca Allegany Casino and Hotel into a 120,000 square foot events center, and additional administration space was substantially complete on December 31, 2007.  Exterior landscaping and façade enhancements are expected to be completed in Summer 2008 and 2009, respectively. The estimated cost of this project, plus exterior landscaping and façade enhancements, is approximately $40.0 million. The Company also intends to commence construction of the next phase of development at Seneca Allegany Casino and Hotel in Spring 2008, which will include an additional 179 to 204 room hotel tower, and up to 31,000 square feet of additional gaming space and related amenities, for a total estimated cost of up to $130 million, with such expansion estimated for completion in Fall 2009.

The Company has begun site preparation and is also finalizing the design and construction bid packages for a permanent Class III gaming facility and hotel on the Seneca Buffalo Creek Territory, with such expansion estimated for completion in Summer 2010. The cost to construct and equip the Seneca Buffalo Creek Casino permanent facility is currently expected to be approximately $333.0 million.  The Company also intends to expand the current temporary gaming facility to include an additional 109 slot machines at a cost of approximately $2.2 million including equipment and furnishings, with such expansion estimated for completion in Spring 2008.

The planned construction of the permanent full service Seneca Buffalo Creek Casino and Hotel on the Nation’s Buffalo Creek Territory, as well as the expansion at Seneca Allegany Casino and Hotel, will require significant capital outlays.  The timing of these capital expenditures and the ability to complete these projects are dependent on various factors including certain Nation and other governmental approvals, the effects of legal and/or administrative proceedings, construction timelines, the performance of SGC’s casinos, and with regard to the planned permanent Seneca Buffalo Creek Casino and Hotel, financing availability.

Distribution Agreement Obligations

On April 27, 2007, SGC entered into a Distribution Agreement among the Nation, the Seneca Nation of Indians Capital Improvements Authority, or the Authority, SGC and Wells Fargo Bank, as Trustee, in connection with the Authority’s issuance in two series (one tax exempt and the other taxable) of an aggregate principal amount of $159,495,000 special obligation bonds, or the 2007 Bonds.  The Distribution Agreement obligates SGC, subject to any contractual restrictions applicable to SGC (including, but not limited to, those contained in the Indenture governing SGC’s 2004 and 2005 senior notes), to make monthly distributions to the Nation at the times and in the amounts necessary to enable the Authority to pay the debt service on the 2007 Bonds as required under the Authority’s indenture.  At the direction of the Nation and the Authority, SGC will pay such distributions directly to the Trustee.  The Authority’s debt service commenced on June 1, 2007.  For the period from June 1, 2007 through December 1, 2007, the Authority’s debt service averaged approximately $0.9 million per month. For the period from January 1, 2008 through December 1, 2013, the Authority’s debt service averages approximately $1.8 million per month. For the period from June 1, 2014 through December 1, 2023, the Authority’s debt service averages approximately $1.2 million per month. The foregoing debt service averages are based on scheduled payments of interest and principal under the Authority’s indenture and bonds and do not address the effects of any earlier call for redemption, by acceleration or otherwise.  The Distribution Agreement provides that neither the Trustee nor the Authority’s bondholders will have any recourse under the Distribution Agreement to any revenues, assets or property of SGC or its subsidiaries should SGC fail to comply with its distribution obligations.  For the three months ended December 31, 2007, SGC distributed to the Nation $4.4 million for the Authority’s debt service on the special obligation bonds.

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

Forward-Looking Statements

When used in this Quarterly Report on Form 10-Q, in other filings with the SEC, in our press releases or in our other public communications, the words “believe,” “estimate,” “anticipate,” “expect,” “contemplate,” “may,” “will” and similar expressions are intended to identify forward-looking statements.  Statements looking forward in time are included in this Quarterly Report on Form 10-Q pursuant to the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995.  Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially, including, but not limited to, the risk factors contained or referenced herein and in our other reports filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, including our 2007 Form 10-K.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their respective dates.  We undertake no obligation to update these forward-looking statements to reflect events or circumstances occurring after their respective dates.

Overview

SGC is wholly owned by the Nation and chartered to develop, manage and direct all of the Nation’s Class III gaming operations on the Nation’s territories in Western New York. SGC was chartered by the Nation in August 2002.  In August 2002, the Nation entered into the Compact with New York State that provides the Nation with the right to establish and operate three Class III gaming facilities in Western New York.  We currently operate three Class III gaming facilities in Western New York—Seneca  Niagara Casino and Hotel, which is located in the City of Niagara Falls, New York (Niagara Territory) and operated by SNFGC, approximately 20 miles north of Buffalo, New York, Seneca Allegany Casino and Hotel, which is located in the City of Salamanca, New York (Allegany Territory) and operated by STGC, approximately 75 miles northeast of Erie, Pennsylvania, and Seneca Buffalo Creek Casino, which is located in the inner harbor district of Buffalo, New York (Buffalo Creek Territory) and operated by SEGC. Seneca Niagara Casino and Hotel opened on December 31, 2002 (initially, as the Seneca Niagara Casino).  Seneca Allegany Casino and Hotel opened on May 1, 2004 (initially, as the Seneca Allegany Casino).  Seneca Buffalo Creek Casino commenced operations on July 3, 2007 in a temporary facility.  Our three casinos are located on land held in restricted fee by the United States, which, together with the rights under the Compact, allows us to conduct Class III gaming operations at these locations in New York State and to operate the only gaming facilities in New York State offering both Class III slot machines and table games.

As of December 31, 2007, Seneca Niagara Casino and Hotel featured over 147,000 square feet of gaming space, 4,199 slot machines, 102 table games and 604 hotel rooms, and Seneca Allegany Casino and Hotel featured over 68,000 square feet of gaming space, 2,336 slot machines, 41 table games and 212 hotel rooms.

Under the Compact, the Nation has the right to establish and operate a third Class III gaming facility in Erie County, New York.  On July 3, 2007, we opened our Seneca Buffalo Creek Casino in a temporary facility.  The casino currently has 135 Class III slot machines, and no table games.  We plan to open our permanent Class III gaming facility and hotel on this site in 2010.  See “Executive Summary — Seneca Buffalo Creek Casino,” “Part II. Item 1. — Legal Proceedings,” and “2007 Form 10-K Item 3. — Legal Proceedings” for information regarding the status of, and litigation related to, our Seneca Buffalo Creek Casino.

Executive Summary

Our Current Operations.     We currently operate three Class III gaming facilities, Seneca Niagara Casino and Hotel on the Niagara Territory, Seneca Allegany Casino and Hotel on the Nation’s Allegany Territory, and the Seneca Buffalo Creek Casino (slots only temporary facility) on the Nation’s Buffalo Creek Territory.  Our casino operations include gaming, dining, lodging, entertainment and retail.  For the three months ended December 31, 2007, approximately 92% and 94%, respectively, of our net revenue was derived from our gaming activities.

Key Performance Indicators.     Our operating results are dependent on the volume of patrons at our casinos and our ability to attract them for repeat visits.

Seneca Niagara Casino and Hotel.     Prior to the opening of our luxury hotel, Seneca Niagara Casino primarily relied on drive-in and bus patrons from the Buffalo, Niagara Falls, and Rochester areas in New York and secondarily from the Erie, Pennsylvania area, Ohio and other parts of New York.  Since completion of the phased  opening of our new luxury hotel, expanded gaming floor and related amenities in March 2006, Seneca Niagara Casino and Hotel has experienced continuous growth in its patron base. The expansion of Seneca Niagara Casino and Hotel, including the addition of our luxury hotel and other amenities, has enabled us to increase higher-end patron volume, gaming activity and length of stay, and extend our geographic penetration and appeal to a more diverse demographic base.  The total cost of the luxury hotel expansion project was approximately $234.0 million.

Seneca Allegany Casino and Hotel.    Since opening on May 1, 2004, Seneca Allegany Casino and Hotel has experienced steady growth in its patron base and net revenue.  Seneca Allegany Casino and Hotel has attracted patrons from the southern portion of Western New York, Erie and Pittsburgh, Pennsylvania, and Ohio.  From opening through December 31, 2007, approximately 69% of the casino’s patron base has come from outside of the State of New York.

In March 2007, we opened a 212-room resort hotel, including two fine dining restaurants, a 24-hour casual restaurant and other certain amenities, at Seneca Allegany Casino and Hotel after officially opening the new permanent gaming floor in December 2006.  The total cost to construct and equip the resort hotel and permanent casino was approximately $169.0 million.  As of December 31, 2007, we have capitalized approximately $168.3 million of costs related to this expansion project.  We have substantially completed the conversion of the former approximate 120,000 square foot temporary casino structure into an events center with a seating capacity for 1,700 people, along with additional administrative and support space, and are planning for an official opening in March 2008.  We estimate that the cost of this conversion, including extensive landscaping and façade enhancements, will be approximately $40 million. We estimate that the landscape and facade enhancements will be completed in Summer 2008 and 2009, respectively.  We plan to fund this additional construction with cash flow from operations and cash on hand.    We believe the new resort hotel, permanent casino and events center will provide a first-class gaming experience for our patrons, increase their length of stay and maintain the competitive position of this facility in light of competition in Pennsylvania, consisting principally of a new gaming facility that opened in late February 2007 in Erie, Pennsylvania (Presque Isle Downs), approximately 80 miles from the Seneca Allegany Casino and Hotel and 120 miles from the Seneca Niagara Casino and Hotel.  Presque Isle Downs does not provide table games or lodging, but currently provides approximately 2,000 slot machines and dining and entertainment options that include a steakhouse, a buffet and four lounges.

As the next phase of development at Seneca Allegany Casino and Hotel, we have commenced design, development and pre-construction of an additional 179 to 204 room hotel tower, up to 31,000 square feet of additional gaming space and related amenities, for an estimated cost of up to $130 million. The completion date for this phase of construction is now targeted for Fall 2009.

Seneca Buffalo Creek Casino.     On October 3, 2005, the Nation acquired approximately nine acres of land in the inner-harbor district of Buffalo, New York.  On July 3, 2007 we began operating the temporary Class III gaming facility.  This temporary facility is approximately 6,000 square feet, and features 135 slot machines and a snack bar.  The total cost to construct and equip the temporary facility was approximately $6.8 million.  We intend to expand the temporary facility to include an additional 109 slot machines at a cost of approximately $2.2 million including equipment and furnishings, with such expansion scheduled for completion in Spring 2008.

In October 2007, we formally announced our plans for a permanent casino and hotel complex on the Buffalo Creek Territory having an estimated cost of $333.0 million.  The permanent Seneca Buffalo Creek Casino and Hotel is expected to initially feature 90,000 square feet of gaming space, 2,000 slot machines, 45 table games, four restaurants, a 22-story all suite hotel with approximately 200 rooms, a full-service spa and salon, a 2,500-space parking garage and retail and other amenities. The estimated completion date for the permanent Seneca Buffalo Creek Casino and Hotel is Summer 2010. We intend to operate the permanent Seneca Buffalo Creek Casino and Hotel in a manner that will complement both Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel.

Our ability to continue to operate the temporary Seneca Buffalo Creek Casino gaming facility, and our ability to complete the permanent gaming facility, as well as the timing of the opening of the permanent Seneca Buffalo Creek Casino, will depend on various factors, including existing legal challenges, and our ability to obtain financing. Reference is made to our 2007 Form 10-K for a description of the legal proceedings relating to the Seneca Buffalo Creek Casino.  See also “Part II. Item 1 - Legal Proceedings” for material developments regarding certain of these proceedings.

Lewiston Golf Course.  In March 2006, we acquired 257 acres of land with the intent to design and build a championship level golf course in Lewiston, New York, approximately eight miles from Seneca Niagara Casino and Hotel.  We selected the Robert Trent Jones II firm to design the golf course.  Construction of the golf course commenced in July 2007, with an anticipated opening in Summer 2009, and at an approximate cost of $26.0 million.

The Nation formed the Lewiston Golf Course Corporation, as a subsidiary of the Seneca Niagara Falls Gaming Corporation, to develop, own and operate the golf course.

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

Current, Continued and Future Reliance on Cash Flow.     We intend to fund the maintenance of our facilities and our current expansion projects on the Allegany Territory from our cash flows from operations and cash on hand.  We currently rely and will continue to rely on our ability to generate cash flow from operations to meet our debt and other obligations.

The construction of the permanent Seneca Buffalo Creek Casino and Hotel, at an estimated cost of $333.0 million, is expected to be funded one-third from operating cash flow and two-thirds through debt financing.  The successful completion of the permanent Seneca Buffalo Creek Casino and Hotel will depend upon our cash flow from operations and our ability to secure necessary financing on acceptable terms.

Seasonality.     Due to factors including continued construction and expansion activity during our initial years of operation, we have not yet been able to clearly determine the effect of seasonality on our operations.

Overall Outlook.     SGC believes that it is the premier gaming operator in Western New York State and in the areas of Northern Pennsylvania and Ohio located within its primary and secondary markets. Since the December 31, 2002 opening of the Seneca Niagara Casino, SGC has invested significantly in the development, expansion and maintenance of its gaming facilities, including investments made in the completed hotel and gaming expansion projects at Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel, and the opening of the temporary casino on the Seneca Buffalo Creek Territory. Investments are planned to continue in 2008 with the completion of the conversion of the former temporary Seneca Allegany Casino into an events center with related amenities, the start of construction on the second hotel tower at Seneca Allegany Casino and Hotel, the completion of the expansion of the temporary facility at the Seneca Buffalo Creek Casino, and the start of construction of the permanent gaming facility on the Seneca Buffalo Creek Territory. These planned investments are expected to enable SGC to maintain its position as the premier gaming operator in the region described above.  To further that objective, and to provide for expanded opportunities in the convention and tourism markets, we continue to proceed with a master planning process with respect to the Niagara Falls, Allegany and Buffalo gaming and related facilities. A principal goal is for the facilities to complement each other, offering diverse hotel, entertainment and gaming experiences for our guests.

SGC believes the Western New York hotel, entertainment and gaming markets are underserved, and that the exclusivity provided by the Compact gives SGC the opportunity to serve these markets by providing patrons with unique entertainment and gaming experiences.

Critical Accounting Policies and Estimates

There have been no changes in critical accounting policies and estimates since the filing of our 2007 Form 10-K.

Operating Results - Three Months Ended December 31, 2007 Compared to the Three Months Ended December 31, 2006

Operating Results

	Three Months Ended December 31,

	2007	2006
	(Unaudited, Dollars in Thousands )

Net revenue	$150,200	$140,179

Operating expenses:
Gaming	41,438	32,980
Food and beverage	12,616	11,297
Lodging	3,763	2,367
Retail, entertainment and other	3,843	3,570
Advertising, general and administrative	49,523	35,258
Pre-opening costs	93	4,679
Depreciation	13,642	11,076

Operating income	$25,282	$38,952

The most important factors and trends contributing to our operating performance during the three months ended December 31, 2007 and 2006 were:

Positive factors and trends

•                  The opening of our temporary gaming facility on the Buffalo Creek Territory on July 3, 2007.

•                  Our opening of the luxury hotel at Seneca Niagara Casino and Hotel, enabling us to better attract higher-end gaming patrons, extend the stay of our guests and expand our geographic marketing reach.

•                  Our opening of the Seneca Events Center at Seneca Niagara Casino and Hotel, resulting in increased entertainment offerings for our guests.

•                  Our opening of the resort hotel and permanent gaming floor at Seneca Allegany Casino and Hotel.

•                  Our ability to enroll approximately 1.5 million patrons in our cross-property Seneca Link Player’s Card program, which has increased our ability to use effective direct mail and targeted marketing programs to establish patron loyalty to the Seneca brand at a profitable level.

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

•                  Our ability to operate at a high margin, which we achieve through careful monitoring and control of labor costs and the effective use of our marketing and advertising expenditures.

•                  Our continued expansion at and reinvestment in both our Niagara Falls and Allegany properties.

•                  The smoking ban in Canada and the strong Canadian dollar, which have helped to increase the number of patrons from Canada.

Negative factors and trends

•                  A four percentage point increase in the slot exclusivity fee rate from 18% to 22%, effective January 1, 2007, pursuant to the Compact.

•                  The opening in February 2007 of a competing gaming facility at Presque Isle Downs in Erie, Pennsylvania approximately  80 miles from the Seneca Allegany Casino and Hotel and 120 miles from the Seneca Niagara Casino and Hotel, offering approximately 2,000 slot machines.

Detailed Revenue Information

	Three Months Ended December 31,

	2007	2006
	(Unaudited, Dollars in Thousands )

Gaming revenue:
Slots	$131,645	$121,185
Table games	18,325	20,002
Keno	110	86

Gaming revenue	150,080	141,273

Non-gaming revenue:
Food and beverage	14,814	13,269
Lodging	7,313	4,658
Retail, entertainment and other	6,671	5,245

Non-gaming revenue	28,798	23,172
Less promotional allowances and credits	(28,678)	(24,266)

Net revenue	$150,200	$140,179

Our gaming revenue for the three months ended December 31, 2007 increased relative to the comparable period in the prior year, due to (a) the opening of our Buffalo Creek temporary gaming facility (b) higher number of occupied rooms for the three months ended December 31, 2007 compared to the same period ended December 31, 2006, (c) the opening of our Seneca Allegany Casino and Hotel gaming floor on December 28, 2006 and hotel on March 30, 2007, (d) additional marketing programs to attract more higher level gaming patrons, and (e) continued growth of our player database.  As of December 31, 2007, our gaming operations featured an aggregate 142 table games and 6,682 slot machines, representing a net increase of 71 table games and an increase of 436 slot machines from December 31, 2006. During these periods, the number of patrons enrolled in our Seneca Player’s Club program has steadily increased.  As of December 31, 2007, we had approximately 1.5 million patrons enrolled compared to 1.2 million patrons enrolled at December 31, 2006, an increase of 0.3 million or 25%.

Our net gaming revenue, which excludes promotional slot credits of $12.1 million and $9.4 million in the quarters ended December 31, 2007 and 2006, respectively, increased $6.1 million, or 5%.  The $2.7 million increase in promotional slot credits was principally due to increased slot play, along with substantially higher redemptions resulting from our “Great Exchange” marketing promotion which alternated between our Seneca Niagara and Seneca Allegany casinos each month during the three months ended December 31, 2007, and allowed patrons to exchange a portion of Seneca Player’s Club points for promotional slot credits.  During the three months ended December 31, 2007, Seneca Niagara Casino and Hotel’s net gaming revenue decreased $1.2 million, or 1.0%. This decrease reflected a $0.7 million increase in net slot revenue, and a $1.9 million decrease in net table games revenue, attributable to higher slot volumes and lower table drop volume in relation to the comparable quarter in the prior year.  Seneca Allegany Casino and Hotel’s net gaming revenue for the quarter ended December 31, 2007 was $36.0 million, an increase of $0.6 million, or 2%, from the quarter ended December 31, 2006.  This was due to a $0.4 million increase in net slot revenue driven by higher slot volume, and a $0.2 million increase in net table games revenue, due to a higher table games hold percentage during the 2007 quarter. Seneca Buffalo Creek Casino, which opened July 3, 2007, generated $6.6 million in net gaming revenue, all attributable to slot play.

Our food and beverage revenue has increased in direct relation to our increase in gaming revenue.  There is a direct relationship between our food and beverage revenue and our gaming revenue because a significant portion of this revenue is generated from players’ point redemptions.

For the three months ended December 31, 2007 and 2006, 55% and 59%, respectively, of our food and beverage revenue and 73% and 85% of our retail revenue, respectively, represented players’ point redemptions.  For the three months ended December 31, 2007, our consolidated food and beverage revenue increased $1.5 million, or 12% over the same period in 2006, to $14.8 million.

Seneca Niagara Casino and Hotel’s food and beverage revenue for the quarter ended December 31, 2007 increased $0.7 million, or 6%, in relation to the comparable prior year period.   Seneca Allegany Casino and Hotel’s food and beverage revenue for the quarter ended December 31, 2007 increased $0.8 million, or 27% compared to the same period in 2006, reflecting the opening of two fine dining restaurants and a twenty-four hour casual restaurant on March 30, 2007.

Lodging revenue represents rentals of rooms in the luxury hotel in Niagara Falls, which partially opened in late December 2005, and completely opened on March 31, 2006, and includes revenue from the resort hotel at Seneca Allegany Casino and Hotel, which officially opened on March 30, 2007.  For the three months ended December 31, 2007 and 2006, 75% and 76%, respectively, of our lodging revenue represented complimentary revenue.

For the three months ended December 31, 2007, our retail, entertainment and other revenue increased $1.4 million, or 140%, in relation to the comparable 2006 period.  This increase was primarily attributable to higher commissions received on ATM and credit card cash advance services.

Detailed Operating Expenses Information

	Three Months Ended December 31,

	2007	2006
	(Unaudited, Dollars in Thousands )

Operating expenses:
Gaming	$41,438	$32,980
Food and beverage	12,616	11,297
Lodging	3,763	2,367
Retail, entertainment and other	3,843	3,570
Advertising, general and administrative	49,523	35,258
Pre-opening costs	93	4,679
Depreciation and amortization	13,642	11,076
Total Operating expenses	$124,918	$101,227

Gaming expenses principally consist of costs incurred from operating our table games and slot machines, of which the primary components are related payroll and employee benefit costs, and the slot exclusivity fee due to New York State pursuant to the Compact.   The slot exclusivity fee increased $6.4 million from $20.7 million for the three months ended December 31, 2006 to $27.1 million for the three months ended December 31, 2007, due to higher net slot revenues, along with a four percentage point increase in the slot exclusivity fee rate from 18% to 22%, effective January 1, 2007, pursuant to the Compact. Approximately $4.7 million of the $6.4 million increase in slot exclusivity fees was due to the 4% increase in the rate under the Compact. Gaming expenses related to our Buffalo Creek facility, which opened on July 3, 2007, totaled $0.3 million, excluding Slot Exclusivity Fees.

Food and beverage expenses are costs we incur for the operation of our restaurants, snack bars and beverage outlets.  The primary components of these expenses are the cost of food and beverage products and related payroll and employee benefit expenses.  For the quarter ended December 31, 2007, food and beverage product costs increased $0.3 million, due to the increase in food and beverage revenues.  Food and beverage labor increased $1.0 million due to additional outlets opened on March 30, 2007 as part of the resort expansion at Seneca Allegany Casino and Hotel.

Lodging expenses primarily represent our costs to operate Seneca Niagara Casino and Hotel’s luxury hotel and the newly opened resort hotel at Seneca Allegany Casino and Hotel.  The components of these expenses include payroll and other employee benefit expenses, guest amenity supplies, laundry and other expenses.  For the three months ended December 31, 2007, lodging expenses increased $1.4 million, or 59%.  $0.3 million of the increase is due to higher occupancy at the hotel in Niagara Falls for the three month period ended December 31, 2007 compared to the same period ended December 31, 2006, and $1.1 million of the increase in cost is due to the resort hotel at Seneca Allegany Casino which opened on March 30, 2007.

Retail, entertainment and other expenses represent our costs to operate our retail shops and entertainment offerings.  The components of these expenses include related payroll and employee benefit costs, the cost of products offered for sale in our retail outlets, and contract costs for entertainers.  For the three months ended December 31, 2007, these costs increased approximately $0.2 million, or 8%, over the comparable 2006 period, due principally to a $0.1 million increase in headline entertainment costs in the current year’s quarter at the Seneca Niagara Casino and Hotel.  Retail payroll increased $0.1 million due to additional outlets opened in November 2007 for the holiday season.

Advertising, general and administrative expenses are incurred to support our operations.   These expenses consist primarily of related payroll and employee benefits costs, regulatory, advertising, rent, marketing, insurance, legal and energy costs.  For the three months ended December 31, 2007 and 2006, such costs were $49.1 million and $35.3 million, respectively, an increase of $13.8 million, or 39%.  The increase was mainly attributable to a $3.0 million increase in related payroll and benefits costs primarily in the facilities and maintenance areas, a $7.5 million increase in Head Lease expense, $0.9 million in increased regulatory costs, $0.5 million increase in repairs and maintenance costs, $0.7 million increase in promotional expenses, $0.8 million increase in energy costs and $0.4 million increase in various other operating expenses, which was due to the March 30, 2007 opening of the Seneca Allegany resort hotel and related amenities and the July 3, 2007 opening of the Seneca Buffalo Creek Casino temporary facility.

Pre-opening expenses are non-recurring costs incurred to support the expected opening of new facilities.  For the three months ended December 31, 2007 and 2006, such costs were $0.1 million and $4.7 million, respectively, a decrease of $4.6 million.  The decrease was primarily due to the $3.8 million of Head Lease payments related to our Buffalo Creek Casino for the three months ended December 31, 2006, being treated as pre-opening expenses and $0.9 million of pre-opening expenses for the three months ended December 31, 2006 related to the preparation for the opening of Seneca Allegany Casino and Hotel’s permanent gaming floor on December 28, 2006.

For the three months ended December 31, 2007 and 2006, depreciation and amortization expense was $13.6 million and $11.1 million, respectively, an increase of $2.5 million, or 23%.  This increase was attributable to the opening of our resort hotel at Seneca Allegany Casino and Hotel on March 30, 2007, and the opening of the temporary gaming floor at Seneca Buffalo Creek Casino on July 3, 2007.

Non-Operating Expenses

The following table summarizes information related to interest on our long-term debt:

	Three Months Ended December 31,

	2007	2006
	(Unaudited, Dollars in Thousands )

Interest expense	$9,871	$8,563

Our interest expense for the three months ended December 31, 2007 increased $1.3 million over the three months ended December 31, 2006.  This increase was primarily attributable to a $1.3 million reduction in the amount of interest capitalized in the quarter ended December 31, 2007 in relation to the 2006 quarter.  Capitalized interest relating to construction projects for the quarters ended December 31, 2007 and 2006 was $0 and $1.3 million, respectively, and are recorded as components of net property and equipment within the accompanying consolidated balance sheets.

 Liquidity and Capital Resources

Cash Flows

	Three Months Ended December 31,

	2007	2006
	(Unaudited, Dollars in Thousands )

Net cash provided by operations	$26,683	$31,124

Cash flows relating to investing activities:
Capital expenditures	(24,353)	(68,399)
Payments for land acquisitions	(3,566)	(2,125)
Deposit to restricted cash, net	(849)	(240)
Sales of short-term investments, net	14,600	22,700
Net cash used in investing activities	(14,168)	(48,064)

Cash flows relating to financing activities:

Distributions paid to the Nation	(16,628)	(8,000)
Net cash used in financing activities	(16,628)	(8,000)

Net decrease in cash and cash equivalents	$(4,113)	$(24,940)

Cash Flows—Operating Activities.     The $4.4 million decrease in cash flows from operations during the three months ended December 31, 2007 compared to the same period in 2006 resulted principally from a $19.1 million decrease in net income compared to the prior year, offset by a $6.3 million decrease in current liabilities, a $2.6 million increase in depreciation expense and a $3.8 million other than temporary decline in the value of a specific short-term investment.

Cash Flows—Investing Activities.     Our capital expenditures of $24.4 million during the three months ended December 31, 2007 were mainly comprised of $19.3 million of costs associated with the construction and equipping of the resort hotel, permanent gaming floor and amenities at the Seneca Allegany Casino and Hotel, and $1.6 million for pre-construction for the permanent Seneca Buffalo Creek gaming facility in Buffalo, New York.  The remaining $3.5 million in capital expenditures were principally for the acquisition of equipment for existing casino operations.  Sales of short-term investments represent transactions in short-term investments of excess cash in instruments having a maturity of more than 90 days.

The Compact designates approximately 50 acres of land in the City of Niagara Falls, New York, for ownership by the Nation.  Except for certain streets owned by the City of Niagara Falls, New York, and a bike path owned by the New York State Department of Transportation, the acquisition of which is ongoing, SNFGC has acquired (for purposes of sale and transfer to the Nation), either through direct negotiated purchase from the owner(s) or through condemnation proceedings with the assistance of the Empire State Development Corporation, or ESDC, substantially all of the land designated in Appendix I of the Compact for potential acquisition by the Nation. Under the Compact, the Nation is required to fund the acquisition of this property, including all related costs and expenses.  As initial security for the Nation’s obligations to pay site acquisition costs and in furtherance of ongoing condemnation proceedings, we were required to deliver to the ESDC, and delivered, to the Empire State Development Corporation, or ESDC, a letter of credit in the amount of $33.5 million, representing 150% of the then estimate of the total remaining site acquisition costs not yet paid by SNFGC.  If the estimate of such site acquisition costs increases or if certain other events occur, SGC must provide an additional letter of credit or replace the existing one with one for a larger monetary amount or, if acceptable to the ESDC, provide a supplemental cash escrow amount.  In July 2006, we acquired through condemnation approximately 18 acres of land and related trade fixtures from Fallsite, LLC or Fallsite, and Fallsville, LLC for an aggregate initial advance payment of $18.0 million.  In conjunction with the Fallsite acquisition referenced above, in July 2006, $7.7 million was drawn under the letter of credit as partial funding of the purchase and the balance was paid from our operating cash.  In March 2007, an additional $11.5 million was drawn under the letter of credit to fund the acquisition of 18 additional parcels of land and certain improvements.  In December 2007, an additional $3.2 million was drawn under the letter of credit to fund the acquisition of seven additional parcels of land owned by the City of Niagara Falls.  The current letter of credit amount has been reduced to approximately $11.2 million. If the estimate of such site acquisition costs increases or if certain other events occur, the Nation may have to provide an additional letter of credit or replace the existing one with one for a larger monetary amount or, if acceptable to the ESDC, provide a supplemental cash escrow amount.  This outstanding letter of credit is 100% collateralized by a cash deposit in an interest-bearing restricted account with a bank.

Cash Flows—Financing Activities.     Effective September 1, 2006, SGC declared a cash distribution of $26.0 million to the Nation, payable in thirteen equal installments of $2.0 million, beginning in September 2006.  Effective December 11, 2006, SGC declared an additional cash distribution of $20.0 million to the Nation, payable in ten equal installments of $2.0 million, beginning in December 2006. SGC declared cash distributions to the Nation totaling $48 million, payable in twelve equal monthly payments of $4.0 million beginning October 2007.   For the three months ended December 31, 2007, SGC paid cash distributions of $12.0 million to the Nation pursuant to the foregoing distribution declarations. The remaining declared cash distributions of $36.0 million which are payable on future payment dates are shown as ‘Distributions payable to Nation’ on the accompanying consolidated balance sheets.  In addition to the declared cash distributions, SGC distributed $4.4 million under its Distribution Agreement, dated April 27, 2007, relating to the Seneca Nation of Indians Capital Improvements Authority’s special obligation bonds, and $0.2 million for traffic signal designs in Allegany, for the three months ended December 31, 2007.  During the three months ended December 31, 2007 and 2006, SGC distributed to the Nation acquired real property of $0 and $0.6 million, respectively, for use in its casino and other related entertainment operations.  Such distribution amounts were based on the acquisition cost of the real property.

Principal Debt Arrangements.     As of December 31, 2007, our long-term debt consists of $300.0 million in 2004 senior notes and $200.0 million in 2005 senior notes.  The senior notes carry a fixed annual interest rate of 7¼% and semi-annual interest payments are due on May 1 and November 1.

The 2004 and 2005 senior notes are unsecured and rank equally.  As of December 31, 2007, aggregate accrued interest on the 2004 and 2005 senior notes was $6.0 million.  The senior notes mature on May 1, 2012, are redeemable at our option in whole or in part at any time after May 1, 2008, at the redemption prices set forth in our Indenture, are subject to redemption requirements imposed by gaming laws and regulations and are required to be repurchased by us at the option of the holders upon certain change of control events.

Expansion Plans.  During the next 18 months, we plan to make substantial capital investments in our gaming facilities.

We continue to proceed with development at the Seneca Allegany Casino and Hotel, with the conversion of the former original casino into an approximate 1,700 seat events center with additional administrative and support space, and certain exterior improvements to the original casino, and the hotel and parking garage, including landscaping and other cosmetic improvements, at a total estimated cost of up to $40 million.  We have substantially completed the interior components of the temporary casino conversion, and an official opening is planned for March 2008.   Exterior landscaping and façade enhancements are scheduled for completion in Summer 2008 and 2009, respectively.

We have also commenced development of the next phase of construction at the Seneca Allegany Casino and Hotel, which involves the design, development and construction of an additional 179 to 204 room hotel tower, and up to 31,000 square feet of additional gaming space and related amenities, for an estimated cost of up to $130 million. The completion date for this phase of construction is estimated to be Fall 2009.

We intend to expand the temporary facility at Seneca Buffalo Creek Casino to include an additional 109 slot machines at a cost of approximately $2.2 million including equipment and furnishings, with such expansion estimated for completion in Spring 2008.  We further intend to commence construction in early 2008 of our permanent Seneca Buffalo Creek Casino on the Buffalo Creek Territory, at an estimated cost of $333.0 million.  The Seneca Buffalo Creek Casino permanent facility is expected to initially feature 90,000 square feet of gaming space, 2,000 slot machines, 45 table games, four restaurants, a 22-story all suite hotel with approximately 200 rooms, a full-service spa and salon, a 2,500-space parking garage and retail and other amenities.  Reference is made to our Annual Report on Form 10-K for the year ended September 30, 2007 for a description of certain legal proceedings relating to our planned Seneca Buffalo Creek Casino.  See also “Part II. Item 1 — Legal Proceedings” for material developments regarding certain of these proceedings.

We commenced construction in July 2007 of a Robert Trent Jones II design golf course in Lewiston, New York, at an estimated cost of $26.0 million.  Construction is projected to be completed in Fall 2008, with an opening during Summer 2009.

We expect cash generated from our operations, available cash and cash equivalents and short-term investments as of December 31, 2007 to be sufficient to fund our expansion plans on the Allegany Territory described above, the Lewiston Golf Course project, and approximately one-third of our Buffalo Creek expansion, to service our debt and satisfy our other financial obligations, and to meet our working capital requirements for the remainder of the current fiscal year. However, our ability to fund our operations, make planned capital expenditures, service our debt and satisfy our other financial obligations depends on our future operating performance and cash flow, which are in turn subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control. Completion of the permanent Seneca Buffalo Creek facility will also depend upon our ability to obtain external debt financing with acceptable terms. Additionally, unlike traditional corporations, we are prohibited by law from generating cash through an offering of equity securities and our ability to incur additional indebtedness is limited under the terms of the Indenture governing the senior notes and the Distribution Agreement. Reference is made to our Annual Report on Form 10-K for the year ended September 30, 2007 for a description of certain risk factors discussing SGC’s ability to generate cash flow to complete its expansion projects.

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

Reference is made to the Indenture governing SGC’s senior notes and the Distribution Agreement for an understanding of all terms of such financing arrangements.

Other Commitments

We have acquired approximately 45 acres in the City of Niagara Falls, New York, designated by New York State under the Compact for ownership by the Nation, and intend to acquire approximately three additional acres. Under the Compact, the Nation is required to fund the acquisition of this property, including all related costs and expenses. As initial security for the Nation’s obligations to pay site acquisition costs and in furtherance of the ongoing condemnation proceeding, the Nation was required to deliver, and has delivered, to the Empire State Development Corporation, (ESDC) a letter of credit in the amount of $33.5 million representing 150% of the then estimate of the total remaining site acquisition costs not yet paid by the Nation.  On July 13, 2006, we acquired, through the condemnation process, approximately 18 acres of land and improvements (including fixtures) from Fallsite, LLC, or Fallsite and Fallsville, LLC, or Fallsville, for an aggregate initial advance payment of $18.0 million, which land is a portion of the land in the City of Niagara Falls, New York designated under the Compact for ownership by the Nation. Of this amount, $7.7 million was drawn on the letter of credit as part of the consideration for the purchase.  In March 2007, an additional $11.5 million was drawn under the letter of credit to fund the acquisition of 18 additional parcels of land and certain improvements.    In December 2007, an additional $3.0 million was drawn under the letter of credit to fund the acquisition of seven additional parcels of land owned by the City of Niagara Falls.  The current letter of credit amount has been reduced to approximately $11.2 million. If the estimate of such site acquisition costs increases or if certain other events occur, the Nation may have to provide an additional letter of credit or replace the existing one with one for a larger monetary amount or, if acceptable to the ESDC, provide a supplemental cash escrow amount.  This outstanding letter of credit is 100% cash collateralized (with cash and cash equivalents) by us.

The amounts paid to condemnees from whom we have acquired property are deemed to be advance payments. Pursuant to the New York State Eminent Domain Procedure Law, the New York state courts will determine the final purchase price to be paid to such condemnees.   If the New York state courts determine that the value for the land and improvements, including trade fixtures, is higher than what ESDC has determined to be their values, then we would be liable for the difference and potentially also responsible for certain additional costs and payments to the applicable condemnee(s), such as their attorney fees. Reference is made to “Part II. Item 1. – Legal Proceedings” of our Annual Report on Form 10-K for the year ended September 30, 2007, for a description of the ongoing eminent domain proceedings, including advanced payment amounts, and additional amounts being sought. The additional land we recently acquired has not yet been transferred to the Nation. We can provide no assurance that, upon transfer of such land to the Nation, restricted fee status for such land will be sought by the Nation or, if sought, approved.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Reference is made to our 2007 Annual Report on Form 10-K for a complete discussion of our market risk.  This market risk information has not materially changed in the interim period.

Item 4T. Controls and Procedures

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

SGC’s management, under the supervision and with participation of our President and Chief Executive Officer and Chief Financial Officer (as our principal executive officer and principal financial officer, respectively), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our President and Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures as of December 31, 2007 provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15 or 15d-15 or otherwise that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.     OTHER INFORMATION

Item 1.            Legal Proceedings

Citizens Against Casino Gambling in Erie County v. Norton (1:06-cv-00001-WMS (WDNY)) (“CACGEC I”)

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

On June 9, 2007, the Nation enacted and submitted to the NIGC an amended gaming site-specific Class III gaming ordinance.  The amended ordinance was identical to the prior approved ordinance, except the new Ordinance’s definition of “Nation Lands” now contains a site-specific legal description of the Buffalo Creek Territory.  The definition also states that the land specified is held by the Nation in restricted fee pursuant to the Seneca Nation Land Claims Settlement Act of 1990 (SNLCSA).  On June 19, 2007, the defendants and plaintiffs filed notices of appeal.  On June 25, 2007, the plaintiffs filed a motion for a stay of the proceedings remanded to the NIGC pending the outcome of the appeal.  The NIGC approved the new ordinance on July 2, 2007.  On July 3, 2007, the defendants filed a notice of NIGC approval of the ordinance revising the definition of “Nation Lands”.  On August, 6, 2007, the defendants filed a response to the plaintiffs’ motion to stay, stating that the gaming ordinance at issue in this case is superseded by the Nation’s June 9, 2007, site-specific ordinance, approved by the NIGC on July 2, 2007.  This, the U.S. argues, moots the case as to the NIGC and moots the motion for a stay pending appeal.  The U.S. Department of Justice has discontinued its appeal of the January 12, 2007 order in this suit.

As a material development for the quarter ended December 31, 2007, on November 9, 2007, the Second Circuit Court of Appeals stayed the plaintiffs’ appeal pending the resolution of CACGEC II, described below.

Although the court permitted the Nation to file a brief as amicus curiae, the Nation is not a party to this action, and as such, neither it nor SGC has the ability to direct or control any aspect of the litigation.  If the plaintiffs are successful, the Nation could be unable to conduct any gaming upon lands acquired by the Nation pursuant to the SNLCSA.

Citizens Against Casino Gambling in Erie County v. Kempthorne (1:07-cv-00451-WMS (WDNY (“CACGEC II”))

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

As material developments in the case, the Nation has been given permission to file an amicus brief on the “Indian Lands” issues, and plaintiffs County of Erie and Joel A. Giambra have withdrawn as plaintiffs.

Briefing is now complete, but the motions have not yet been decided.

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

As a material development, upon taking office on January 1, 2008, the newly elected Erie County Executive withdrew the County of Erie from the suit, and the action was dismissed on January 4, 2008.

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

As a material development for the quarter ended December 31, 2007, on October 5, 2007, the plaintiff filed a motion to further amend the complaint to include as defendants (1) Maurice John, as President of the Seneca Nation of Indians; (2) E. Brian Hansberry, as the new President and CEO of the Seneca Gaming Corporation (replacing John

Pasqualoni); (3) the Seneca Nation of Indians; and (4) the Seneca Gaming Corporation.  On October 25, 2007, the Seneca Nation of Indians filed a response in opposition to that motion asserting that (1) that the motion to amend the complaint was not properly before the court because it is premised upon a finding that the Nation is a necessary and indispensible party, and (2) that the motion to amend is futile because the Nation and its officers are protected by sovereign immunity.  As of February 7, 2008, the court had not ruled on this motion.

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

Item 1A.                                                  Risk Factors

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

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

4.1

Second Supplemental Indenture dated as of December 28, 2007, among Seneca Gaming Corporation, the existing subsidiary guarantors party thereto, Lewiston Golf Course Corporation and Wells Fargo Bank, National Association, as trustee under the Indenture (incorporated by reference to Exhibit 4.1 to SGC’s Current Report on Form 8-K filed on January 8, 2008).

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

Dated February 14, 2008

/s/ E. Brian Hansberry
E. Brian Hansberry
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Patrick M. Fox
Patrick M. Fox
Chief Financial Officer
(Principal Financial and Accounting Officer)