Form 10-Q
period 2008-03-31
Seneca Gaming Corp
filed 2008-05-15
CIK 1296785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

At May 15, 2008, the registrant had no outstanding shares of common stock. The registrant is wholly owned by the Seneca Nation of Indians.

ii

PART I.  FINANCIAL INFORMATION

Item I.                                                              Financial Statements

SENECA GAMING CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	September 30,
	2008	2007
	(Dollars in Thousands)
Assets
Current assets:
Cash and cash equivalents	$60,628	$78,662
Short-term investments	600	19,100
Receivables from affiliates	85	58
Other receivables, net	3,214	3,585
Inventories	3,923	4,421
Other current assets	8,186	8,194
Total current assets	76,636	114,020

Property and equipment, net	725,585	699,381
Restricted cash	16,653	14,579
Other long-term assets	59,458	57,980

Total assets	$878,332	$885,960

Liabilities and Capital
Current liabilities:
Trade payables	5,632	6,194
Construction payables — SCMC	13,768	21,201
Distributions payable to Nation	24,000	48,000
Exclusivity fees payable	9,868	9,279
Accrued interest	15,104	15,104
Customer point liability	10,051	9,578
Accrued regulatory expenses	25,652	23,240
Other current liabilities	24,718	27,773
Total current liabilities	128,793	160,369

Long-term debt	495,849	495,347

Total liabilities	624,642	655,716

Capital:
Retained earnings	253,690	230,244

Total liabilities and capital	$878,332	$885,960

See accompanying notes to consolidated financial statements.

SENECA GAMING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
	(Dollars in Thousands)

Revenues

Gaming	$154,366	$138,404	$304,446	$279,677
Food and beverage	15,568	12,759	30,382	26,028
Lodging	6,910	4,587	14,224	9,245
Retail, entertainment and other	5,646	4,352	12,317	9,597
Less: Promotional allowances	(31,473)	(24,228)	(60,151)	(48,495)
Net revenues	151,017	135,874	301,218	276,052

Expenses

Gaming	41,509	36,440	82,947	69,421
Food and beverage	12,098	10,848	24,715	22,145
Lodging	3,788	2,229	7,550	4,596
Retail, entertainment and other	3,305	2,242	7,149	5,811
Advertising, general and administrative	47,310	36,871	96,832	72,129
Pre-opening costs	131	5,903	224	10,582
Depreciation and amortization	12,287	11,534	25,929	22,610

Total operating expenses	120,428	106,067	245,346	207,294

Operating income	30,589	29,807	55,872	68,758
Other non-operating expenses	(150)	—	(3,900)	(286)
Interest income	374	1,087	1,122	2,491
Interest expense	(9,872)	(7,959)	(19,743)	(16,522)

Net income	$20,941	$22,935	$33,351	$54,441

See accompanying notes to consolidated financial statements.

SENECA GAMING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	March 31,
	2008	2007
	(Dollars in Thousands)
Cash flows relating to operating activities:
Net income	$33,351	$54,441
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,929	22,610
Amortization of deferred financing costs and debt discount	1,619	1,615
Other than temporary decline in investments	3,900	—
Provision for bad debts	22	91
Loss on disposal of assets	71	—

Change in operating assets and liabilities:
Current assets	828	(1,923)
Long-term assets	(289)	—
Current liabilities	(143)	3,313

Net cash provided by operating activities	65,288	80,147

Cash flows relating to investing activities:
Purchases of property and equipment	(58,237)	(114,264)
Land acquisition costs	(3,706)	(15,250)
Sales of investments, net	14,600	37,700
(Deposit to) withdrawal from restricted cash	(2,074)	11,221

Net cash used in investing activities	(49,417)	(80,593)

Cash flows relating to financing activities:

Distributions paid to the Nation	(33,905)	(22,837)

Net cash used in financing activities	(33,905)	(22,837)

Net decrease in cash	(18,034)	(23,283)

Cash balances:
Beginning of period	78,662	78,195
End of period	$60,628	$54,912

See accompanying notes to consolidated financial statements.

SENECA GAMING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      Organization and Basis of Presentation

The consolidated financial statements include the accounts of Seneca Gaming Corporation, or SGC, and its wholly owned subsidiaries, or, collectively, the Company.  In consolidation, all intercompany balances and transactions have been eliminated.  The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of SGC’s management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.  Operating results for the three months and six months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008.  For further information, reference is made to the consolidated financial statements and notes thereto included in SGC’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007, or 2007 Form 10-K, as well as SGC’s other filings with the Securities and Exchange Commission, or SEC, pursuant to the Securities Exchange Act of 1934, as amended, and the Securities Act of 1933, as amended.

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

The Council, at the request of the SGC Board of Directors, chartered three subsidiary corporations of SGC to develop and operate the three sites authorized by the Compact. In addition, the SGC Board of Directors hired the executive management of SGC, including the President and Chief Executive Officer, to oversee and manage the operations at the three sites. The subsidiary corporations that operate the three sites authorized by the Compact are as follows:

•              Seneca Niagara Falls Gaming Corporation, or SNFGC

•              Seneca Territory Gaming Corporation, or STGC; and

•              Seneca Erie Gaming Corporation, or SEGC

SNFGC was formed on August 1, 2002 to operate the Nation’s Class III gaming facilities in Niagara Falls, New York.  Operations at SNFGC’s casino, the Seneca Niagara Casino, commenced December 31, 2002.  On March 31, 2006, SNFGC officially completed the phased opening of its luxury hotel expansion, which included a 604 room luxury hotel with 118 suites of various sizes, a full-service spa, salon, and fitness center, 35,000 square feet of additional gaming space, three new restaurants, three new retail stores, and a 25,200 square-foot multi-purpose room and events center.  The luxury hotel is adjacent and connected to the Seneca Niagara Casino.  The entire complex, including the luxury hotel and the Seneca Niagara Casino, is referred to as the Seneca Niagara Casino and Hotel.

STGC was formed on September 20, 2003 to operate the Nation’s Class III gaming facilities near Salamanca, New York on its existing territorial land. Operations at STGC’s casino, the Seneca Allegany Casino, commenced May 1, 2004.  On March 30, 2007, the phased opening of the permanent gaming facility and resort hotel was completed, which included a permanent 92,000 square foot gaming facility (providing 37,000 square feet more gaming space than the original 55,000 square foot temporary gaming facility), a 212-room resort hotel, two fine dining restaurants, a 24 hour casual restaurant, a spa and fitness center, and retail and other amenities.  As of March 31, 2008, the conversion of the former approximate 120,000 square foot temporary casino structure into an events center with a seating capacity for 1,700 people, along with additional administrative and support space, was complete.  The entire complex, including the Seneca Allegany Casino and resort hotel, is referred to as the Seneca Allegany Casino and Hotel.

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

The Nation’s Council has also chartered, at the request of the SGC Board of Directors, two additional subsidiary corporations, Lewiston Golf Course Corporation, or LGCC, a subsidiary of SNFGC and Seneca Massachusetts Gaming Corporation, or SMGC, a subsidiary of SGC.

LGCC was formed on July 18, 2007 by the Nation’s Council, as a new wholly-owned subsidiary of SNFGC to own, develop and operate SGC’s planned golf course in Lewiston, New York.

SMGC was formed on August 11, 2007 by the Nation’s Council, as a new wholly-owned subsidiary of SGC, to explore development opportunities related to gaming in the Commonwealth of Massachusetts.

2.                                     Short-Term Investments

Short-term investments are classified as available for sale as defined in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.  Investments are stated at fair value.  The Company evaluates investments for conditions that may indicate that an other-than-temporary decline in market value has occurred. In conducting this review, numerous factors are considered which, individually or in combination, may indicate that a decline is other-than-temporary. Based on this evaluation, an other-than-temporary loss on one specific investment of $3.9 million was recorded in the first half of fiscal 2008 as other non-operating expense. The cost basis of this investment has been reduced by the amount of the other-than-temporary loss recorded.

3.                                      Long-Term Debt

Long-term debt, as described below, consists of the 2004 and 2005 7¼% senior notes.

7¼% Senior Notes

On May 5, 2004, SGC issued $300.0 million in 7¼% senior notes due 2012, or the 2004 senior notes.  On May 23, 2005, SGC issued an additional $200.0 million in 7¼% senior notes due 2012, Series B, or the 2005 senior notes.

The 2004 and 2005 senior notes are guaranteed by SNFGC, STGC, SEGC and LGCC. The 2005 senior notes are treated as a single class with the 2004 senior notes and are identical to the 2004 senior notes, except for certain tax attributes and prior to November 1, 2005 the amount of interest accrued thereon.   Interest on the 2004 and 2005 senior notes is payable semi-annually on May 1 and November 1.  The 2004 and 2005 senior notes are unsecured and rank equally.  As of March 31, 2008, aggregate accrued interest on the 2004 and 2005 senior notes was $15.1 million. The senior notes, which mature on May 1, 2012, are redeemable at SGC’s option in whole or in part at any time after May 1, 2008 at the redemption prices set forth in SGC’s Indenture, are subject to redemption requirements imposed by gaming laws and regulations and are required to be repurchased by SGC at the option of holders upon certain change of control events.

The Indenture governing the 2004 and 2005 senior notes contains certain financial and non-financial covenants.  The financial covenants include limitations on restricted payments, the incurrence of indebtedness and affiliate transactions, while the non-financial covenants include reporting obligations and compliance with laws and regulations.  As of March 31, 2008, SGC was in compliance with all covenants in the Indenture.

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

The Amended and Restated SNFGC Head Lease (effective October 1, 2007) has a term expiring on December 31, 2023, and covers use of all land owned or to be owned by the Nation within the 50 acre “footprint” described in Appendix I of the Compact, together with all Nation-owned improvements thereon, including the structures formerly known as the Niagara Falls Convention Center and Lackey Plaza, and the office building currently known as the Seneca Office Building.  As of October 1, 2005, monthly lease payments under the SNFGC Head Lease were $1,287,500.  The lease payments were increased by 3%, effective October 1, 2006, to $1,326,125 per month, and an additional 3%, effective October 1, 2007, to $1,365,909 per month, in each case as approved by the board of directors of each of SGC and SNFGC.  Pursuant to the terms of the Amended and Restated SNFGC Head Lease entered into on March 27, 2008, and effective as of October 1, 2007, lease payments were further increased to $2,033,333 per month,  with such increase effective as of October 1, 2007.  Rent may be further increased upon agreement of the parties, provided that no increase may contravene, or constitute a default under, any agreement, indenture, instrument or other commitment legally binding upon the Nation or SNFGC, or to which the premises (described in the lease) are subject.

The STGC and SEGC Head Leases were entered into effective as of May 1, 2004 and April 1, 2006 respectively.  Both of these Head Leases have terms expiring on December 31, 2023, and cover use of the land which is currently being used in operating the Seneca Allegany Casino and Hotel and Seneca Buffalo Creek Casino, respectively.  With respect to the STGC Head Lease, as of October 1, 2005 monthly lease payments were $1,287,500.  Payments were increased by 3%, effective October 1, 2006, to $1,326,125 per month, and by an additional 3%, effective October 1, 2007, to $1,365,909 per month in each case as approved by the board of directors of STGC.  Pursuant to an amendment to the STGC Head Lease entered into on March 27, 2008, and effective as of October 1, 2007, the lease payments were increased to $1,691,667 per month.  With respect to the SEGC Head Lease, for the first six months of the term, SEGC made monthly lease payments of $520,000 to the Nation.  Payments were increased, effective October 1, 2006, to $1,250,000, and by an additional 3%, effective October 1, 2007, to $1,287,500, in each case as approved by the board of directors of SEGC.  Pursuant to an amendment to the SEGC Head Lease entered into on March 27, 2008, and effective as of October 1, 2007, the lease payments were increased to $1,441,667 per month. Rent under the STGC and SEGC Head Leases may be further increased upon agreement of the parties, provided that no increase may contravene, or constitute a default under, any agreement, indenture, instrument or other commitment legally binding upon the Nation, STGC or SEGC, respectively, or to which the premises (described in the leases) are subject.

In connection with the lease payment increases effective as of October 1, 2007 described above and as required by the senior notes Indenture, an opinion of an independent financial advisor was obtained and delivered to the senior notes Indenture Trustee.  The opinion related to the fair market rental value of the leased properties. Because the Company intended (subject to compliance with the senior notes Indenture and all other applicable commitments) that effective October 1, 2007 its aggregate rent under the Head Lease agreements would increase by $14 million for fiscal 2008, the Company commenced recording rent expense utilizing the expected annual rental amount during the quarter ended December 31, 2007.

Lease expense resulting from the above agreements was as follows for the three and six month periods ended March 31, 2008 and 2007:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
	(In Millions of Dollars)

SNFGC	$5.7	$4.0	$12.2	$8.0

STGC	5.0	4.0	10.1	8.0

SEGC	4.8	3.8	8.7	7.5
	$15.5	$11.8	$31.0	$23.5

SNFGC, STGC, and SEGC record the lease costs as a component of advertising, general and administrative costs in the accompanying consolidated statements of operations.  Prior to opening the temporary facility, SEGC recorded the lease cost as a component of pre-opening costs in the accompanying consolidated statements of operations.

Other Related Party Transactions

SNFGC, STGC and SEGC have each entered into construction management agreements with Seneca Construction Management Corporation, or SCMC, for certain renovations and capital improvements at Seneca Niagara Casino and Hotel, Seneca Allegany Hotel and Casino, and Seneca Buffalo Creek Casino, respectively.  SCMC is wholly owned by the Nation.  For the three and six-month periods ended March 31, 2008, SNFGC, STGC and SEGC have collectively made payments to SCMC for construction management and related fees of $0.8 million and $1.5 million, respectively.  Such fees reflect the amounts earned by SCMC for the performance of construction management services. Additionalamounts paid to SCMC are passed-through and used to pay subcontractors, reimbursements for out-of-pocket expenses and similar costs.

SNFGC and STGC lease space within both Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel, respectively, for operation of poker rooms by Seneca Gaming & Entertainment, a Class II business enterprise of the Nation.  For the three-month periods ended March 31, 2008 and 2007, SGC recorded $0.2 million and $0.2 million of poker room rental income and fees, respectively, and for the six-month periods ended March 31, 2008 and 2007, SGC recorded $0.4 million and $0.4 million of rental income and fees, respectively.  At March 31, 2008 and September 30, 2007, SGC has recorded $0.1 million and $0.1 million, respectively, as a receivable from the Nation relating to poker room rentals and fees.

Effective September 1, 2006, SGC declared cash distributions to the Nation totaling $26 million, payable in thirteen equal monthly payments of $2 million beginning September 2006.  Effective December 1, 2006, SGC declared additional cash distributions to the Nation totaling $20 million, payable in ten equal monthly payments of $2 million beginning December 2006.  Effective September 27, 2007, SGC declared cash distributions to the Nation totaling $48 million, payable in twelve equal monthly payments of $4 million beginning October 2007.   During the six months ended March 31, 2008, SGC paid cash distributions of $24 million to the Nation pursuant to the foregoing distribution declarations. The remaining declared cash distributions of $24 million which are payable on future payment dates are shown as ‘Distributions payable to Nation’ on the accompanying consolidated balance sheets.  In addition to the declared cash distributions, SGC distributed $9.7 million to the Nation under the Distribution Agreement, dated April 27, 2007, relating to the Seneca Nation of Indians Capital Improvements Authority’s special obligation bonds during the six months ended March 31, 2008.

During the six months ended March 31, 2008 and 2007, SGC distributed to the Nation acquired real property of $0 and $1.4 million, respectively, for use in its casino and other related entertainment operations.  Such distribution amounts were based on the acquisition cost of the real property.

In addition, SGC has recorded approximately $49.6 million in land and related acquisition costs as ‘Other long-term assets’ in the accompanying consolidated balance sheets as of March 31, 2008, which are expected to be transferred to the Nation.

SGC is charged by the Nation for SGA gaming regulatory services, which costs are incurred by the Nation.  SGA costs charged to SGC were approximately $3.3 million and $2.6 million for the three months ended March 31, 2008 and 2007, respectively, and $5.8 million and $5.0 million for the six months ended March 31, 2008 and 2007, respectively.  SGC also incurs costs, which are passed through to the Nation, for New York State gaming regulatory services, New York State Police, Seneca Nation of Indians Marshals, Buffalo Police and Cattaraugus County Sheriff Department services.  SGC recorded costs of approximately $2.2 million and $2.0 million for the three-month periods ended March 31, 2008 and 2007, respectively, and $5.1 million and $4.0 million for the six months ended March 31, 2008 and 2007, respectively, in connection with these services.  At March 31, 2008 and September 30, 2007, approximately $25.7 million and $23.2 million, respectively, of SGA, other regulatory, and police costs were recorded as current liabilities.

STGC leases office space in a building owned by the brother of a member of SGC’s board of directors.  For the three-month periods ended March 31, 2008 and 2007, such lease expense totaled $63,000 and $61,000, respectively, and for the six month periods ended March 31, 2008 and 2007, such lease expense totaled $128,000 and $123,000, respectively.

SNFGC, STGC, and SEGC, through a competitive bidding process, have purchased goods and services from DRJ Enterprises, which is owned by the brother-in-law of the SGC Chairman.  Payments to DRJ Enterprises for the three-month periods ended March 31, 2008 and 2007 totaled $211,000 and $455,000, respectively, and $397,000 and $531,000 for the six month periods ended March 31, 2008 and 2007, respectively.

5.                                      Commitments and Contingencies

The Seneca Nation Compact

As part of its Compact, the Nation agrees to contribute to the State of New York a portion of the proceeds from the operation and conduct of each category of gaming device for which exclusivity exists, based on the win of such machines (cash dropped into machines, after payouts but before expenses) and totaled on a cumulative quarterly basis to be adjusted annually at the end of the relevant calendar year.  The exclusivity fee to the State of New York for years 1-4 (through December 31, 2006) was 18% payable on an annual basis.  Thereafter, the exclusivity fee is 22% for years 5-7 (through December 31, 2009) payable on a semi-annual basis, and 25% for years 8-14 (through December 31, 2016) payable on a quarterly basis.

Pursuant to the Compact, amounts due to New York State are payable by the Nation.  In February 2005, SNFGC and STGC commenced monthly payments to the Nation of each entity’s prior month’s exclusivity fees.  For the three months ended March 31, 2008 and 2007, total exclusivity fees paid to the Nation were $27.8 million and $25.1 million, respectively.  Of the $27.8 million exclusivity fee for the three months ended March 31, 2008, $19.1 million was attributable to SNFGC, $7.1 million was attributable to STGC, and $1.6 million was attributable to SEGC.  For the six months ended March 31, 2008 and 2007, total exclusivity fees paid to the Nation were $54.9 million and $45.8 million, respectively.  Of the $54.9 million exclusivity fee for the six months ended March 31, 2008, $37.6 million was attributable to SNFGC, $14.3 million was attributable to STGC, and $3.0 million was attributable to SEGC.

Expansion and Development Projects

As described in Note 1, the Compact provides the Nation the right to conduct Class III gaming activities at three sites in the western region of the State of New York.  The conversion of the former temporary casino at the Seneca Allegany Casino and Hotel into a 120,000 square foot events center, and additional administration space was substantially complete on December 31, 2007, with an official opening occurring on March 14, 2008.  Exterior landscaping and façade enhancements are expected to be performed in Summer 2008 and 2009. The estimated cost of this project, including exterior landscaping and façade enhancements, is approximately $40.0 million. The Company has also commenced pre-construction and site work activities relating to additional planned development at Seneca Allegany Casino and Hotel, consisting principally of the construction of an additional hotel tower (adding 179 to 204 additional rooms), and up to 31,000 square feet of additional gaming space and related amenities, for a total estimated cost of up to $130 million, with completion of this expansion project targeted for Fall 2009.

The Company has begun site preparation and is also finalizing the design and construction bid packages for a permanent Class III gaming facility and hotel on the Seneca Buffalo Creek Territory.  Such expansion project is targeted for completion in Summer 2010. The cost to construct and equip the Seneca Buffalo Creek Casino and Hotel is currently expected to be approximately $333 million.  The Company has expanded the current temporary gaming facility to include an additional 109 slot machines at a cost of approximately $1.5 million including equipment and furnishings.  This expansion project was completed in late March 2008.

The Company also commenced construction in July 2007 of an 18 hole Robert Trent Jones II designed golf course in Lewiston, New York. The total cost to construct the golf course, club house and related amenities is estimated to be approximately $25.5 million.  The Nation formed the Lewiston Golf Course Corporation to develop, own and operate the golf course.  Completion of construction is targeted for Fall 2008, with an official opening planned for Summer 2009.

The planned expansion projects at Allegany and Buffalo Creek, and the golf course development in Lewiston, New York, will require significant capital outlays.  The ability to complete these projects by the targeted dates, or at all, will depend on various factors including cash flow from operations, the availability of external financing with regard to one or more of the projects, certain Nation and other governmental approvals, the effects of legal and/or administrative proceedings, and adherence to projected construction timelines.

Distribution Agreement Obligations

On April 27, 2007, SGC entered into a Distribution Agreement among the Nation, the Seneca Nation of Indians Capital Improvements Authority, or the Authority, SGC and Wells Fargo Bank, as Trustee, in connection with the Authority’s issuance in two series (one tax exempt and the other taxable) of an aggregate principal amount of $159,495,000 special obligation bonds, or the 2007 Bonds.  The Distribution Agreement obligates SGC, subject to any contractual restrictions applicable to SGC (including, but not limited to, those contained in the Indenture governing SGC’s 2004 and 2005 senior notes), to make monthly distributions to the Nation at the times and in the amounts necessary to enable the Authority to pay the debt service on the 2007 Bonds as required under the Authority’s indenture.  At the direction of the Nation and the Authority, SGC will pay such distributions directly to the Trustee.  The Authority’s debt service commenced on June 1, 2007.  For the period from June 1, 2007 through December 1, 2007, the Authority’s debt service averaged approximately $0.9 million per month. For the period from January 1, 2008 through December 1, 2013, the Authority’s debt service averages approximately $1.8 million per month. For the period from June 1, 2014 through December 1, 2023, the Authority’s debt service averages approximately $1.2 million per month. The foregoing debt service averages are based on scheduled payments of interest and principal under the Authority’s indenture and bonds and do not address the effects of any earlier call for redemption, by acceleration or otherwise.  The Distribution Agreement provides that neither the Trustee nor the Authority’s bondholders will have any recourse under the Distribution Agreement to any revenues, assets or property of SGC or its subsidiaries should SGC fail to comply with its distribution obligations.  For the six months ended March 31, 2008, SGC distributed to the Nation $9.7 million for the Authority’s debt service on the special obligation bonds.

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

Overview

SGC is wholly owned by the Nation and chartered to develop, manage and direct all of the Nation’s Class III gaming operations on the Nation’s territories in Western New York. SGC was chartered by the Nation in August 2002.  In August 2002, the Nation entered into a Compact with New York State that provides the Nation with the right to establish and operate three Class III gaming facilities in Western New York.  We currently operate three Class III gaming facilities in Western New York—Seneca  Niagara Casino and Hotel, which is located in the City of Niagara Falls, New York (Niagara Territory) and operated by SNFGC, approximately 20 miles north of Buffalo, New York; Seneca Allegany Casino and Hotel, which is located in the City of Salamanca, New York (Allegany Territory) and operated by STGC, approximately 75 miles northeast of Erie, Pennsylvania; and Seneca Buffalo Creek Casino, which is located in the inner harbor district of Buffalo, New York (Buffalo Creek Territory) and operated by SEGC. Seneca Niagara Casino and Hotel opened on December 31, 2002 (initially, as the Seneca Niagara Casino).  Seneca Allegany Casino and Hotel opened on May 1, 2004 (initially, as the Seneca Allegany Casino).  Seneca Buffalo Creek Casino commenced operations on July 3, 2007 in a temporary facility.  Our three casinos are located on land held in restricted fee by the United States, which, together with the rights under the Compact, allows us to conduct Class III gaming operations at these locations in New York State.

As of March 31, 2008, Seneca Niagara Casino and Hotel featured over 147,000 square feet of gaming space, 4,207 slot machines, 102 table games and 604 hotel rooms, and Seneca Allegany Casino and Hotel featured over 68,000 square feet of gaming space, 2,340 slot machines, 40 table games and 212 hotel rooms.

Our Seneca Buffalo Creek Casino temporary facility had 244 Class III slot machines, and no table games at March 31, 2008.  We plan to open our permanent Class III gaming facility and hotel on this site in 2010.  See “Executive Summary – Seneca Buffalo Creek Casino,” “Part II. Item 1. — Legal Proceedings,” and “2007 Form 10-K Item 3. – Legal Proceedings” for information regarding the status of, and litigation related to, our Seneca Buffalo Creek Casino.

Executive Summary

Our Current Operations.     We currently operate three Class III gaming facilities, Seneca Niagara Casino and Hotel on the Nation’s Niagara Territory, Seneca Allegany Casino and Hotel on the Nation’s Allegany Territory, and the Seneca Buffalo Creek Casino (slots only temporary facility) on the Nation’s Buffalo Creek Territory.  Our casino operations include gaming, dining, lodging, entertainment and retail.  For the three and six months ended March 31, 2008, approximately 93% and 92%, respectively, of our net revenue was derived from our gaming activities.

Key Performance Indicators.     Our operating results are dependent on the volume of patrons at our casinos and our ability to attract them for repeat visits.

Seneca Niagara Casino and Hotel.     Prior to the opening of our luxury hotel, Seneca Niagara Casino primarily relied on drive-in and bus patrons from the Buffalo, Niagara Falls, and Rochester areas in New York and secondarily from the Erie, Pennsylvania area, Ohio and other parts of New York.  Since completion of the phased  opening of our new luxury hotel, expanded gaming floor and related amenities in March 2006, Seneca Niagara Casino and Hotel has experienced continuous growth in its patron base.  The expansion of Seneca Niagara Casino and Hotel, including the addition of our luxury hotel and other amenities, has enabled us to increase higher-end patron volume, gaming activity and length of stay, and extend our geographic penetration and appeal to a more diverse demographic base.  The total cost of the luxury hotel expansion project was approximately $234 million.

Seneca Allegany Casino and Hotel.    Since opening on May 1, 2004, Seneca Allegany Casino and Hotel has experienced steady growth in its patron base and net revenue.  Seneca Allegany Casino and Hotel has attracted patrons from the southern portion of Western New York, Erie and Pittsburgh, Pennsylvania, and Ohio.  From opening through March 31, 2008, approximately 50% of the casino’s patron base has come from outside of the State of New York.

In March 2007 we opened a 212-room resort hotel, including two fine dining restaurants, a 24-hour casual restaurant and other certain amenities, at Seneca Allegany Casino and Hotel after officially opening the new permanent gaming floor in December 2006.  In March 2008 we completed the conversion of the former approximate 120,000 square foot temporary casino structure into an events center with a seating capacity for 1,700 people, along with additional administrative and support space.  The total cost to renovate and equip the events center was approximately $29.0 million.  We believe the new resort hotel, permanent casino and events center will provide a first-class gaming experience for our patrons, increase their length of stay and maintain the competitive position of this facility in light of competition in Pennsylvania, consisting principally of a new gaming facility that opened in late February 2007 in Erie, Pennsylvania (Presque Isle Downs), approximately 80 miles from the Seneca Allegany Casino and Hotel and 120 miles from the Seneca Niagara Casino and Hotel.  Presque Isle Downs does not provide table games or lodging, but currently provides approximately 2,000 slot machines and dining and entertainment options that include a steakhouse, a buffet and four lounges.

As the next phase of development at Seneca Allegany Casino and Hotel, we have commenced design, development and pre-construction of an additional hotel tower (adding 179 to 204 new rooms), up to 31,000 square feet of additional gaming space and related amenities, for an estimated cost of up to $130 million. The completion date for this phase of construction is targeted for Fall 2009.

Seneca Buffalo Creek Casino.     On October 3, 2005, the Nation acquired approximately nine acres of land in the inner-harbor district of Buffalo, New York.  On July 3, 2007 we began operating a temporary Class III gaming facility (approximately 6,000 square feet) featuring 135 slot machines and a snack bar.  The total cost to construct and equip the temporary facility was approximately $6.8 million.  During the quarter ended March 31, 2008, the temporary facility was expanded to include an additional 109 slot machines at a cost of approximately $1.5 million including equipment and furnishings. The current temporary facility is approximately 8,600 square feet, and features 244 slot machines and a snack bar.

In October 2007, we formally announced our plans for a permanent casino and hotel complex on the Buffalo Creek Territory for an estimated cost of $333 million.  The permanent Seneca Buffalo Creek Casino and Hotel is expected to initially feature 90,000 square feet of gaming space, 2,000 slot machines, 45 table games, four restaurants, a 22-story all suite hotel with approximately 200 rooms, a full-service spa and salon, a 2,500-space parking garage and retail and other amenities.  Completion of the permanent Seneca Buffalo Creek Casino and Hotel is targeted for Summer 2010.  We intend to operate the permanent Seneca Buffalo Creek Casino and Hotel in a manner that will complement both Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel.

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

Seneca Hickory Stick Golf Course – Lewiston, New York.  In March 2006, we acquired 257 acres of land with the intent to design and build a championship level golf course in Lewiston, New York, approximately eight miles from

Seneca Niagara Casino and Hotel.  We selected the Robert Trent Jones II firm to design the golf course.  Construction of the golf course commenced in July 2007, with an opening targeted for Summer 2009.  The total cost to construct the golf course, club house and related amenities is estimated to be approximately $25.5 million.  The Nation formed the Lewiston Golf Course Corporation, as a wholly-owned subsidiary of the Seneca Niagara Falls Gaming Corporation, to develop, own and operate the golf course.

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

Seasonality.     We have generally observed seasonal increases in gaming activity during the spring and summer months and decreases in gaming activity during winter months associated with inclement weather, although analysis of the full impact, if any, of seasonality on our operations continues to be complicated by factors including the effects of construction disruption and ongoing expansion activity.

Overall Outlook.     SGC believes that it is the premier gaming operator in Western New York State and in the areas of Northern Pennsylvania and Ohio located within its primary and secondary markets. Since the December 31, 2002 opening of the Seneca Niagara Casino, SGC has invested significantly in the development, expansion and maintenance of its gaming facilities, including investments made in the completed hotel and gaming expansion projects at Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel, and the opening of the temporary casino on the Seneca Buffalo Creek Territory. Investments are planned to continue in the remainder of 2008 with the landscape and façade improvements at the Seneca Allegany Casino and Hotel, and the continuation of construction activities associated with the second hotel tower at Seneca Allegany Casino and Hotel, the permanent gaming facility on the Seneca Buffalo Creek Territory and the Seneca Hickory Stick Golf Course in Lewiston, New York. These planned investments are expected to enable SGC to maintain its position as the premier gaming operator in the region described above.  To further that objective, and to provide for expanded opportunities in the convention and tourism markets, we continue to proceed with a master planning process with respect to the Niagara Falls, Allegany and Buffalo gaming and related facilities. A principal goal is for the facilities to complement each other, offering diverse hotel, entertainment and gaming experiences for our guests.

Our ability to fund our operations, make planned capital expenditures, service our debt and satisfy our other financial obligations continues to depend on our operating performance and cash flow, which are in turn subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control. Limitations on our capital resources could force us to delay or abandon capital projects as well as the construction and development of proposed expansion projects. See “Part I. Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for additional discussion of our liquidity, capital resources and related matters.

Although a general weakening in the economy and external factors including higher fuel, food and commodity prices have had a negative impact on gaming demand, SGC continues to believe that the Western New York hotel, entertainment and gaming markets are underserved, and that the exclusivity provided by the Compact continues to give SGC the opportunity to serve these markets by providing patrons with unique entertainment and gaming experiences.

Critical Accounting Policies and Estimates

There have been no changes in critical accounting policies and estimates since the filing of our 2007 Form 10-K.

Operating Results - Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

Operating Results

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in Thousands)

Net revenue	$151,017	$135,874

Operating expenses:
Gaming	41,509	36,440
Food and beverage	12,098	10,848
Lodging	3,788	2,229
Retail, entertainment and other	3,305	2,242
Advertising, general and administrative	47,310	36,871
Pre-opening costs	131	5,903
Depreciation	12,287	11,534

Operating income	$30,589	$29,807

Important factors or trends impacting our operating results during the three months ended March 31, 2008 and 2007 were:

•                  The opening of our temporary gaming facility on the Buffalo Creek Territory on July 3, 2007.

•                  Our opening of the resort hotel and permanent gaming floor at Seneca Allegany Casino and Hotel in March 2007.

•                  Our ability to enroll approximately 1.4 million patrons in our cross-property Seneca Link Player’s Card program, which has enhanced our ability to use effective direct mail and targeted marketing programs to establish patron loyalty to the Seneca brand at a profitable level.

•                  Our mix of slot machines, which we believe is superior to our competition and includes the latest product introductions by leading United States and international slot manufacturers, and the on-going development of a Seneca brand inter-property progressive link.

•                  Our continued expansion at and reinvestment in both our Niagara Falls and Allegany properties.

•                  Smoking bans in New York and Canada which have helped to distinguish our properties from competitors, in addition to the strong Canadian dollar, which has further helped to increase the number of patrons from Canada.

•                  Our opening of the Seneca Events Center at Seneca Allegany Casino and Hotel, resulting in increased entertainment offerings for our guests, and the opening of an expanded buffet.

•                  The opening in February 2007 of a competing gaming facility at Presque Isle Downs in Erie, Pennsylvania approximately  80 miles from the Seneca Allegany Casino and Hotel and 120 miles from the Seneca Niagara Casino and Hotel, offering approximately 2,000 slot machines.

•                  Increases in advertising, general and administrative expenses, including head lease expense, promotional expenses and regulatory costs.

•                  The effects of higher fuel prices and a general downturn in the broader economy, which have softened demand for our gaming and related entertainment offerings.

Detailed Revenue Information

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited, Dollars in Thousands)

Gaming revenue:
Slots	$137,120	$121,487
Table games	17,132	16,801
Keno	114	116

Gaming revenue	154,366	138,404

Non-gaming revenue:
Food and beverage	15,568	12,759
Lodging	6,910	4,587
Retail, entertainment and other	5,646	4,352

Non-gaming revenue	28,124	21,698
Less promotional allowances and credits	(31,473)	(24,228)

Net revenue	$151,017	$135,874

Our gaming revenue for the three months ended March 31, 2008 increased relative to the comparable period in the prior year, due to (a) the opening of our Buffalo Creek temporary gaming facility (b) higher number of occupied rooms for the three months ended March 31, 2008 compared to the same period ended March 31, 2007, (c) the opening of our Seneca Allegany Casino and Hotel gaming floor on December 28, 2006 and hotel on March 30, 2007, (d) additional marketing programs to attract more higher level gaming patrons, and (e) continued growth of our player database.  As of March 31, 2008, our gaming operations featured an aggregate 142 table games and 6,791 slot machines, representing a net increase of 292 slot machines from March 31, 2007.  The number of patrons enrolled in our Seneca Player’s Club program increased to approximately 1.4 million  as of March 31, 2008, compared to 1.3 million patrons enrolled at March 31, 2007, an increase of 0.1 million or 8%.

Our net gaming revenue, which includes a reduction for promotional slot credits of $14.4 million and $10.6 million in the quarters ended March 31, 2008 and 2007, respectively, increased $12.1 million, or 9%.  The $3.8 million increase in promotional slot credits was principally due to increased slot play, along with substantially higher redemptions resulting from our “Great Exchange” marketing promotion which alternated between our Seneca Niagara and Seneca Allegany casinos and hotels each month during the three months ended March 31, 2008, and allowed patrons to exchange a portion of Seneca Player’s Club points for promotional slot credits.  During the three months ended March 31, 2008, Seneca Niagara Casino and Hotel’s net gaming revenue increased $5.2 million, or 6%. This increase reflected a $4.8 million increase in net slot revenue, and a $0.4 million increase in net table games revenue, attributable to higher slot volume and higher table hold percentage in relation to the comparable quarter in the prior year.  Seneca Allegany Casino and Hotel’s net gaming revenue for the quarter ended March 31, 2008 was $35.2 million, a decrease of $0.2 million, or 1%, from the quarter ended March 31, 2007.  This was due to a $0.1 million decrease in net slot revenue, and a $0.1 million decrease in net table games revenue during the 2008 quarter, reflecting the impact of the current economic downturn, including higher gas prices, on gaming demand.  Seneca Buffalo Creek Casino, which opened July 3, 2007, generated $7.2 million in net gaming revenue, all attributable to slot play.

Our food and beverage revenue has increased in direct relation to our increase in gaming revenue.  There is a direct relationship between our food and beverage revenue and our gaming revenue because a significant portion of this revenue is generated from players’ point redemptions.

For the three months ended March 31, 2008 and 2007, 58% and 58%, respectively, of our food and beverage revenue and 78% and 83% of our retail revenue, respectively, represented players’ point redemptions.  For the three months ended March 31, 2008, our consolidated food and beverage revenue increased $2.8 million, or 22% over the same period in 2007, to $15.6 million.

Seneca Niagara Casino and Hotel’s food and beverage revenue for the quarter ended March 31, 2008 increased $1.8 million, or 18%, in relation to the comparable prior year period.  Seneca Allegany Casino and Hotel’s food and beverage revenue for the quarter ended March 31, 2008 increased $1.0 million, or 30% compared to the same period in 2007, reflecting the opening of two fine dining restaurants and a twenty-four hour casual restaurant on March 30, 2007.

Lodging revenue represents rentals of rooms in the luxury hotel in Niagara Falls, which partially opened in late December 2005, and completely opened in late March 2006, and includes revenue from the resort hotel at Seneca Allegany Casino and Hotel, which officially opened on March 30, 2007.  For the three months ended March 31, 2008 and 2007, 17% and 15%, respectively, of our lodging revenue was attributable to cash payments by patrons  (as compared to revenue attributable to patron complimentaries).

For the three months ended March 31, 2008, our retail, entertainment and other revenue increased $1.3 million, or 30%, in relation to the comparable 2007 period.  This increase was primarily attributable to higher commissions received on ATM and credit cash advance services.

Detailed Operating Expenses Information

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in Thousands)

Operating expenses:
Gaming	$41,509	$36,440
Food and beverage	12,098	10,848
Lodging	3,788	2,229
Retail, entertainment and other	3,305	2,242
Advertising, general and administrative	47,310	36,871
Pre-opening costs	131	5,903
Depreciation and amortization	12,287	11,534
Total Operating expenses	$120,428	$106,067

Gaming expenses principally consist of costs incurred from operating our table games and slot machines, of which the primary components are related payroll and employee benefit costs, and the slot exclusivity fee due to New York State pursuant to the Compact.   The slot exclusivity fee increased $2.7 million from $25.1 million for the three months ended March 31, 2007 to $27.8 million for the three months ended March 31, 2008, due to higher net slot revenues.

Food and beverage expenses are costs we incur for the operation of our restaurants, snack bars and beverage outlets.  The primary components of these expenses are the cost of food and beverage products and related payroll and employee benefit expenses.  For the quarter ended March 31, 2008, food and beverage costs increased $1.3 million, due primarily to an increase in the volume and cost of required food and beverage products.  Food and beverage labor increased $0.6 million due to additional outlets opened on March 30, 2007 as part of the resort hotel expansion at Seneca Allegany Casino and Hotel.

Lodging expenses primarily represent our costs to operate Seneca Niagara Casino and Hotel’s luxury hotel and the resort hotel at Seneca Allegany Casino and Hotel.  The components of these expenses include payroll and other employee benefit expenses, guest amenity supplies, laundry and other expenses.  For the three months ended March 31, 2008, lodging expenses increased $1.6 million, or 70%, as compared to the three month period ended March 31, 2007, with $0.5 million of the increase due to higher occupancy at the luxury hotel in Niagara Falls, and $1.0 million of the increase in expenses due to the opening of the resort hotel at Seneca Allegany Casino on March 30, 2007.

Retail, entertainment and other expenses represent our costs to operate our retail shops and entertainment offerings.  The components of these expenses include related payroll and employee benefit costs, the cost of products offered for sale in our retail outlets, and contract costs for entertainers.  For the three months ended March 31, 2008, these costs increased approximately $1.1 million, or 47%, over the comparable 2007 period, due principally to an increase in headline entertainment costs in the current year’s quarter of $0.9 million at the Seneca Niagara Casino and Hotel and $0.3 million at the Seneca Allegany Casino and Hotel.

Advertising, general and administrative expenses are incurred to support our operations.   These expenses consist primarily of related payroll and employee benefits costs, regulatory, advertising, lease, marketing, insurance, legal and energy costs.  For the three months ended March 31, 2008 and 2007, such costs were $47.3 million and $36.9 million, respectively, an increase of $10.4 million, or 28%.  The increase was mainly attributable to a $7.5 million increase in Head Lease expense,  a $2.0 million increase in promotional expenses, a $1.1 million write off of external development costs, a $0.9 million increase in regulatory costs and a $0.6 million increase in utilities, offset by a favorable adjustment in employee benefit accruals of $2.7 million.

Pre-opening expenses are non-recurring costs incurred to support the expected opening of new facilities.  For the three months ended March 31, 2008 and 2007, such costs were $0.1 million and $5.9 million, respectively, a decrease of $5.8 million.  The decrease was primarily due to the $3.8 million of Head Lease payments related to our Buffalo Creek Casino for the three months ended March 31, 2007, and $2.0 million of pre-opening expenses for the three months ended March 31, 2007 related to the preparation for the opening of the resort hotel on March 30, 2007 at the Seneca Allegany Casino, each being treated as pre-opening expenses for such periods.

For the three months ended March 31, 2008 and 2007, depreciation expense was $12.3 million and $11.5 million, respectively, an increase of $0.8 million, or 7%.  This increase was attributable to the opening of our resort hotel at Seneca Allegany Casino and Hotel on March 30, 2007, and the opening of the temporary gaming floor at Seneca Buffalo Creek Casino on July 3, 2007.

Non-Operating Expenses

The following table summarizes information related to interest on our long-term debt:

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in Thousands)

Interest expense	$9,872	$7,959

Our interest expense for the three months ended March 31, 2008 increased $1.9 million over the three months ended March 31, 2007.  This increase was attributable to a $1.9 million reduction in the amount of interest capitalized in the quarter ended March 31, 2008 in relation to the 2007 quarter.  Capitalized interest relating to construction projects for the quarters ended March 31, 2008 and 2007 was $0 and $1.9 million, respectively, and is recorded as a component of net property and equipment within the accompanying consolidated balance sheets.

Operating Results - Six Months Ended March 31, 2008 Compared to the Six Months Ended March 31, 2007

Operating Results

	Six Months Ended March 31,
	2008	2007
	(Dollars in Thousands)

Net revenue	$301,218	$276,052

Operating expenses:
Gaming	82,947	69,421
Food and beverage	24,715	22,145
Lodging	7,550	4,596
Retail, entertainment and other	7,149	5,811
Advertising, general and administrative	96,832	72,129
Pre-opening costs	224	10,582
Depreciation and amortization	25,929	22,610

Operating income	$55,872	$68,758

The most important factors and trends contributing to our operating performance during the six months ended March 31, 2008 and 2007 were similar to those noted above for the three month periods ended March 31, 2008 and 2007.

Detailed Revenue Information

	Six Months Ended March 31,
	2008	2007
	(Dollars in Thousands)

Gaming revenue:
Slots	$268,765	$242,672
Table games	35,457	36,803
Keno	224	202

Gaming revenue	304,446	279,677

Non-gaming revenue:
Food and beverage	30,382	26,028
Lodging	14,224	9,245
Retail, entertainment and other	12,317	9,597

Non-gaming revenue	56,923	44,870
Less promotional allowances and credits	(60,151)	(48,495)

Net revenue	$301,218	$276,052

Our gaming revenue for the six months ended March 31, 2008 increased relative to the comparable period in the prior year due to (a) the opening of the Seneca Buffalo Creek Casino temporary facility, which added 135 slot machines to our operations, and (b) continued growth in our patron base.  As of March 31, 2008, our gaming operations featured an aggregate of 142 table games and 6,791 slot machines available to our patrons, representing a net increase of 292 slot machines from March 31, 2007.  During these periods, the number of patrons enrolled in our Seneca Player’s Club program has steadily increased.  As of March 31, 2008, we had approximately 1.4 million patrons enrolled, an increase of approximately 0.1 million patrons, or 8% over the number of enrolled patrons at March 31, 2007.

Our net gaming revenue, which includes a reduction for promotional credits of $26.5 million and $20.0 million in the six month periods ended March 31, 2008 and 2007, respectively, increased $18.2 million, or 7%, for the six months ended March 31, 2008 relative to the comparable six month period ended March 31, 2007.  During the six months ended March 31, 2008, Seneca Niagara Casino and Hotel’s net gaming revenue increased $4.1 million, or 2%, principally attributable to higher net slot revenue offset by a decrease in table games revenue.  Seneca Allegany Casino and Hotel’s net gaming revenue for the six months ended March 31, 2008 was $71.2 million, an increase of $0.4 million or 1% from the six months ended March 31, 2007.  This minimal increase reflects flat net slot revenue offset by an increase in table games revenue.

Our food and beverage revenue and retail revenue have increased in direct relation to our increase in gaming revenue.  There is a direct relationship between our food and beverage revenue and our gaming revenue because a significant portion of this revenue is generated from players’ point redemptions.  For the six months ended March 31, 2008 and 2007, 56% and 58%, respectively, of our food and beverage revenue represented Seneca Player’s Club point redemptions.  For the six months ended March 31, 2008, food and beverage revenue increased $4.4 million, or 17% to $30.4 million versus the same period ended March 31, 2007.  Seneca Niagara Casino and Hotel’s food and beverage revenue for the six months ended March 31, 2008 increased $2.4 million, or 12%, versus the comparable period ended March 31, 2007, primarily due to the opening of an additional restaurant during the 2008 period and volume associated with the increase in gaming revenue.  Seneca Allegany Casino and Hotel’s food and beverage revenue for the six months ended March 31, 2008 increased $1.8 million, or 29%, in relation to the comparable period ended March 31, 2007, primarily due to the effect of the opening of two fine dining restaurants and one additional bar in late March 2007, in conjunction with the hotel expansion at Seneca Allegany Casino and Hotel.

Lodging revenue represents rentals of rooms in the luxury hotel in Niagara Falls, which opened on March 31, 2006, and the rentals of rooms in the resort hotel on the Allegany Territory, which opened on March 30, 2007.

For the six months ended March 31, 2008, our retail, entertainment and other revenue increased by $2.7 million, or 28%, in relation to the comparable 2007 period.  This increase was primarily attributable to higher commissions received on ATM and credit cash advance services.  For the six months ended March 31, 2008 and 2007, 75% and 85% of our retail revenue, respectively, represented Seneca Player’s Club point redemptions.

Detailed Operating Expenses Information

	Six Months Ended March 31,
	2008	2007
	(Dollars in Thousands)

Operating expenses
Gaming	$82,947	$69,421
Food and beverage	24,715	22,145
Lodging	7,550	4,596
Retail, entertainment and other	7,149	5,811
Advertising, general and administrative	96,832	72,129
Pre-opening costs	224	10,582
Depreciation and amortization	25,929	22,610
Total Operating expenses	$245,346	$207,294

Gaming expenses principally consist of costs incurred from operating our table games and slot machines, of which the primary components are related payroll and employee benefit costs, and the slot exclusivity fee due to New York State pursuant to the Compact.  The slot exclusivity fee increased by $9.1 million from $45.8 million for the six months ended March 31, 2007 to $54.9 million for the six months ended March 31, 2008.  This was due to increased slot revenue, along with the four percentage point increase in the slot exclusivity fee effective January 1, 2007 pursuant to the Compact. Approximately $4.7 million of the $9.1 million increase in slot exclusivity fees was due to the 4% increase in the fee rate under the Compact.  In addition, gaming-related payroll and benefits costs increased $0.5 million in relation to the prior year six month period primarily due to the addition of the expanded gaming floor at Seneca Allegany Casino and Hotel, which opened in December 2006.

Food and beverage expenses are costs incurred for the operation of our restaurants, snack bars and beverage outlets.  The primary components of these expenses are the cost of food and beverages and related payroll and employee benefit expenses.  For the six months ended March 31, 2008, food and beverage costs increased $2.6 million due to an increase in required food and beverage products, and food and beverage payroll and benefits accounted for $1.6 million of this increase due to the increased staffing related to the opening of three additional restaurants and one additional bar, in conjunction with the hotel expansion at Seneca Allegany Casino and Hotel.

Lodging expenses primarily represent our costs to operate SNFGC’s luxury hotel, and STGC’s resort hotel, which completely opened on March 30, 2007.  The components of these expenses include payroll and other employee benefit expenses, guest amenity supplies, utilities, laundry and other expenses.   For the six months ended March 31, 2008, lodging expenses increased $3.0 million, or 64%, compared to the same period in 2007, primarily due to the resort hotel at Seneca Allegany being open for the full six months in the 2008 period.

Retail, entertainment and other expenses represent our costs to operate our retail shops and entertainment offerings.  The components of these expenses include related payroll and employee benefit costs, the cost of products offered for sale in our retail outlets, and contract costs for entertainers.  For the six months ended March 31, 2008, retail, entertainment and other expenses increased $1.3 million, or 23%, over the comparable period in 2007, primarily due to the increase in headline entertainment costs at Seneca Niagara Casino and Hotel and at the new events center at the Seneca Allegany Casino and Hotel.

Advertising, general and administrative expenses are incurred to support our operations.   These expenses consist primarily of related payroll and employee benefits costs, regulatory, advertising, lease, marketing, insurance, legal and energy costs.  For the six months ended March 31, 2008 and 2007, such costs were $96.8 million and $72.1 million, respectively, a $24.7 million increase, or 34%.  The increase was mainly attributable to a $15.1 million increase in Head Lease expense, a $1.1 million write off of costs relating to exploration of potential external (off-territory) development projects, a $1.4 million increase in energy costs reflecting the full six month impact of the expanded facilities at Seneca Allegany Casino and Hotel, a $1.8 million increase in regulatory costs, a $3.4 million increase in labor and related costs, and a $3.8 million increase in other operational costs in support of expanded facilities at both casinos, offset by a $1.9 million favorable adjustment in employee benefit accruals.

Non-Operating Expenses

The following table summarizes information related to interest on our long-term debt:

	Six Months Ended March 31,
	2008	2007
	(Dollars in Thousands)

Interest expense	$19,743	$16,522

Our interest expense for the six months ended March 31, 2008 increased $3.2 million over the six months ended March 31, 2007.  This increase was attributable to lower capitalized interest related to our construction of the luxury hotel at Seneca Niagara Casino and the resort hotel at Seneca Allegany Casino during the six months ended March 31, 2008 and 2007, which totaled $0 million and $3.2 million, respectively, and is recorded as a component of net property and equipment within the accompanying consolidated balance sheets.

Liquidity and Capital Resources

Cash Flows

	Six Months Ended
	March 31,
	2008	2007
	(Dollars in Thousands)

Net cash provided by operations	$65,288	$80,147

Cash flows relating to investing activities:
Capital expenditures	(58,237)	(114,264)
Payments for land acquisitions	(3,706)	(15,250)
(Deposit to) withdrawal from restricted cash	(2,074)	11,221
Sales of short-term investments, net	14,600	37,700
Net cash used in investing activities	(49,418)	(80,593)

Cash flows relating to financing activities:

Distributions paid to the Nation	(33,905)	(22,837)
Net cash used in financing activities	(33,905)	(22,837)

Net decrease in cash and cash equivalents	$(18,034)	$(23,283)

Cash Flows—Operating Activities.     The $14.9 million decrease in cash flows from operations during the six months ended March 31, 2008 compared to the comparable period in 2007 resulted principally from a $21.1 million decrease in net income compared to the prior year, offset by a $3.3 million increase in depreciation expense and a $3.9 million other than temporary decline in the value of a specific short-term investment.

Cash Flows—Investing Activities.     Our capital expenditures of $58.2 million during the six months ended March 31, 2008 were mainly comprised of $7.3 million of costs associated with the construction and equipping of the resort hotel, permanent gaming floor and amenities at the Seneca Allegany Casino and Hotel, $22.3 million for the conversion of the temporary gaming facility at Seneca Allegany Casino and Hotel into an events center, with related amenities, $2.1 million associated with pre-construction costs relating to the additional hotel tower at the Seneca Allegany Casino and Hotel, $11.4 million relating to pre-construction and site work for the permanent Seneca Buffalo Creek Casino and Hotel on the Nation’s Buffalo Creek Territory, and $3.1 million relating to construction of the Seneca Hickory Stick Golf Course.  The remaining $12 million in capital expenditures were principally for the acquisition of equipment for existing casino operations.  Sales of short-term investments represent transactions in short-term investments of excess cash in instruments having a maturity of more than 90 days.

Cash Flows—Financing Activities.     Effective September 1, 2006, SGC declared a cash distribution of $26.0 million to the Nation, payable in thirteen equal installments of $2.0 million, beginning in September 2006.  Effective December 11, 2006, SGC declared an additional cash distribution of $20.0 million to the Nation, payable in ten equal installments of $2.0 million, beginning in December 2006.  Effective September 27, 2007, SGC declared cash distributions to the Nation totaling $48 million, payable in twelve equal monthly payments of $4.0 million beginning October 2007.   During the six months ended March 31, 2008, SGC paid cash distributions of $24.0 million to the Nation pursuant to the foregoing distribution declarations. The remaining declared cash distributions of $24.0 million which are payable on future payment dates are shown as ‘Distributions payable to Nation’ on the accompanying consolidated balance sheets.  In addition to the declared cash distributions, SGC distributed $9.7 million to the Nation under the Distribution Agreement, dated April 27, 2007, relating to the Seneca Nation of Indians Capital Improvements Authority’s special obligation bonds, for the six months ended March 31, 2008.  During the six months ended March 31, 2008 and 2007, SGC distributed to the Nation acquired real property of $0 and $1.4 million, respectively, for use in its casino and other related entertainment operations.  Such distribution amounts were based on the acquisition cost of the real property.

Principal Debt Arrangements.     As of March 31, 2008, our long-term debt consists of $300.0 million in 2004 senior notes and $200.0 million in 2005 senior notes.  The senior notes carry a fixed annual interest rate of 7¼% and semi-annual interest payments are due on May 1 and November 1.

The 2004 and 2005 senior notes are unsecured and rank equally.  As of March 31, 2008, aggregate accrued interest on the 2004 and 2005 senior notes was $15.1 million.  The senior notes mature on May 1, 2012, are redeemable at our option in whole or in part at any time after May 1, 2008 at the redemption prices set forth in our Indenture, are subject to redemption requirements imposed by gaming laws and regulations and are required to be repurchased by us at the option of the holders upon certain change of control events.

Expansion and Development Plans.  During the next 18 months, we plan to make substantial capital investments in our gaming facilities.

In March 2008, we completed the conversion of the former temporary casino facility at Seneca Allegany Casino and Hotel into an approximate 1,700 seat events center with additional administrative and support space.  The total cost of the temporary casino conversion and related improvements was approximately $29 million.  We are now proceeding with certain exterior improvements to the casino, resort hotel and parking garage, including landscaping and other cosmetic improvements, at an estimated cost of $11 million, with completion targeted for Summer 2009.

We have commenced pre-construction and site work for our permanent Seneca Buffalo Creek Casino and Hotel on the Buffalo Creek Territory, at an estimated cost of $333 million.  The Seneca Buffalo Creek Casino permanent facility is expected to initially feature 90,000 square feet of gaming space, 2,000 slot machines, 45 table games, four restaurants, a 22-story all suite hotel with approximately 200 rooms, a full-service spa and salon, a 2,500-space parking garage and retail and other amenities.  Reference is made to our Annual Report on Form 10-K for the year ended September 30, 2007 for a description of certain legal proceedings relating to our planned Seneca Buffalo Creek Casino.  See also “Part II. Item 1 – Legal Proceedings” for material developments regarding certain of these proceedings.

We have also commenced pre-construction and preliminary site work for the next phase of construction at the Seneca Allegany Casino and Hotel, which involves the design, development and construction of an additional hotel tower (adding 179 to 204 new hotel rooms) and up to 31,000 square feet of additional gaming space and related amenities, for an estimated cost of up to $130 million. Completion of this phase of construction is targeted for Fall 2009.

We commenced construction in July 2007 of a Robert Trent Jones II design golf course in Lewiston, New York, at an estimated cost of $25.5 million.  Construction is projected to be completed in Fall 2008, with an opening targeted for Summer 2009.

With the exception of funding requirements for one or more of our expansion and development projects, which are expected to require obtaining external financing on acceptable terms, we expect cash generated from our operations, available cash and cash equivalents and short-term investments as of March 31, 2008 to be sufficient to service our debt, satisfy our other financial obligations, and to meet our working capital requirements for the remainder of the current fiscal year.

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

Other Commitments – Niagara Falls Condemnation Proceedings

We have acquired approximately 45 acres in the City of Niagara Falls, New York of the approximate 50 acres designated by New York State under the Compact for ownership by the Nation, and intend to acquire approximately three additional acres. Under the Compact, the Nation is required to fund the acquisition of this property, including all related costs and expenses. As initial security for the Nation’s obligations to pay site acquisition costs and in furtherance of the ongoing condemnation proceeding, the Nation was required to deliver, and has delivered, to the Empire State Development Corporation (ESDC) a letter of credit in the amount of $33.5 million representing 150% of the then estimate of the total remaining site acquisition costs not yet paid by the Nation.  On July 13, 2006, we acquired, through the condemnation process, approximately 18 acres of land and improvements (including fixtures) from Fallsite, LLC, or Fallsite and Fallsville, LLC, or Fallsville, for an aggregate initial advance payment of $18.0 million, which land is a portion of the land in the City of Niagara Falls, New York designated under the Compact for ownership by the Nation. Of this amount, $7.7 million was drawn on the letter of credit as part of the consideration for the purchase.  In March 2007, an additional $11.5 million was drawn under the letter of credit to fund the acquisition of 18 additional parcels of land and certain improvements.    In December 2007, an additional $3.0 million was drawn under the letter of credit to fund the acquisition of seven additional parcels of land owned by the City of Niagara Falls.  The current letter of credit amount has been reduced to approximately $11.3 million. If the estimate of such site acquisition costs increases or if certain other events occur, the Nation may have to provide an additional letter of credit or replace the existing one with one for a larger monetary amount or, if acceptable to the ESDC, provide a supplemental cash escrow amount.  This outstanding letter of credit is 100% cash collateralized (with cash and cash equivalents) by us.

The amounts paid to condemnees from whom we have acquired property are deemed to be advance payments. Pursuant to the New York State Eminent Domain Procedure Law, or EDPL, the New York state courts will determine the final purchase price to be paid to condemnees who elect to challenge the initial appraised value of their property.  To date, all record owners from whom property was condemned pursuant to the EDPL have reserved rights to claim additional compensation.  Four record owners have filed notices of claim to challenge the fair market value appraisals utilized by ESDC.   Fallsite LLC and Fallsville Splash, LLC have filed notices of claim in the amounts of $40.0 and $35.0 million for land and trade fixtures, respectively, relating to a small former water park within the footprint.  ESDC’s fair market appraisal value for the foregoing was $17.0 million.  Intertrust Development has filed a notice of claim for $15.8 million for land and trade fixtures associated with a former Holiday Inn hotel within the footprint. ESDC’s fair market appraisal value for the foregoing was $8.2 million.  Additionally, JFD Holdings has filed a notice of claim for an unspecified amount for land and trade fixtures associated with a former Pizza Hut restaurant within the footprint.  ESDC’s fair market appraisal for the foregoing was approximately $0.4 million.

If the New York state courts determine that the value for the land and improvements, including trade fixtures, is higher than what ESDC has determined to be their values, then we would be liable for the difference and potentially also responsible for certain additional costs and payments to the applicable condemnee(s), such as their attorney fees.

Regulation

Our operations are regulated by Nation laws, the Compact and federal statutes, most notably the Indian Gaming Regulatory Act, or IGRA. Several bills have been proposed during past sessions of Congress that could affect Indian gaming.  Most notably Senator McCain’s S. 2078, the Indian Gaming Regulatory Act Amendments of 2006 and Congressman Pombo’s
(R-CA) H. 4893, Restricting Indian Gaming to Homelands of Tribes Act of 2006, proposed additional regulations for tribes and more restrictions on “off-reservation” gaming.   With new leadership in the committees of jurisdiction over Indian Affairs in the 110th Congress, Indian gaming has received very limited attention.  In fact, fewer Indian gaming related bills have been introduced and few committee hearings have been held related to Indian gaming.

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

Item 4T.          Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, have inherent limitations due to cost issues, the possibility of human error, judgments and assumptions regarding the likelihood of future events, and the circumvention and overriding of the controls and procedures.   Accordingly, even effective disclosure of controls and procedures can provide only reasonable assurance of achieving the desired control objectives.

SGC’s management, under the supervision of our President and Chief Executive Officer, and with the participation of our President and Chief Executive Officer and our Executive Director of Finance (as our principal executive officer and principal financial officer, respectively), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our President and Chief Executive Officer and

Executive Director of Finance have concluded that the design and operation of our disclosure controls and procedures as of March 31, 2008 provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15 or 15d-15 or otherwise that occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As a material development for the quarter ended March 31, 2008, upon taking office on January 1, 2008, the newly elected Erie County Executive withdrew the County of Erie from the suit, and the action was dismissed on January 4, 2008.

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

On October 5, 2007, the plaintiff filed a motion to further amend the complaint to include as defendants (1) Maurice

John, as President of the Seneca Nation of Indians; (2) E. Brian Hansberry, as the new President and CEO of the Seneca Gaming Corporation (replacing John Pasqualoni); (3) the Seneca Nation of Indians; and (4) the Seneca Gaming Corporation.  On October 25, 2007, the Seneca Nation of Indians filed a response in opposition to that motion asserting that (1) the motion to amend the complaint was not properly before the court because it is premised upon a finding that the Nation is a necessary and indispensible party, and (2) the motion to amend is futile because the Nation and its officers are protected by sovereign immunity.  As of May 1, 2008, the court had not ruled on this motion.

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

Item 1A.                                                  Risk Factors

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007, except as disclosed in this Form 10-Q, including without limitation, the risk factors relating to our Seneca Buffalo Creek Casino set forth in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” — “Executive Summary — Buffalo Creek Casino” and those relating to our expansion and development projects set forth in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” — Liquidity and Capital Resources”.

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

10.1

Amended and Restated Head Lease Agreement between Seneca Niagara Falls Gaming Corporation and the Seneca Nation of Indians effective as of October 1, 2007 (incorporated by reference to Exhibit 10.1 to SGC’s Current Report on Form 8-K filed on April 1, 2008).

10.2

First Amendment to Head Lease Agreement between Seneca Territory Gaming Corporation and the Seneca Nation of Indians effective as of October 1, 2007 (incorporated by reference to Exhibit 10.2 to SGC’s Current Report on Form
8-K filed on April 1, 2008).

10.3

First Amendment to Head Lease Agreement between Seneca Erie Gaming Corporation and the Seneca Nation of Indians effective as of October 1, 2007 (incorporated by reference to Exhibit 10.3 to SGC’s Current Report on Form 8-K filed on April 1, 2008).

10.4

Separation Agreement between Seneca Gaming Corporation and Patrick M. Fox dated April 8, 2008 and effective as of April 11, 2008 (incorporated by reference to Exhibit 10.1 to SGC’s Current Report on Form 8-K filed on April 8, 2008).

10.5

Employment Agreement between Seneca Gaming Corporation and Catherine A. Walker, dated as of March 16, 2008 (incorporated by reference to Exhibit 10.1 to SGC’s Current Report on Form 8-K filed on May 1, 2008).

31.1	Certification of E. Brian Hansberry, principal executive officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of Erik T. Palmer, principal financial officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (filed herewith).

32.1

Certification of E. Brian Hansberry, principal executive officer and Erik T. Palmer, principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

SENECA GAMING CORPORATION

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated May 15, 2008

/s/ E. Brian Hansberry
E. Brian Hansberry
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Erik T. Palmer
Erik T. Palmer
Executive Director of Finance
(Principal Financial and Accounting Officer)