Form 10-Q
period 2008-06-30
Seneca Gaming Corp
filed 2008-08-14
CIK 1296785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Yes ☐   No ☒

At August 14, 2008, the registrant had no outstanding shares of common stock. The registrant is wholly owned by the Seneca Nation of Indians.

ii

PART I.  FINANCIAL INFORMATION

Item I.                                                              Financial Statements

SENECA GAMING CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	September 30,
	2008	2007
	(Dollars in Thousands)
Assets
Current assets:
Cash and cash equivalents	$62,872	$78,662
Short-term investments	350	19,100
Receivables from affiliates	70	58
Other receivables, net	2,809	3,585
Inventories	4,130	4,421
Other current assets	9,021	8,194
Total current assets	79,252	114,020

Property and equipment, net	756,884	699,381
Restricted cash	—	14,579
Other long-term assets	60,448	57,980

Total assets	$896,584	$885,960

Liabilities and Capital
Current liabilities:
Trade payables	$8,542	$6,194
Construction payables	21,609	21,201
Distributions payable to Nation	12,000	48,000
Exclusivity fees payable	9,865	9,279
Accrued interest	6,042	15,104
Accrued regulatory expenses	27,125	23,240
Accrued gaming liabilities	16,243	15,071
Accrued payroll and related liabilities	12,177	16,641
Accrued other current liabilities	6,226	5,639
Total current liabilities	119,829	160,369

Commitments and Contingencies	—	—

Long-term debt	496,101	495,347

Total liabilities	615,930	655,716

Capital:
Retained earnings	280,654	230,244

Total liabilities and capital	$896,584	$885,960

See accompanying notes to consolidated financial statements.

SENECA GAMING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in Thousands)

Revenues

Gaming	$164,693	$149,528	$469,139	$429,205
Food and beverage	16,295	14,360	46,677	40,388
Lodging	7,277	6,555	21,501	15,800
Retail, entertainment and other	6,169	4,848	18,486	14,446
Gross Revenue	194,434	175,291	555,803	499,839
Less: Promotional allowances	(28,763)	(26,088)	(88,914)	(74,583)
Net revenues	165,671	149,203	466,889	425,256

Expenses

Gaming	43,742	40,332	126,689	109,752
Food and beverage	12,435	12,448	37,150	34,594
Lodging	3,756	3,347	11,306	7,943
Retail, entertainment and other	3,703	3,116	10,851	8,928
Advertising, general and administrative	47,934	37,548	144,766	109,676
Pre-opening costs	70	4,636	294	15,218
Depreciation	12,604	13,503	38,533	36,113

Total operating expenses	124,244	114,930	369,589	322,224

Operating income	41,427	34,273	97,300	103,032

Other non-operating income (expense)	(250)	4,006	(4,150)	3,720
Interest income	129	565	1,251	3,056
Interest expense	(9,089)	(9,502)	(28,833)	(26,024)

Net income	$32,217	$29,342	$65,568	$83,784

See accompanying notes to consolidated financial statements.

SENECA GAMING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	June 30,
	2008	2007
	(Dollars in Thousands)
Cash flows relating to operating activities:
Net income	$65,568	$83,784
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	38,533	36,113
Amortization of deferred financing costs and debt discount	2,429	2,424
Other than temporary decline in investments	4,150	—
Bad debt expense	227	737
Write-off of acquisition costs	1,100	—
Loss on disposal of assets	26	—

Change in operating assets and liabilities:
Current assets	1	(2,594)
Long-term assets	(1,235)	—
Current liabilities	(4,948)	(3,188)

Net cash provided by operating activities	105,851	117,276

Cash flows relating to investing activities:
Purchases of property and equipment	(94,254)	(143,441)
Land acquisition costs	(5,408)	(17,852)
Sales of investments, net	14,600	42,700
Decrease in restricted cash	14,579	11,221

Net cash used in investing activities	(70,483)	(107,372)

Cash flows relating to financing activities:

Capital contribution from Nation	—	3,198
Distributions paid to the Nation	(51,158)	(36,692)

Net cash used in financing activities	(51,158)	(33,494)

Net decrease in cash	(15,790)	(23,590)

Cash balances:
Beginning of period	78,662	78,195

End of period	$62,872	$54,605

See accompanying notes to consolidated financial statements.

SENECA GAMING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      Organization and Basis of Presentation

The consolidated financial statements include the accounts of Seneca Gaming Corporation, or SGC, and its wholly owned subsidiaries, or collectively, the Company.  In consolidation, all intercompany balances and transactions have been eliminated.  The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of SGC’s management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.  Operating results for the three months and nine months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008.  For further information, reference is made to the consolidated financial statements and notes thereto included in SGC’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007, or 2007 Form 10-K, as well as SGC’s other filings with the Securities and Exchange Commission, or SEC, pursuant to the Securities Exchange Act of 1934, as amended.

SGC, which was formed on August 1, 2002, is wholly owned by the Seneca Nation of Indians, or the Nation, a federally recognized Indian nation.  SGC was organized by the Nation to operate and manage its Class III gaming activities on the Nation’s territories pursuant to the Indian Gaming Regulatory Act of 1988, or IGRA.  Under IGRA, federally recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal land, subject to, among other things, the negotiation of a compact with the affected state.  Pursuant to IGRA, the Nation entered into the Nation-State Gaming Compact with the State of New York in August 2002, or the Compact, which has been approved by the Federal Bureau of Indian Affairs, Department of the Interior.  The Compact expires in December 2016 and automatically renews for an additional seven year period unless either the Nation or the State of New York objects in writing, in which case the parties are required to negotiate in good faith to address the objecting party’s concerns, with only the issue of a party’s good faith subject to third party dispute resolution.  The Compact provides that its terms will remain in effect during the pendency of such negotiations.  The Compact provides the Nation with the right to conduct Class III gaming activities at three sites in the western region of the State of New York.  The right is exclusive, subject to certain limited exceptions.

The Nation’s Council, or the Council, acts as the Nation’s legislative authority, and acts on the Nation’s behalf with respect to SGC.  The Council enacted a gaming ordinance which established the Seneca Gaming Authority, or SGA, to regulate the gaming activities of SGC under the Compact, and the gaming ordinance, as amended, continues to regulate the gaming activities of SGC.

The Council, at the request of the SGC Board of Directors, chartered three subsidiary corporations of SGC to develop and operate the three sites authorized by the Compact. In addition, the SGC Board of Directors hired the executive management of SGC, including the President and Chief Executive Officer, to oversee and manage the operations at the three sites. The subsidiary corporations that operate the three sites authorized by the Compact are as follows:

•              Seneca Niagara Falls Gaming Corporation, or SNFGC

•              Seneca Territory Gaming Corporation, or STGC; and

•              Seneca Erie Gaming Corporation, or SEGC

SNFGC was formed on August 1, 2002 to operate the Nation’s Class III gaming facilities in Niagara Falls, New York.  Operations at SNFGC’s casino, the Seneca Niagara Casino, commenced December 31, 2002.  On March 31, 2006, SNFGC officially completed the phased opening of its luxury hotel expansion, which included a permanent  147,000 square foot gaming facility (providing 35,000 square feet more gaming space than the original 112,000 square feet), a 604 room luxury hotel with 118 suites of various sizes, a full-service spa, salon, and fitness center, three fine dining restaurants (two additional) and a 24 hour casual restaurant, three new retail stores, and a 25,200 square-foot multi-purpose room and events center.  The luxury hotel is adjacent and connected to the Seneca Niagara Casino.  The entire complex, including the luxury hotel and the Seneca Niagara Casino, is referred to as the Seneca Niagara Casino and Hotel.

STGC was formed on September 20, 2003 to operate the Nation’s Class III gaming facilities near Salamanca, New York on its existing territorial land. Operations at STGC’s casino, the Seneca Allegany Casino, commenced May 1, 2004.  On March 30, 2007, the phased opening of the permanent gaming facility and resort hotel was completed, which included a permanent 63,500 square foot gaming facility (providing 12,000 square feet more gaming space than the original 51,500 square foot temporary gaming facility), a 212-room resort hotel, two fine dining restaurants, a 24 hour casual restaurant, a spa and fitness center, and retail and other amenities.  The conversion of the former approximate 120,000 square foot temporary casino structure into an events center with a seating capacity for 2,300 people, along with additional administrative and support space, was completed in March 2008.  The entire complex, including the Seneca Allegany Casino and resort hotel, is referred to as the Seneca Allegany Casino and Hotel.

SEGC was formed on August 9, 2003 to operate the Nation’s Class III gaming facility in Erie County, New York.  On October 3, 2005, the Nation acquired approximately nine acres of land in the inner-harbor district of downtown Buffalo.  SEGC commenced construction of its Seneca Buffalo Creek Casino on those nine acres on December 8, 2005 and on July 3, 2007 commenced Class III gaming on such property, in a temporary facility, in fulfillment of the requirement set forth in the Compact. Various plaintiffs have filed suit in federal and state court challenging the Nation’s right to conduct Class III gaming on the Nation’s nine acre Buffalo Creek Territory.  On July 8, 2008, in a federal suit captioned Citizens Against Casino Gambling in Erie County v. Kempthorne, the Court issued its decision and order finding that, although the Nation’s Buffalo Creek Territory is “Indian country”, the NIGC’s determination that the Nation’s Buffalo Creek Territory is gaming-eligible land pursuant to the IGRA’s settlement of a land claim exception was arbitrary, capricious, and not in accordance with the law.  The Court’s decision did not provide for injunctive relief, and SEGC has continued its operations at the Seneca Buffalo Creek Casino.  Plaintiffs subsequently filed a motion on July 14, 2008 to force the court to enforce its judgment.

On July 22, 2008, the United States filed a motion responding to the plaintiffs’ motion to enforce and requesting that the case be remanded to the NIGC for further consideration. The remand motion is based upon significant changes in the controlling law, as interpreted by the U.S. Department of Interior.  The Seneca Nation of Indians simultaneously filed an amicus brief supporting the United States’ motion for remand to the NIGC and opposing the plaintiffs’ motion to enforce (the Nation is not a party to the lawsuit).  Oral argument on the foregoing motions is scheduled for August 21, 2008.

If the plaintiffs are successful, the Nation, and therefore SEGC, may be unable to continue operating the existing Seneca Buffalo Creek Casino, may be delayed in the completion of the Seneca Buffalo Creek Casino and Hotel at this site or may be unable to conduct Class III gaming at this site. The NIGC has indicated that it does not intend to take any precipitous action against the Nation or its gaming facilities as it, in consultation with the U.S. Department of Justice, continues to assess its options. SEGC will continue to assess ongoing events to determine if, and to what extend, any such matters result in an impairment of SEGC’s Buffalo Creek assets.

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

2.            Short-Term Investments

Short-term investments are classified as available for sale as defined in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.  Investments are stated at fair value.  The Company evaluates investments for conditions that may indicate that an other-than-temporary decline in market value has occurred. In conducting this review, numerous factors are considered which, individually or in the aggregate, may indicate that a decline is other-than-temporary. Based on this evaluation, an other-than-temporary loss on one specific investment of $4.2 million was recorded in the first nine months of fiscal 2008 as other non-operating expense. The cost basis of this investment has been reduced by the amount of the other-than-temporary loss recorded.

3.                                      Principal Debt Arrangements

Long-term debt, as described below, consists of the 2004 and 2005 7¼% senior notes and the senior secured revolving loan agreement.

7¼% Senior Notes

On May 5, 2004, SGC issued $300.0 million in 7¼% senior notes due 2012, or the 2004 senior notes.  On May 23, 2005, SGC issued an additional $200.0 million in 7¼% senior notes due 2012, Series B, or the 2005 senior notes.

The 2004 and 2005 senior notes are guaranteed by SNFGC, STGC, SEGC and LGCC. The 2005 senior notes are treated as a single class with the 2004 senior notes and are identical to the 2004 senior notes, except for certain tax attributes and prior to November 1, 2005 the amount of interest accrued thereon.   Interest on the 2004 and 2005 senior notes is payable semi-annually on May 1 and November 1.  The 2004 and 2005 senior notes are unsecured and rank equally.  As of June 30, 2008, aggregate accrued interest on the 2004 and 2005 senior notes was $6.0 million. The senior notes, which mature on May 1, 2012, are redeemable at SGC’s option in whole or in part at any time after May 1, 2008 at the redemption prices set forth in SGC’s Indenture, are subject to redemption requirements imposed by gaming laws and regulations and are required to be repurchased by SGC at the option of holders upon certain change of control events.

The Indenture governing the 2004 and 2005 senior notes contains certain financial and non-financial covenants.  The financial covenants include limitations on restricted payments, the incurrence of indebtedness and affiliate transactions, while the non-financial covenants include reporting obligations and compliance with laws and regulations.  As of June 30, 2008, SGC was in compliance with all covenants in the Indenture.

Senior Secured Revolving Loan Agreement

Effective June 19, 2008, SGC entered into a $50.0 million senior secured revolving loan agreement, which matures on June 19, 2009. The maturity date may be extended by SGC at its election (at any time after the six month anniversary of the closing date and prior to June 19, 2009) for an additional period of six months provided that no default or event of default exists at the time of election.  Amounts borrowed under the loan agreement bear interest at either one, three or six-month LIBOR plus one and one quarter percent (1.25%), or the prime rate (as reported in the The Wall Street Journal) plus one quarter percent (.25%) at SGC’s discretion.  Any outstanding principal balance shall be paid on the maturity date.

SGC’s obligations under the loan agreement are secured by substantially all gaming and related assets (including substantially all gaming revenues) not constituting real property or improvements.  SGC’s obligations are guaranteed by SNFGC, STGC, SEGC and LGCC.  The guarantors’ obligations are secured by substantially all of each guarantor’s gaming and related assets (including substantially all gaming revenues) not constituting real property or improvements.

The loan agreement contains certain financial covenants requiring SGC to achieve minimum consolidated EBITDA of $160 million (on a rolling 12 month basis) and certain leverage  and coverage ratios. The loan agreement also contains additional customary covenants, including covenants restricting the incurrence of additional indebtedness, the creation of additional liens and the disposition of assets. As of June 30, 2008, SGC was in compliance with all covenants in the loan agreement.

As of June 30, 2008, at SGC’s request, the lender under the loan agreement had issued letters of credit totaling $16.8 million, $11.2 million of which may be drawn upon to fund the purchase of certain parcels within the 50 acre “footprint” described in the Compact and designated for ownership by the Nation, with the remaining $5.6 million issued in connection with worker’s compensation policies.  As of June 30, 2008, $33.2 million was available under the loan agreement.

Effective June 19, 2008, SGC’s secured reimbursement facilities were terminated and all outstanding letters of credit under such facilities were assumed as outstanding letters of credit under the senior secured revolving loan agreement.

4.                                      Related-Party Transactions

Operating Lease Agreements with the Nation

The Nation has entered into operating lease agreements (each a Head Lease) with each of SNFGC, STGC and SEGC.  Due to the related party nature of these leases, which can be effectively modified by the Nation, SGC records monthly lease expense equal to the required payment amount for the respective month.  Lease payment increases under the Head Leases are restricted under the terms of the Indenture governing the senior notes, the Distribution Agreement referenced in Note 5, and the senior secured revolving loan agreement.  These leases contain no renewal options or escalation clauses.

The Amended and Restated SNFGC Head Lease (effective October 1, 2007) has a term expiring on December 31, 2023, and covers use of all land owned (or to be owned) by the Nation within the 50 acre “footprint” described in Appendix I of the Compact, together with all Nation-owned improvements thereon, including the structures formerly known as the Niagara Falls Convention Center and Lackey Plaza, and the office building currently known as the Seneca Office Building.  As of October 1, 2005, monthly lease payments under the SNFGC Head Lease were $1,287,500.  The lease payments were increased by 3%, effective October 1, 2006, to $1,326,125 per month, and an additional 3%, effective October 1, 2007, to $1,365,909 per month, in each case as approved by the board of directors of each of SGC and SNFGC.  Pursuant to the terms of the Amended and Restated SNFGC Head Lease entered into on March 27, 2008, and effective as of October 1, 2007, lease payments were further increased, at the request of the Nation, to $2,033,333 per month or by 49%, with such increase effective as of October 1, 2007.  On August 1, 2008, at the request of the Nation, SGC approved an increase in the SNFGC Head Lease to $3,083,333 per month, or by 52%, effective October 1, 2008, and to $3,666,667 per month, or by 19%, effective October 1, 2009.  Such additional increases are conditioned upon compliance with the requirements of the senior notes Indenture related to affiliate transactions, and are subject to compliance with all commitments legally binding upon the Nation or SNFGC, or to which the premises (described in the lease) are subject.  Lease payments may be further increased upon agreement of the parties, provided that no increase may contravene, or constitute a default under, any agreement, indenture, instrument or other commitment legally binding upon the Nation or SNFGC, or to which the premises (described in the lease) are subject.

The STGC and SEGC Head Leases were entered into effective as of May 1, 2004 and April 1, 2006 respectively.  Both of these Head Leases have terms expiring on December 31, 2023, and cover use of the land which is currently being used in operating the Seneca Allegany Casino and Hotel and Seneca Buffalo Creek Casino, respectively.  With respect to the STGC Head Lease, as of October 1, 2005 monthly lease payments were $1,287,500.  Payments were increased by 3%, effective October 1, 2006, to $1,326,125 per month, and by an additional 3%, effective October 1, 2007, to $1,365,909 per month, in each case as approved by the board of directors of STGC.  Pursuant to an amendment to the STGC Head Lease entered into on March 27, 2008, and effective as of October 1, 2007, the lease payments were increased, at the request of the Nation, to $1,691,667 per month, or by 24%.  On August 1, 2008, at the request of the Nation, SGC approved increases in the lease payments under the STGC Head Lease to $2,166,666 per month, or by 28%, effective October 1, 2008, and to $2,666,667 per month, or by 23%, effective October 1, 2009. With respect to the SEGC Head Lease, for the first six months of the term, SEGC made monthly lease payments of $520,000 to the Nation.  Payments were increased, effective October 1, 2006, to $1,250,000, and by an additional 3%, effective October 1, 2007, to $1,287,500, in each case as approved by the board of directors of SEGC.  Pursuant to an amendment to the SEGC Head Lease entered into on March 27, 2008, and effective as of October 1, 2007, the lease payments were increased, at the request of the Nation, to $1,441,667 per month, or by 12%. On August 1, 2008, at the request of the Nation, SGC approved an increase in the lease payments under the SEGC Head Lease to $1,500,000 per month, or by 4%, effective October 1, 2008.  The August 1, 2008 STGC and SEGC lease payment increases are conditioned upon compliance with the requirements of the senior notes Indenture related to affiliate transactions, and are subject to compliance with all commitments legally binding upon the Nation, STGC or SEGC, as the case may be, or to which the premises (described in the leases) are subject.  Lease payments under the STGC and SEGC Head Leases may be further increased upon agreement of the parties, provided that no increase may contravene, or constitute a default under, any agreement, indenture, instrument or other commitment legally binding upon the Nation, STGC or SEGC, respectively, or to which the premises (described in the leases) are subject.

Because the Company intended (subject to compliance with the senior notes Indenture and all other applicable commitments) that effective October 1, 2007 its aggregate rent under the Head Lease agreements would increase by $14 million for fiscal 2008, the Company commenced recording lease expense utilizing the expected annual head lease amount during the quarter ended December 31, 2007.

Lease expense resulting from the above agreements was as follows for the three and nine month periods ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
	(In Millions of Dollars)

SNFGC	$6.1	$4.0	$18.3	$11.9

STGC	5.1	4.0	15.2	11.9

SEGC	4.3	3.8	13.0	11.3
	$15.5	$11.8	$46.5	$35.1

SNFGC, STGC, and SEGC record the lease costs as a component of advertising, general and administrative costs in the accompanying consolidated statements of operations.  Prior to opening the temporary facility, SEGC recorded the lease cost as a component of pre-opening costs in the accompanying consolidated statements of operations.

Other Related Party Transactions

SNFGC, STGC and SEGC have each entered into construction management agreements with Seneca Construction Management Corporation, or SCMC, for certain renovations and capital improvements at Seneca Niagara Casino and Hotel, Seneca Allegany Casino and Hotel, and Seneca Buffalo Creek Casino, respectively.  SCMC is wholly owned by the Nation.  For the three and nine-month periods ended June 30, 2008, SNFGC, STGC and SEGC have collectively made payments to SCMC for construction management and related fees of $1.5 million and $3.0 million, respectively.  Such fees reflect the amounts earned by SCMC for the performance of construction management services. Additional amounts paid to SCMC are passed-through and used to pay subcontractors, reimbursements for out-of-pocket expenses and similar costs.

SNFGC and STGC lease space within both Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel, respectively, for operation of poker rooms by Seneca Gaming & Entertainment, a Class II business enterprise of the Nation.  For the three-month periods ended June 30, 2008 and 2007, SGC recorded $0.2 million and $0.1 million of poker room rental income and fees, respectively, and for the nine-month periods ended June 30, 2008 and 2007, SGC recorded $0.2 million and $0.5 million of rental income and fees, respectively.  At June 30, 2008 and 2007, SGC has recorded $0.1 million as a receivable from the Nation relating to poker room rentals and fees.

Effective September 1, 2006, SGC declared cash distributions to the Nation totaling $26 million, payable in thirteen equal monthly payments of $2 million beginning September 2006.  Effective December 1, 2006, SGC declared additional cash distributions to the Nation totaling $20 million, payable in ten equal monthly payments of $2 million beginning December 2006.  Effective September 27, 2007, SGC declared cash distributions to the Nation totaling $48 million, payable in twelve equal monthly payments of $4 million beginning October 2007.   During the nine months ended June 30, 2008, SGC paid cash distributions of $36 million to the Nation pursuant to the foregoing distribution declarations. The remaining declared cash distributions of $12 million which are payable on future payment dates are shown as ‘Distributions payable to Nation’ on the accompanying consolidated balance sheets.   In July 2008, SGC declared and paid an additional $2.8 million distribution to the Nation.

On July 30, 2008, SGC declared cash distributions to the Nation, to fund a portion of certain construction projects, totaling $20 million, of which $10 million is payable in each of fiscal year 2009 and 2010.  These amounts are payable in ten equal monthly payments of $1 million beginning October 1, 2008 and 2009, respectively.

In addition to the foregoing declared cash distributions, during the nine months ended June 30, 2008, SGC distributed $14.9 million to the Nation under the Distribution Agreement, dated April 27, 2007, relating to the Seneca Nation of Indians Capital Improvements Authority’s special obligation bonds.

During the nine months ended June 30, 2007, SGC distributed to the Nation acquired real property of $1.5 million for use in its casino and other related entertainment operations.  Such distribution amounts were based on the acquisition cost of the real property.  There were no such distributions for the nine months ended June 30, 2008. For the nine month period ended June 30, 2007, the Nation paid $3.2 million to SEGC relating to the Nation’s Buffalo Creek real property acquisitions, which is reported as a capital contribution from the Nation on the consolidated statements of cash flows.

In addition, SGC has recorded approximately $51.3 million in land and related acquisition costs as ‘Other long-term assets’ in the accompanying consolidated balance sheets as of June 30, 2008, which are expected to be transferred to the Nation.

SGC is charged by the Nation for SGA gaming regulatory services, which costs are incurred by the Nation.  SGA costs charged to SGC were approximately $2.5 million and $2.7 million for the three months ended June 30, 2008 and 2007, respectively, and $8.3 million and $7.7 million for the nine months ended June 30, 2008 and 2007, respectively.  SGC also incurs costs, which are passed through by the Nation, for New York State gaming regulatory services, New York State Police, Seneca Nation of Indians Marshals, Buffalo Police and Cattaraugus County Sheriff Department services.  SGC recorded costs of approximately $3.1 million and $2.0 million for the three-month periods ended June 30, 2008 and 2007, respectively, and $8.1 million and $6.1 million for the nine months ended June 30, 2008 and 2007, respectively, in connection with these services.  At June 30, 2008 and September 30, 2007, approximately $27.1 million and $23.2 million, respectively, of SGA, other regulatory, and police costs were recorded as current liabilities.

STGC leases office space in a building owned by the brother of a member of SGC’s board of directors.  For the three-month periods ended June 30, 2008 and 2007, such lease expense totaled $63,000 and $61,000, respectively, and for the nine month periods ended June 30, 2008 and 2007, such lease expense totaled $191,000 and $184,000, respectively.

SNFGC, STGC, and SEGC, through a competitive bidding process, have purchased goods and services from DRJ Enterprises, which is owned by the brother-in-law of the SGC Chairman.  Payments to DRJ Enterprises for the three-month periods ended June 30, 2008 and 2007 totaled $238,000 and $259,000, respectively, and $555,000 and $789,000 for the nine month periods ended June 30, 2008 and 2007, respectively.

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

Pursuant to the Compact, amounts due to New York State are payable by the Nation.  In February 2005, SNFGC and STGC commenced monthly payments to the Nation of each entity’s prior month’s exclusivity fees.  SEGC commenced such monthly payments in August 2007.  For the three months ended June 30, 2008 and 2007, total exclusivity fees were $30.4 million and $27.2 million, respectively.  Of the $30.4 million exclusivity fee for the three months ended June 30, 2008, $20.2 million was attributable to SNFGC, $8.2 million was attributable to STGC, and $2.0 million was attributable to SEGC.  For the nine months ended June 30, 2008 and 2007, total exclusivity fees were $85.3 million and $73.0 million, respectively.  Of the $85.3 million exclusivity fee for the nine months ended June 30, 2008, $57.7 million was attributable to SNFGC, $22.5 million was attributable to STGC, and $5.1 million was attributable to SEGC.

Expansion and Development Projects

As described in Note 1, the Compact provides the Nation with the right to conduct Class III gaming activities at three sites in the western region of the State of New York.  The conversion of the former temporary casino at the Seneca Allegany Casino and Hotel into a 120,000 square foot events center, and additional administration space was substantially complete on December 31, 2007, with an official opening occurring on March 14, 2008.  The exterior landscaping and façade enhancements, originally planned as part of the conversion of the temporary casino, have been deferred to the next phase of construction.

The next phase of construction providing for an additional 196 room hotel, 31,000 square feet of additional gaming and related amenities and landscaping and exterior enhancements to the property as a whole, commenced in April 2008 and is anticipated to be completed in Fall 2009.  We continue to monitor increases in material and construction costs and their impact on the original budget.  As of June 30, 2008, the Company has spent $5.8 million related to this phase of construction.

In March 2008, the Company completed a 109 slot machine expansion (for a total of 244 slot machines) of the temporary Seneca Buffalo Creek Casino.  Construction of the permanent Seneca Buffalo Creek Casino and Hotel commenced in March 2008 and it is anticipated to open in Summer 2010.  The permanent complex is expected to initially feature 90,000 square feet of gaming space with 2,000 slot machines, 45 table games and a 22-story all suite hotel with approximately 206 rooms. Planned amenities include a pool, spa and salon; four restaurants, meeting rooms, a retail outlet and a 2,200-space parking garage. We continue to monitor increases in the costs of construction and materials and their impact on the original budget.  As of June 30, 2008, the Company has paid $35.1 million on the construction of the permanent casino and hotel.

In July 2007, the Company commenced construction of the Seneca Hickory Stick Golf Course, an 18-hole Robert Trent Jones II designed golf course. The golf course is located in Lewiston, New York and is approximately 10 miles from the Seneca Niagara Casino and Hotel. Completion of the golf course is currently scheduled for late fall 2008. To allow for proper grow-in of the course it is anticipated that the earliest the course would be open for play would be late summer or early fall of 2009. The decision as to when to open the golf course for play will depend on how well the course matures in the 2009 growing season. The total cost to construct the golf course, club house and related amenities is estimated to be $25.5 million.

The planned expansion projects at Allegany and Buffalo Creek, and the golf course development in Lewiston, New York, will require significant capital outlays.  The ability to complete these projects by the targeted dates, or at all, will depend on various factors including cash flow from operations, the availability of external financing with regard to one or more of the projects, certain Nation and other governmental approvals, the effects of legal and/or administrative proceedings, and adherence to projected construction timelines.  In light of greater demands on our available cash, increased competition and challenging economic and capital market conditions, the Company, in consultation with the Nation, continues to evaluate the scope, phasing and timing of its expansion plans on the Allegany and Buffalo Creek territories, and is reassessing the scaling and scope of its clubhouse design for the Seneca Hickory Stick Golf Course.  The Company believes that it is early enough in the design and construction process to accommodate appropriate changes to its plans, if necessary.

Distribution Agreement Obligations

On April 27, 2007, SGC entered into a Distribution Agreement among the Nation, the Seneca Nation of Indians Capital Improvements Authority, or the Authority, SGC and Wells Fargo Bank, as Trustee, in connection with the Authority’s issuance in two series (one tax exempt and the other taxable) of an aggregate principal amount of $159,495,000 special obligation bonds, or the 2007 Bonds.  The Distribution Agreement obligates SGC, subject to any contractual restrictions applicable to SGC (including, but not limited to, those contained in the Indenture governing SGC’s 2004 and 2005 senior notes), to make monthly distributions to the Nation at the times and in the amounts necessary to enable the Authority to pay the debt service on the 2007 Bonds as required under the Authority’s indenture.  At the direction of the Nation and the Authority, SGC will pay such distributions directly to the Trustee.  The Authority’s debt service commenced on June 1, 2007.  For the period from June 1, 2007 through November 1, 2007, the Authority’s debt service averaged approximately $0.9 million per month. For the period from December 1, 2007 through June 1, 2008, the Authority’s debt service averaged approximately $1.7 million per month.  In June 2008, it was determined that the amortization (debt service) schedule upon which the foregoing $1.7 million monthly payments was made, was incorrect.  A corrected amortization schedule was provided and, after giving effect to a resulting credit for amounts overpaid, for the period from January 1, 2008 through December 1, 2023, the Authority’s debt service averages approximately $1.2 million per month. The foregoing debt service averages are based on scheduled payments of interest and principal under the Authority’s indenture and bonds and do not address the effects of any earlier call for redemption, by acceleration or otherwise.  The Distribution Agreement provides that neither the Trustee nor the Authority’s bondholders will have any recourse under the Distribution Agreement to any revenues, assets or property of SGC or its subsidiaries should SGC fail to comply with its distribution obligations.  For the nine months ended June 30, 2008, SGC distributed to the Nation $14.9 million for the Authority’s debt service on the special obligation bonds.

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

Overview

SGC is wholly owned by the Nation and chartered to develop, manage and direct all of the Nation’s Class III gaming operations on the Nation’s territories in Western New York. SGC was chartered by the Nation in August 2002.  In August 2002, the Nation entered into a Compact with New York State that provides the Nation with the right to establish and operate three Class III gaming facilities in Western New York.  We currently operate three Class III gaming facilities in Western New York—Seneca  Niagara Casino and Hotel, which is located in the City of Niagara Falls, New York (Niagara Territory) and operated by SNFGC, approximately 20 miles north of Buffalo, New York; Seneca Allegany Casino and Hotel, which is located in the City of Salamanca, New York (Allegany Territory) and operated by STGC, approximately 75 miles northeast of Erie, Pennsylvania; and Seneca Buffalo Creek Casino, which is located in the inner harbor district of Buffalo, New York (Buffalo Creek Territory) and operated by SEGC. Seneca Niagara Casino and Hotel opened on December 31, 2002 (initially, as the Seneca Niagara Casino).  Seneca Allegany Casino and Hotel opened on May 1, 2004 (initially, as the Seneca Allegany Casino).  Seneca Buffalo Creek Casino commenced operations on July 3, 2007 in a temporary facility.  Our three casinos are located on land held in restricted fee by the Nation, which, together with the rights under the Compact, allows us to conduct Class III gaming operations at these locations in New York State.

As of June 30, 2008, Seneca Niagara Casino and Hotel featured over 147,000 square feet of gaming space, 4,160 slot machines, 102 table games and 604 hotel rooms, and Seneca Allegany Casino and Hotel featured over 63,500 square feet of gaming space, 2,336 slot machines, 40 table games and 212 hotel rooms.

Our Seneca Buffalo Creek Casino temporary facility had 244 Class III slot machines, and no table games at June 30, 2008.  We plan to open our permanent Class III gaming facility and hotel on this site in 2010.  See “Executive Summary – Seneca Buffalo Creek Casino,” “Part II. Item 1. — Legal Proceedings,” and “2007 Form 10-K Item 3. – Legal Proceedings” for information regarding the status of, and litigation related to, our Seneca Buffalo Creek Casino.

Executive Summary

Our Current Operations.     We currently operate three Class III gaming facilities, Seneca Niagara Casino and Hotel on the Nation’s Niagara Territory, Seneca Allegany Casino and Hotel on the Nation’s Allegany Territory, and the Seneca Buffalo Creek Casino (slots only temporary facility) on the Nation’s Buffalo Creek Territory.  Our casino operations include gaming, dining, lodging, entertainment and retail.  For the three and nine months ended June 30, 2008, approximately 92% of our net revenue was derived from our gaming activities.

Key Performance Indicators.     Our operating results are dependent on the volume of patrons at our casinos, our ability to attract them for repeat visits, and the ability to increase the amount they spend per trip.

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

Seneca Allegany Casino and Hotel.    Since opening on May 1, 2004, Seneca Allegany Casino and Hotel has attracted patrons from the southern portion of Western New York, Erie and Pittsburgh, Pennsylvania, and Ohio.  As of June 30, 2008, approximately 42% of the casino’s patron base is from outside of the State of New York.

In March 2007, we opened a 212-room resort hotel, including two fine dining restaurants, a 24-hour casual restaurant and other certain amenities, at Seneca Allegany Casino and Hotel after officially opening the new permanent gaming floor in December 2006.  In March 2008, we completed the conversion of the former approximate 120,000 square foot temporary structure into an events center with a seating capacity for 2,300 people, along with additional administrative and support space.  We believe the new resort hotel, permanent casino and events center provide a first-class gaming experience for our patrons, which will result in an increase in their length of stay and maintain the competitive position of this facility in light of competition in Pennsylvania, consisting principally of a new gaming facility that opened in late February 2007 in Erie, Pennsylvania (Presque Isle Downs), approximately 80 miles from the Seneca Allegany Casino and Hotel and 120 miles from the Seneca Niagara Casino and Hotel.  Presque Isle Downs does not provide table games or lodging, but currently provides approximately 2,000 slot machines and dining and entertainment options that include a steakhouse, a buffet and four lounges.

For the next phase of development at Seneca Allegany Casino and Hotel, we have commenced design, development and construction of an additional 196 room hotel tower, up to 31,000 square feet of additional gaming space and related amenities.   The completion date for this phase of construction is targeted for Fall 2009.  As of June 30, 2008, the Company has spent $5.8 million related to this phase of construction.

Seneca Buffalo Creek Casino.     On October 3, 2005, the Nation acquired approximately nine acres of land in the inner-harbor district of Buffalo, New York.  On July 3, 2007 we began operating a temporary Class III gaming facility (approximately 6,000 square feet) featuring 135 slot machines and a snack bar.  During the quarter ended March 31, 2008, the temporary facility was expanded to include an additional 109 slot machines. The current temporary facility is approximately 8,600 square feet, and features 244 slot machines and a snack bar.

In October 2007, we formally announced our plans for a permanent casino and hotel complex on the Buffalo Creek Territory.    As of June 30, 2008, the Company has paid $35.1 million on the construction of the permanent casino and hotel.  The permanent Seneca Buffalo Creek Casino and Hotel is expected to initially feature 90,000 square feet of gaming space, 2,000 slot machines, 45 table games, four restaurants, a 22-story all suite hotel with approximately 206 rooms, a full-service spa and salon, a 2,200-space parking garage and retail and other amenities.  Completion of the permanent Seneca Buffalo Creek Casino and Hotel is targeted for Summer 2010.  We intend to operate the permanent Seneca Buffalo Creek Casino and Hotel in a manner that will complement both Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel.

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

Seneca Hickory Stick Golf Course – Lewiston, New York.  In March 2006, we acquired 257 acres of land with the intent to design and build a championship level golf course in Lewiston, New York, approximately eight miles from Seneca Niagara Casino and Hotel.  We selected the Robert Trent Jones II firm to design the golf course.  Construction of the golf course commenced in July 2007, with completion scheduled for late fall 2008.  To allow for proper grow-in of the course, it is anticipated that the official opening at the course will occur in late summer or early fall 2009.  The decision as to when to open the golf course for play will depend upon how well the course matures throughout the 2009 growing season.  The total cost to construct the golf course, club house and related amenities is estimated to be approximately $25.5 million.

In light of greater demands on our available cash, increased competition and challenging economic and capital market conditions, the Company, in consultation with the Nation, continues to evaluate the scope, phasing and timing of its expansion plans on the Allegany and Buffalo Creek territories, and is reassessing the scaling and scope of its clubhouse design for the Seneca Hickory Stick Golf Course.  The Company believes that it is early enough in the design and construction process to accommodate appropriate changes to its plans, if necessary.

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

Overall Outlook.     SGC believes that it is the premier full service gaming operator in Western New York State and in the areas of Northern Pennsylvania and Ohio located within its primary and secondary markets. Since the December 31, 2002 opening of the Seneca Niagara Casino, SGC has invested significantly in the development, expansion and maintenance of its gaming facilities, including investments made in the completed hotel and gaming expansion projects at Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel, and the opening of the temporary casino on the Seneca Buffalo Creek Territory. Investments are planned to continue through the remainder of 2008 with ongoing construction of the second hotel tower at Seneca Allegany Casino and Hotel, the permanent gaming facility on the Seneca Buffalo Creek Territory and the Seneca Hickory Stick Golf Course in Lewiston, New York.  These planned investments are expected to enable SGC to maintain its position as the premier gaming operator in the region described above.  To further that objective, and to provide for expanded opportunities in the convention and tourism markets, we also continue to proceed with a master planning process with respect to the Niagara Falls and Allegany gaming and related facilities. A principal goal is for all of our facilities to complement each other, offering diverse hotel, entertainment and gaming experiences for our guests.

Our ability to fund our operations, make planned capital expenditures, service our debt and satisfy our other financial obligations continues to depend on our operating performance and cash flow, which are in turn subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control. Limitations on our capital resources and the softening of the credit market could force us to delay or abandon capital projects as well as the construction and development of proposed expansion projects. See “Part I. Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for additional discussion of our liquidity, capital resources and related matters.

Although current weak economic conditions and increased regional competition present ongoing challenges to the Company and will require ongoing operational efforts to mitigate these adverse developments, we continue to believe that the Western New York hotel, entertainment and gaming markets are underserved, and that the exclusivity provided by the Compact will continue to present us with a unique opportunity to serve these markets.

Critical Accounting Policies and Estimates

There have been no changes in critical accounting policies and estimates since the filing of our 2007 Form 10-K.

Operating Results - Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007

Operating Results

	Three Months Ended
	June 30,
	2008	2007
	(Dollars in Thousands)

Net revenue	$165,671	$149,203

Operating expenses:
Gaming	43,742	40,332
Food and beverage	12,435	12,448
Lodging	3,756	3,347
Retail, entertainment and other	3,703	3,116
Advertising, general and administrative	47,934	37,548
Pre-opening costs	70	4,636
Depreciation	12,604	13,503

Operating income	$41,427	$34,273

Important factors or trends impacting our operating results during the three months ended June 30, 2008 and 2007 were:

•                  The opening of our temporary gaming facility on the Buffalo Creek Territory on July 3, 2007.

•                  Our ability to enroll patrons in our cross-property Seneca Link Player’s Card program, which has continued to facilitate our  use of effective direct mail and targeted marketing programs to establish patron loyalty to the Seneca brand at a profitable level.

•                  Our mix of slot machines, which we believe is superior to our competition and includes the latest product introductions by leading United States and international slot manufacturers, and the ongoing development of a Seneca brand inter-property progressive link.

•                  Our continued reinvestment in both our Niagara Falls and Allegany properties.

•                  Smoking bans in New York and Canada which came into effect in July 2003 and May 2006, respectively, have helped to distinguish our properties from competitors, in addition to the strong Canadian dollar, which has further helped to increase the number of patrons from Canada.

•                  Our opening of the Seneca Events Center at Seneca Allegany Casino and Hotel in March 2008, resulting in increased entertainment offerings for our guests, and the opening of an expanded buffet.

•                  The opening in February 2007 of a competing gaming facility at Presque Isle Downs in Erie, Pennsylvania approximately  80 miles from the Seneca Allegany Casino and Hotel and 120 miles from the Seneca Niagara Casino and Hotel, offering approximately 2,000 slot machines.

•                  Increases in general and administrative expenses, including head lease expense, promotional expenses and regulatory costs.

•                  Increases in payments to the Nation, which have limited our cash available for construction and reinvestment.

•                  The effects of higher fuel prices and a general downturn in the broader economy, which have softened demand for gaming and related entertainment offerings.

Detailed Revenue Information

	Three Months Ended
	June 30,
	2008	2007
	(Unaudited, Dollars in Thousands)

Gaming revenue:
Slots	$147,625	$130,311
Table games	16,966	19,100
Keno	102	118

Gaming revenue	164,693	149,528

Non-gaming revenue:
Food and beverage	16,295	14,360
Lodging	7,277	6,555
Retail, entertainment and other	6,169	4,848

Non-gaming revenue	29,741	25,763
Less promotional allowances and credits	(28,763)	(26,088)

Net revenue	$165,671	$149,203

Our gaming revenue for the three months ended June 30, 2008 increased when compared to the same period in the prior year, primarily due to (a) the opening of our Buffalo Creek temporary gaming facility in July 2007, (b) higher number of occupied rooms for the three months ended June 30, 2008 compared to the three months ended June 30, 2007, (c) additional marketing programs to continue to attract higher level gaming patrons, and (d) continued growth of our player database.  As of June 30, 2008, our gaming operations featured an aggregate 142 table games and 6,740 slot machines, representing a net increase of 250 slot machines from June 30, 2007.

Our net gaming revenue, which includes a reduction for promotional slot credits of $12.0 million and $10.2 million in the quarters ended June 30, 2008 and 2007, respectively, increased $13.4 million, or 10%.  The $1.8 million increase in promotional slot credits was principally due to increased slot play, along with substantially higher redemptions resulting from our “Great Exchange” marketing promotion which alternated between our Seneca Niagara and Seneca Allegany casinos and hotels each month during the three months ended June 30, 2008, and allowed patrons to redeem a portion of Seneca Link Player’s Card points for promotional slot credits.  During the three months ended June 30, 2008, Seneca Niagara Casino and Hotel’s net gaming revenue increased $5.7 million, or 6%. This increase reflected a $6.7 million increase in net slot revenue, and a $1.0 million decrease in net table games revenue, attributable to higher slot volume and lower table drop and hold percentage in relation to the comparable quarter in the prior year.  Seneca Allegany Casino and Hotel’s net gaming revenue for the quarter ended June 30, 2008 was $41.1 million, a decrease of $1.6 million, or 4%, from the quarter ended June 30, 2007.  This was due to a $0.5 million decrease in net slot revenue, and a $1.1 million decrease in net table games revenue during the 2008 quarter, resulting primarily from the negative impact of the current economic downturn upon gaming demand, and increased competition from regional racinos, including Presque Isle Downs in Erie, Pennsylvania.  Such conditions present unique marketing opportunities which may allow for the ability to increase visitation from existing and new patrons residing in markets in the northeast.  Seneca Buffalo Creek Casino, which opened July 3, 2007, generated $9.3 million in net gaming revenue, all attributable to slot play.

Our food and beverage revenue has increased in direct relation to our increase in gaming revenue.  There is a direct relationship between our food and beverage revenue and our gaming revenue because a significant portion of this revenue is generated from players’ point redemptions.

For the three months ended June 30, 2008 and 2007, 54% and 57%, respectively, of our food and beverage revenue and 77% and 81% of our retail revenue, respectively, represented players’ point redemptions.  For the three months ended June 30, 2008, our consolidated food and beverage revenue increased $1.9 million, or 13% over the same period in 2007, to $16.3 million.

Seneca Niagara Casino and Hotel’s food and beverage revenue for the quarter ended June 30, 2008 increased $1.8 million, or 18%, in relation to the comparable prior year period.  Seneca Buffalo Creek Casino’s food and beverage revenue for the quarter ended June 30, 2008 was $0.1 million.  Seneca Allegany Casino and Hotel’s food and beverage revenue remained flat over the same quarter in the prior year.

Lodging revenue represents rentals of rooms in the luxury hotel in Niagara Falls, which was completed in  March 2006, and in the resort hotel at Seneca Allegany Casino and Hotel, which opened on March 30, 2007.  For the three months ended June 30, 2008 and 2007, 29% and 21%, respectively, of our lodging revenue was attributable to cash payments by patrons (as compared to revenue attributable to patron complimentaries).

For the three months ended June 30, 2008, our retail, entertainment and other revenue increased $1.3 million, or 27%, in relation to the comparable 2007 period.  This increase was primarily attributable to higher commissions received on ATM and credit cash advance services and higher entertainment revenue due to the opening of the Event Center at the Seneca Allegany Casino and Hotel in March 2008.  For the three months ended June 30, 2008, three headliner acts appeared at the Seneca Allegany Casino and Hotel Event Center, with an average ticket price of $50 and average show capacity of 86%.

Detailed Operating Expenses Information

	Three Months Ended
	June 30,
	2008	2007
	(Dollars in Thousands)

Operating expenses:
Gaming	$43,742	$40,332
Food and beverage	12,435	12,448
Lodging	3,756	3,347
Retail, entertainment and other	3,703	3,116
Advertising, general and administrative	47,934	37,548
Pre-opening costs	70	4,636
Depreciation	12,604	13,503
Total Operating expenses	$124,244	$114,930

Gaming expenses principally consist of costs incurred from operating our table games and slot machines, of which the primary components are payroll and related employee benefit costs, and the slot exclusivity fee payable to New York State pursuant to the Compact.   The slot exclusivity fee increased $3.2 million from $27.2 million for the three months ended June 30, 2007 to $30.4 million for the three months ended June 30, 2008, due to higher net slot revenues.

Food and beverage expenses are costs we incur for the operation of our restaurants, snack bars and beverage outlets.  The primary components of these expenses are the cost of food and beverage products and payroll and related employee benefit expenses.  For the quarter ended June 30, 2008, food and beverage costs decreased due primarily to a the ability to more efficiently operate our food and beverage operations at lower cost of sales.

Lodging expenses primarily represent our costs to operate Seneca Niagara Casino and Hotel’s luxury hotel and the resort hotel at Seneca Allegany Casino and Hotel.  The components of these expenses include payroll and other employee benefit expenses, guest amenity supplies, laundry and other expenses.  For the three months ended June 30, 2008, lodging expenses increased $0.4 million, or 12%, as compared to the three month period ended June 30, 2007.  The increase is due to higher occupancy at the luxury hotel in Niagara Falls, and at the resort hotel at Seneca Allegany Casino.

Retail, entertainment and other expenses represent our costs to operate our retail shops and entertainment offerings.  The components of these expenses include payroll and related employee benefit costs, the cost of products offered for sale in our retail outlets, and contract costs for entertainers.  For the three months ended June 30, 2008, these costs increased approximately $0.6 million, or 19%, over the comparable 2007 period, due principally to an increase in headline entertainment costs in the current year’s quarter of $0.5 million at the Seneca Niagara Casino and Hotel and $0.2 million at the Seneca Allegany Casino and Hotel.  Seneca Niagara Casino and Hotel hosted six headliner acts in the current year’s quarter, compared to five acts in the same period in the prior year.  Seneca Allegany Casino and Hotel hosted 3 headliner acts in the current year’s quarter, compared to one act in the same period in the prior year.

Advertising, general and administrative expenses are incurred to support our operations.   These expenses consist primarily of payroll and related employee benefits costs, regulatory, advertising, lease, marketing, insurance, legal and energy costs.  For the three months ended June 30, 2008 and 2007, such costs were $47.9 million and $37.5 million, respectively, an increase of $10.4 million, or 28%.  The increase was mainly attributable to a $7.5 million increase in Head Lease expense in accordance with the amended Head Lease agreements, a $2.0 million increase in payroll and benefits due to the addition of senior management, marketing and information technology positions, a charge to include certain employees in a benefit program who were previously excluded from such program, which amounts to an estimate of approximately $1.0 million, a $0.5 million increase in promotional expenses, a $0.8 million increase in regulatory costs and a $0.3 million increase in utilities, offset by a $0.8 million decrease in advertising costs and a $0.4 million decrease in insurance costs.

Pre-opening expenses are non-recurring costs incurred to support the expected opening of new facilities.  For the three months ended June 30, 2008 and 2007, such costs were $0.1 million and $4.6 million, respectively, a decrease of $4.5 million.  The decrease was primarily due to the $3.8 million of Head Lease payments related to our temporary Buffalo Creek Casino for the three months ended June 30, 2007, and $0.6 million of pre-opening expenses for the three months ended June 30, 2007 related to the preparation for the opening of the resort hotel on March 30, 2007 at the Seneca Allegany Casino, each being treated as pre-opening expenses for such periods.

For the three months ended June 30, 2008 and 2007, depreciation expense was $12.6 million and $13.5 million, respectively, a decrease of $0.9 million, or 7%.  This decrease was attributable to certain assets of Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel becoming fully depreciated since the prior year.

Non-Operating Expenses

The following table summarizes information related to other non-operating income and expenses:

	Three Months Ended
	June 30,
	2008	2007
	(Dollars in Thousands)

Non-operating income (expense)	$(250)	$4,006

For the three months ended June 30, 2008, we recorded an other-than-temporary loss on one specific investment of $0.3 million as other non-operating expense. The cost basis of this investment has been reduced by the amount of the other-than-temporary loss recorded.  We had non-operating income of $4.0 million for the three months ended June 30, 2007 ($3.6 million in cash and forgiveness of $0.4 million in construction payables) related to our settlement with Klewin Building Company.

The following table summarizes information related to interest on our long-term debt:

	Three Months Ended
	June 30,
	2008	2007
	(Dollars in Thousands)

Interest expense	$9,089	$9,502

Our interest expense for the three months ended June 30, 2008 decreased $0.4 million over the three months ended June 30, 2007.  This decrease was attributable to a $0.4 million increase in the amount of interest capitalized in the quarter ended June 30, 2008 compared to the same quarter in the prior year.  Capitalized interest relating to construction projects for the quarters ended June 30, 2008 and 2007 was $0.8 million and $0.4 million, respectively, and is recorded as a component of net property and equipment within the accompanying consolidated balance sheets.

Operating Results - Nine Months Ended June 30, 2008 Compared to the Nine Months Ended June 30, 2007

Operating Results

	Nine Months Ended June 30,
	2008	2007
	(Dollars in Thousands)

Net revenue	$466,889	$425,256

Operating expenses:
Gaming	126,689	109,752
Food and beverage	37,150	34,594
Lodging	11,306	7,943
Retail, entertainment and other	10,851	8,928
Advertising, general and administrative	144,766	109,676
Pre-opening costs	294	15,218
Depreciation	38,533	36,113

Operating income	$97,300	$103,032

The most important factors and trends contributing to our operating performance during the nine months ended June 30, 2008 and 2007 were similar to those noted above for the three month periods ended June 30, 2008 and 2007.

Detailed Revenue Information

	Nine Months Ended June 30,
	2008	2007
	(Dollars in Thousands)

Gaming revenue:
Slots	$416,391	$372,981
Table games	52,422	55,903
Keno	326	321

Gaming revenue	469,139	429,205

Non-gaming revenue:
Food and beverage	46,677	40,388
Lodging	21,501	15,800
Retail, entertainment and other	18,486	14,446

Non-gaming revenue	86,664	70,634
Less promotional allowances and credits	(88,914)	(74,583)

Net revenue	$466,889	$425,256

Our gaming revenue for the nine months ended June 30, 2008 increased when compared to the same period in the prior year primarily due to (a) the opening of the Seneca Buffalo Creek Casino temporary facility, which added 244 slot machines to our operations, and (b) continued growth in our patron base.  As of June 30, 2008, our gaming operations featured an aggregate of 142 table games and 6,740 slot machines available to our patrons, representing a net increase of 250 slot machines and a net decrease of 1 table game from June 30, 2007.

Our net gaming revenue, which includes a reduction for promotional credits of $38.6 million and $30.2 million in the nine month periods ended June 30, 2008 and 2007, respectively, increased $31.6 million, or 8%, for the nine months ended June 30, 2008 relative to the nine month period ended June 30, 2007.  During the nine months ended June 30, 2008, Seneca Niagara Casino and Hotel’s net gaming revenue increased $9.7 million, or 3%, principally attributable to higher net slot revenue offset by a decrease in table games revenue.  Seneca Allegany Casino and Hotel’s net gaming revenue for the nine months ended June 30, 2008 decreased $1.2 million or 1% from the nine months ended June 30, 2007.  This decrease reflects a $0.2 million decrease in net slot revenue and a $1.0 million decrease in table games revenue primarily attributable to weak economic conditions and increased competition from regional racinos, particularly Presque Isle Downs in Erie, Pennsylvania.  Seneca Buffalo Creek Casino’s net gaming revenue for the nine months ended June 30, 2008 was $23.0 million, all attributable to slot play.

Our food and beverage revenue and retail revenue have increased in direct relation to our increase in gaming revenue.  There is a direct relationship between our food and beverage revenue and our gaming revenue because a significant portion of this revenue is generated from players’ point redemptions.  For the nine months ended June 30, 2008 and 2007, 55% and 58%, respectively, of our food and beverage revenue represented Seneca Link Player’s Card point redemptions.  For the nine months ended June 30, 2008, food and beverage revenue increased $6.3 million, or 16% to $46.7 million versus the same period ended June 30, 2007.  Seneca Niagara Casino and Hotel’s food and beverage revenue for the nine months ended June 30, 2008 increased $4.2 million, or 14%, versus the comparable period ended June 30, 2007, primarily due to the opening of an additional restaurant during 2008 and volume associated with the increase in gaming revenue.  Seneca Allegany Casino and Hotel’s food and beverage revenue for the nine months ended June 30, 2008 increased $1.8 million, or 17%, in relation to the comparable period ended June 30, 2007, primarily due to the effect of the opening of two fine dining restaurants and one additional bar in late March 2007 in conjunction with the hotel expansion at Seneca Allegany Casino and Hotel.

Lodging revenue represents rentals of rooms in the luxury hotel in Niagara Falls, which opened on March 31, 2006, and in the resort hotel on the Allegany Territory, which opened on March 30, 2007.  For the nine months ended June 30, 2008 and 2007, 24% and 20%, respectively, of our lodging revenue was attributable to cash payments by patrons (as compared to revenue attributable to patron complimentaries).

For the nine months ended June 30, 2008, our retail, entertainment and other revenue increased by $4.0 million, or 28%, in relation to the comparable 2007 period.  This increase was primarily attributable to higher commissions received on ATM and credit cash advance services and higher entertainment revenue due to the opening of the Event Center at the Seneca Allegany Casino and Hotel in March 2008.  For the nine months ended June 30, 2008 and 2007, 76% and 83% of our retail revenue, respectively, represented Seneca Link Player’s Card point redemptions.

Detailed Operating Expenses Information

	Nine Months Ended June 30,
	2008	2007
	(Dollars in Thousands)

Operating expenses
Gaming	$126,689	$109,752
Food and beverage	37,150	34,594
Lodging	11,306	7,943
Retail, entertainment and other	10,851	8,928
Advertising, general and administrative	144,766	109,676
Pre-opening costs	294	15,218
Depreciation	38,533	36,113
Total Operating expenses	$369,589	$322,224

Gaming expenses principally consist of costs incurred from operating our table games and slot machines, of which the primary components are payroll and related employee benefit costs, and the slot exclusivity fee due to New York State pursuant to the Compact.  The slot exclusivity fee increased by $12.3 million from $73.0 million for the nine months ended June 30, 2007 to $85.3 million for the nine months ended June 30, 2008.  This was due to increased slot revenue, along with the four percentage point increase in the slot exclusivity fee effective January 1, 2007 pursuant to the Compact. Approximately $5.2 million of the $12.3 million increase in slot exclusivity fees was due to the 4% increase in the fee rate under the Compact.  In addition, gaming-related payroll and benefits costs increased $0.6 million in relation to the prior year nine month period primarily due to the addition of the gaming floor at Seneca Buffalo Creek Casino, which opened in July 2007.

Food and beverage expenses are costs incurred for the operation of our restaurants, snack bars and beverage outlets.  The primary components of these expenses are the cost of food and beverages and payroll and related employee benefit expenses.  For the nine months ended June 30, 2008, food and beverage costs increased $2.6 million due to an increase in required food and beverage products, and food and beverage payroll and benefits accounted for $1.8 million of this increase due to the increased staffing related to the opening of three additional restaurants and one additional bar, in conjunction with the hotel expansion at Seneca Allegany Casino and Hotel.

Lodging expenses primarily represent our costs to operate SNFGC’s luxury hotel, and STGC’s resort hotel, which officially opened on March 30, 2007.  The components of these expenses include payroll and other employee benefit expenses, guest amenity supplies, utilities, laundry and other expenses.   For the nine months ended June 30, 2008, lodging expenses increased $3.4 million, or 42%, compared to the same period in 2007, primarily due to the resort hotel at Seneca Allegany being open for the full nine months in the 2008 period.

Retail, entertainment and other expenses represent our costs to operate our retail shops and entertainment offerings.  The components of these expenses include payroll and related employee benefit costs, the cost of products offered for sale in our retail outlets, and contract costs for entertainers.  For the nine months ended June 30, 2008, retail, entertainment and other expenses increased $1.9 million, or 22%, over the comparable period in 2007, primarily due to the increase in headline entertainment costs at Seneca Niagara Casino and Hotel and at the new events center at  Seneca Allegany Casino and Hotel.  In the nine months ended June 30, 2008, Seneca Niagara Casino and Hotel hosted 19 headliner acts compared to 16 in the same period in the prior year.  For the nine months ended June 30, 2008, Seneca Allegany Casino and Hotel hosted four headliner acts compared to three in the same period in the prior year.

Advertising, general and administrative expenses are incurred to support our operations.   These expenses consist primarily of payroll and related employee benefits costs, regulatory, advertising, lease, marketing, insurance, legal and energy costs.  For the nine months ended June 30, 2008 and 2007, such costs were $144.8 million and $109.7 million, respectively, a $35.1 million increase, or 32%.  The increase was mainly attributable to a $22.6 million increase in Head Lease expense, a $1.7 million increase in energy costs reflecting the full nine month impact of the expanded facilities at Seneca Allegany Casino and Hotel, a $2.6 million increase in regulatory costs, a $2.9 million increase in labor and related costs, and a $3.3 million increase in other operational costs in support of expanded facilities at both casinos.

Non-Operating Expenses

The following table summarizes information related to other non-operating income and expense:

	Nine Months Ended June 30,
	2008	2007
	(Dollars in Thousands)

Non-operating income (expense)	$(4,150)	$3,720

For the nine months ended June 30, 2008, we recorded an other-than-temporary loss on one specific investment of $4.2 million as other non-operating expense. The cost basis of this investment has been reduced by the amount of the other-than-temporary loss recorded.  We had net non-operating income of $3.7 million for the nine months ended June 30, 2007 primarily related to our settlement with Klewin Building Company ($3.6 million in cash and forgiveness of $0.4 million in construction payables).

The following table summarizes information related to interest on our long-term debt:

	Nine Months Ended June 30,
	2008	2007
	(Dollars in Thousands)

Interest expense	$28,833	$26,024

Our interest expense for the nine months ended June 30, 2008 increased $2.8 million over the nine months ended June 30, 2007.  This increase was attributable to lower capitalized interest related to our construction of the luxury hotel at Seneca Niagara Casino and the resort hotel at Seneca Allegany Casino during the nine months ended June 30, 2008 and 2007, which totaled $0.8 million and $3.6 million, respectively, and is recorded as a component of net property and equipment within the accompanying consolidated balance sheets.

Liquidity and Capital Resources

Cash Flows

	Nine Months Ended
	June 30,
	2008	2007
	(Dollars in Thousands)

Net cash provided by operations	$105,851	$117,276

Cash flows relating to investing activities:
Purchases of property and equipment	(94,254)	(143,441)
Land acquisition costs	(5,408)	(17,852)
Sales of investments, net	14,600	42,700
Withdrawal from restricted cash	14,579	11,221
Net cash used in investing activities	(70,483)	(107,372)

Cash flows relating to financing activities:
Capital contribution from Nation	—	3,198
Distributions paid to the Nation	(51,158)	(36,692)
Net cash used in financing activities	(51,158)	(33,494)

Net decrease in cash and cash equivalents	$(15,790)	$(23,590)

Cash Flows—Operating Activities.     The $11.4 million decrease in cash flows from operations during the nine months ended June 30, 2008 compared to the comparable period in 2007 resulted principally from a $17.2 million decrease in net income compared to the prior year, offset by a $2.4 million increase in depreciation expense and a $4.2 million other than temporary decline in the value of a specific short-term investment.

Cash Flows—Investing Activities.     Our capital expenditures of $94.3 million during the nine months ended June 30, 2008 were mainly comprised of $7.7 million of costs associated with the construction and equipping of the resort hotel, permanent gaming floor and amenities at the Seneca Allegany Casino and Hotel, $25.5 million for the conversion of the temporary gaming facility at Seneca Allegany Casino and Hotel into an events center, with related amenities, $5.8 million associated with pre-construction costs relating to the additional hotel tower at the Seneca Allegany Casino and Hotel, $33.6 million relating to the construction of the permanent Seneca Buffalo Creek Casino and Hotel on the Nation’s Buffalo Creek Territory, and $5.1 million relating to construction of the Seneca Hickory Stick Golf Course.  The remaining $16.6 million in capital expenditures were principally for the acquisition of equipment for existing casino operations.  Our land acquisitions of $5.4 million include legal and acquisition costs related to certain parcels within the 50 acre “footprint” described in the Compact with New York State and designated for ownership by the Nation.  The withdrawal from restricted cash relates to the termination of SGC’s secured reimbursement facilities relating to all outstanding letters of credit.  The letters of credit were assumed as outstanding under the senior secured revolving loan agreement.   Sales of short-term investments represent transactions in short-term investments of excess cash in instruments having a maturity of more than 90 days.

Cash Flows—Financing Activities.     Effective September 1, 2006, SGC declared a cash distribution of $26.0 million to the Nation, payable in thirteen equal installments of $2.0 million, beginning in September 2006.  Effective December 11, 2006, SGC declared an additional cash distribution of $20.0 million to the Nation, payable in ten equal installments of $2.0 million, beginning in December 2006.  Effective September 27, 2007, SGC declared cash distributions to the Nation totaling $48 million, payable in twelve equal monthly payments of $4.0 million beginning October 2007.   During the nine months ended June 30, 2008, SGC paid cash distributions of $36.0 million to the Nation pursuant to the foregoing distribution declarations. The remaining declared cash distributions of $12.0 million which are payable on future payment dates are shown as ‘Distributions payable to Nation’ on the accompanying consolidated balance sheets.  In addition to the declared cash distributions, during the nine months ended June 30, 2008, SGC distributed $14.9 million to the Nation under the Distribution Agreement, dated April 27, 2007, relating to the Seneca Nation of Indians Capital Improvements Authority’s special obligation bonds.  During the nine months ended June 30, 2007, SGC distributed to the Nation acquired real property of $1.5 million for use in its casino and other related entertainment operations.  Such distribution amounts were based on the acquisition cost of the real property. For the nine month period ended June 30, 2007, the Nation paid $3.2 million to SEGC relating to the Nation’s Buffalo Creek real property acquisitions, which is reported as a capital contribution from the Nation on the consolidated statements of cash flows.

Principal Debt Arrangements.     As of June 30, 2008, our long-term debt consists of the 2004 and 2005 7¼% senior notes and the senior secured revolving loan agreement.

7¼% Senior Notes.

As of June 30, 2008, SGC had outstanding $300.0 million in 2004 senior notes and $200.0 million in 2005 senior notes.  The senior notes carry a fixed annual interest rate of 7¼% and semi-annual interest payments are due on May 1 and November 1.  The 2004 and 2005 senior notes are unsecured and rank equally.  As of June 30, 2008, aggregate accrued interest on the 2004 and 2005 senior notes was $6.0 million.  The senior notes mature on May 1, 2012, are redeemable at our option in whole or in part at any time after May 1, 2008 at the redemption prices set forth in our Indenture, are subject to redemption requirements imposed by gaming laws and regulations and are required to be repurchased by us at the option of the holders upon certain change of control events.

Senior Secured Revolving Loan Agreement.

Effective June 19, 2008, SGC entered into a $50.0 million senior secured revolving loan agreement, which matures on June 19, 2009. The maturity date may be extended by SGC at its election (at any time after the six months anniversary of the closing date and prior to June 19, 2009) for an additional period of six months provided that no default or event of default exists at the time of election.  Amounts borrowed under the loan agreement bear interest at either one, three or six-month LIBOR plus one and one quarter percent (1.25%), or the prime rate (as reported in the The Wall Street Journal) plus one quarter percent (.25%) at SGC’s discretion.  Any outstanding principal balance shall be paid on the maturity date.

SGC’s obligations under the loan agreement are secured by substantially all gaming and related assets (including substantially all gaming revenues) not constituting real property or improvements.  SGC’s obligations are guaranteed by SNFGC, STGC, SEGC and LGCC.  The guarantors’ obligations are secured by substantially all of each guarantor’s gaming and related assets (including substantially all gaming revenues) not constituting real property or improvements.

The loan agreement contains certain financial covenants requiring SGC to achieve minimum consolidated EBITDA of $160 million (on a rolling 12 month basis) and certain leverage and coverage ratios. The loan agreement also contains additional customary covenants, including covenants restricting the incurrence of additional indebtedness, the creation of additional liens and the disposition of assets. As of June 30, 2008, SGC was in compliance with all covenants in the loan agreement.

As of June 30, 2008, at SGC’s request, the lender under the loan agreement had issued letters of credit totaling $16.8 million, $11.2 million of which may be drawn upon to fund the purchase of certain parcels within the 50 acre “footprint” described in the Compact with New York State and designated for ownership by the Nation, with the remaining $5.6 million issued in connection with workers compensation policies.  As of June 30, 2008, $33.2 million was available under the loan agreement.

Effective June 19, 2008, SGC’s secured reimbursement facilities were terminated and all outstanding letters of credit under such facilities were assumed as outstanding letters of credit under the senior secured revolving loan agreement.

Expansion and Development Plans.  During the next 18 months, we plan to make substantial capital investments in our gaming facilities.

In March 2008, we completed the conversion of the former temporary casino facility at Seneca Allegany Casino and Hotel, at a cost of approximately $29 million and approximately $4 million under budget, into an approximate 2,300 seat events center with additional administrative and support space.  The exterior landscaping and façade enhancements, originally planned as part of the conversion of the temporary casino, have been deferred to the next phase of construction.

The next phase of construction providing for an additional 196 room hotel, 31,000 square feet of additional gaming and related amenities, and, landscaping and exterior enhancements to the property as a whole, commenced in April 2008 and is anticipated to be completed in Fall 2009.  We continue to monitor increases in material and construction costs and their impact on the original budget.  As of June 30, 2008, the Company has spent $5.8 million related to this phase of construction.

In March 2008, the Company completed a 109 slot machine expansion (for a total of 244 slot machines) of the temporary Seneca Buffalo Creek Casino.  Construction of the permanent Seneca Buffalo Creek Casino and Hotel commenced in March 2008 and is anticipated to open in Summer 2010.  The permanent complex is expected to initially feature 90,000 square feet of gaming space with 2,000 slot machines, 45 table games and a 22-story all suite hotel with approximately 206 rooms. Planned amenities include a pool, spa and salon; four restaurants, meeting rooms, a retail outlet and a 2,200-space parking garage. We continue to monitor increases in the costs of construction and materials and their impact on the original budget.  As of June 30, 2008, the Company has paid $35.1 million on the construction of the permanent casino and hotel.     See “Executive Summary – Seneca Buffalo Creek Casino,” “Part II. Item 1. – Legal Proceedings,” and “2007 Form 10-K Item 3. – Legal Proceedings” for information regarding the status of, and litigation related to, our Seneca Buffalo Creek Casino.

In July 2007, the Company commenced construction of the Seneca Hickory Stick Golf Course, an 18-hole Robert Trent Jones II designed golf course. The golf course is located in Lewiston, New York and is approximately 10 miles from the Seneca Niagara Casino and Hotel. Completion of the golf course is currently scheduled for late fall 2008. To allow for proper grow-in of the course it is anticipated that the earliest the course would be open for play would be late summer or early fall of 2009. The decision as to when to open the golf course for play will depend on how well the course matures in the 2009 growing season. The total cost to construct the golf course, club house and related amenities is estimated to be $25.5 million.

In light of greater demands on our available cash, increased competition and challenging economic and capital market conditions, the Company, in consultation with the Nation, continues to evaluate the scope, phasing and timing of its expansion plans on the Allegany and Buffalo Creek territories, and is reassessing the scaling and scope of its clubhouse design for the Seneca Hickory Stick Golf Course.  The Company believes that it is early enough in the design and construction process to accommodate appropriate changes to its plans, if necessary.

With the exception of funding requirements for our expansion and development projects, which are expected to require obtaining external financing on acceptable terms, we expect cash generated from our operations, available cash and cash equivalents and short-term investments as of June 30, 2008, and cash available under our senior secured revolving loan agreement, to be sufficient to service our debt, satisfy our other financial obligations, and to meet our working capital requirements for the remainder of the current fiscal year.  As stated above, we are relying on external financing to complete our expansion and development projects which may not be available to us, or, if available, may not be on terms consistent with what we have previously obtained.

Our ability to fund our operations, make planned capital expenditures, service our debt and satisfy our other financial obligations depends on our future operating performance and cash flow, which are in turn subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control. Additionally, unlike traditional corporations, we are prohibited by law from generating cash through an offering of equity securities and our ability to incur additional indebtedness is limited under the terms of the Indenture governing the senior notes, the Distribution Agreement and the senior secured revolving loan agreement. Reference is made to our Annual Report on Form 10-K for the year ended September 30, 2007 for a description of certain risk factors discussing SGC’s ability to generate cash flow to complete its expansion projects.

We are leveraged and have significant interest payment requirements under the senior notes Indenture and the senior secured revolving loan agreement, in addition to distribution obligations under the Distribution Agreement. As such, limitations on our capital resources could force us to delay or abandon capital projects as well as the construction and development of proposed expansion projects.

Distribution Agreement Obligations

On April 27, 2007, we entered into a Distribution Agreement among the Nation, the Seneca Nation of Indians Capital Improvements Authority, or the Authority, SGC and Wells Fargo Bank, as Trustee, in connection with the Authority’s issuance in two series (one tax exempt and the other taxable) of an aggregate principal amount of $159,495,000 special obligation bonds, or the 2007 Bonds.  The Distribution Agreement obligates us, subject to any contractual restrictions applicable to us (including, but not limited to, the Indenture governing our 2004 and 2005 senior notes) to make monthly distributions to the Nation at the times and in the amounts necessary to enable the Authority to pay the debt service on the 2007 Bonds as required under the Authority’s indenture. At the direction of the Nation and the Authority, we will pay such distributions directly to the Trustee. The Authority’s debt service commenced on June 1, 2007.  For the period from June 1, 2007 through November 1, 2007, the Authority’s debt service averaged approximately $0.9 million per month. For the period December 1, 2007 through June 1, 2008, the Authority’s debt service averaged approximately $1.7 million per month.  In June 2008, it was determined that the amortization schedule provided, upon which the foregoing $1.7 million monthly payments was made,  was incorrect.  A corrected amortization (debt service) schedule was provided and after giving effect to a resulting credit for amounts overpaid, for the period from January 1, 2008 through December 1, 2023, the Authority’s debt service averages approximately $1.2 million per month. The foregoing debt service averages are based on scheduled payments of interest and principal under the Authority’s indenture and bonds and do not address the effects of any earlier call for redemption, by acceleration or otherwise.  The Distribution Agreement provides that neither the Trustee nor the Authority’s bondholders will have any recourse under the Distribution Agreement to any revenues, assets or property of SGC or its subsidiaries should we fail to comply with our distribution obligations.

Reference is made to the Indenture governing SGC’s senior notes and the Distribution Agreement for an understanding of all terms of such financing arrangements.

Other Commitments – Niagara Falls Condemnation Proceedings

We have acquired approximately 45 acres in the City of Niagara Falls, New York of the approximate 50 acres designated by New York State under the Compact for ownership by the Nation, and intend to acquire approximately three additional acres. Under the Compact, the Nation is required to fund the acquisition of this property, including all related costs and expenses. As initial security for the Nation’s obligations to pay site acquisition costs and in furtherance of the ongoing condemnation proceeding, the Nation was required to deliver, and has delivered, to the Empire State Development Corporation (ESDC) a letter of credit in the amount of $33.5 million representing 150% of the then estimate of the total remaining site acquisition costs not yet paid by the Nation.  On July 13, 2006, we acquired, through the condemnation process, approximately 18 acres of land and improvements (including fixtures) from Fallsite, LLC, or Fallsite and Fallsville, LLC, or Fallsville, for an aggregate initial advance payment of $18.0 million, which land is a portion of the land in the City of Niagara Falls, New York designated under the Compact for ownership by the Nation. Of this amount, $7.7 million was drawn on the letter of credit as part of the consideration for the purchase.  In March 2007, an additional $11.5 million was drawn under the letter of credit to fund the acquisition of 18 additional parcels of land and certain improvements.    In December 2007, an additional $3.0 million was drawn under the letter of credit to fund the acquisition of seven additional parcels of land owned by the City of Niagara Falls.  The current letter of credit amount has been reduced to approximately $11.2 million. If the estimate of such site acquisition costs increases or if certain other events occur, the Nation may have to provide an additional letter of credit or replace the existing one with one for a larger monetary amount or, if acceptable to the ESDC, provide a supplemental cash escrow amount.    Unreimbursed amounts on the letter of credit may result in automatic draw-downs under the senior secured loan agreement.

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

The Department of the Interior has recently published final regulations effective August 25, 2008 governing the conduct of gaming on lands taken into trust after October 17, 1988.  The regulations on their face do not purport to impair the ability of the Nation and SGC to expand its gaming operations.  Future gaming legislation or court decisions construing the new regulations could adversely impact expansion of SGC gaming operations and the future growth of the Nation’s revenue base. In addition, from time to time, various government officials have proposed taxing Indian casino gaming or otherwise limiting or restricting the conduct of gaming operations by Indian tribes. No assurance can be given that such legislation, if and when enacted by Congress, would not have a material adverse effect on the operations of SGC. If Congress were to enact comprehensive amendments to the IGRA, such legislation could have a material adverse effect on the operations of SGC. In addition, under federal law, gaming on the Nation’s lands may be dependent upon the permissibility under New York law of certain forms of gaming or similar activities. If New York State were to make various forms of gaming illegal or against public policy (or the courts were to similarly rule), or otherwise to take a legal position adverse to SGC, such actions could have a material adverse effect on our ability to conduct our gaming operations as currently conducted. Moreover, a 1996 U.S. Supreme Court decision may permit a state to avoid or refuse to negotiate amendments to existing compacts such as the Compact.

New Accounting Pronouncements

There are no accounting standards that have not yet been adopted which are expected to have a material impact on our financial reporting.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Reference is made to our 2007 Annual Report on Form 10-K for a complete discussion of our market risk.  During the period ended June 30, 2008, we entered into a senior secured revolving loan agreement which will expose SGC to interest rate risk in that amounts borrowed under the loan agreement will bear interest at either one, three or six-month LIBOR plus one and one quarter percent (1.25%), or the prime rate (as reported in the The Wall Street Journal) plus one quarter percent (.25%).   As of June 30, 2008, we had not drawn down on the revolving credit facility. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Principal Debt Arrangements” for further information relating to the senior secured revolving loan agreement.

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

SGC’s management, under the supervision of our President and Chief Executive Officer, and with the participation of our President and Chief Executive Officer and our Chief Financial Officer (as our principal executive officer and principal financial officer, respectively), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our President and Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures as of June 30, 2008 provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15 or 15d-15 or otherwise that occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.     OTHER INFORMATION

Item 1.   Legal Proceedings

Citizens Against Casino Gaming in Erie County v. Kempthorne (WDNY)

Consistent with information previously reported by SGC, on July 12, 2007 Citizens Against Casino Gambling in Erie County filed a second action in the United States District Court, Western District of New York against the United States Department of Interior, the National Indian Gaming Commission (“NIGC”) and two individuals in their official capacities as Secretary of the Interior and Chairman of the NIGC, respectively.

The action sought declaratory and injunctive relief under the Administrative Procedure Act, the Declaratory Judgments Act, and the Indian Gaming Regulatory Act (“IGRA”) and was principally directed at the decisions and actions of the defendants in approving an amendment to the Seneca Nation of Indians’ Class III gaming ordinance (amended to address gaming on the Nation’s Buffalo Creek Territory), and the Indian land opinion issued by the Chairman of the NIGC relative to that approval.  The plaintiffs claimed that the defendants had failed to comply with federal law and requested that the Court take numerous actions including declaring that the lands acquired by the Nation pursuant to the Seneca Nation Land Claims Settlement Act (“SNLCSA”) are not Indian lands within the meaning of the IGRA.

Plaintiffs moved for summary judgment and defendants moved to dismiss.  Neither the Nation nor SGC is party to this action.  The Nation filed an amicus brief on the “Indian lands” issues.

On July 8, 2008, the Court issued its decision and order finding (a) that the NIGC’s determination that the Nation’s Buffalo Creek Territory is “Indian country” was in accord with Congress’ intent in enacting the SNLCSA, and (b) that the NIGC’s July 2, 2007 determination that the Nation’s Buffalo Creek Territory is gaming-eligible land pursuant to the IGRA’s settlement of a land claim exception is arbitrary, capricious, and not in accordance with the law.

The Court’s decision did not provide for injunctive relief, and SGC has continued its operations at the Seneca Buffalo Creek Casino.  Plaintiffs subsequently filed a motion on July 14, 2008 to force the court to enforce its judgment.

On July 22, 2008, the United States filed a motion responding to the plaintiffs motion to enforce and requesting that the case be remanded to the NIGC for further consideration. The remand motion is based upon significant changes in the controlling law, as interpreted by the U.S. Department of Interior.  The Seneca Nation of Indians simultaneously filed an amicus brief supporting the United States’ motion for remand to the NIGC and opposing the plaintiffs’ motion to enforce.  Oral argument on the foregoing motions is scheduled for August 21, 2008. The NIGC has indicated that it does not intend to take any precipitous action against the Nation or its gaming facilities as it, in consultation with the U.S. Department of Justice, continues to assess its options.

If the plaintiffs are successful, the Nation may be unable to continue operating the existing Seneca Buffalo Creek Casino, may be delayed in the completion of the Seneca Buffalo Creek Casino and Hotel at this site or may be unable to conduct Class III gaming at this site.

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

A hearing was held on the merits of the petition in September 2007.  On July 3, 2008, the Court dismissed the Petitioners’ claims holding: (1) that the Common Council of the City of Buffalo properly reviewed the environmental impact of the construction of the Buffalo Creek Casino, and fully complied with SEQR and CERO; (2) that the abandonment and sale of Fulton Street was properly approved by the Common Council of the City of Buffalo; (3) that the Seneca Nation of Indians is a necessary and indispensible party to the lawsuit; and (4) that Petitioner’s substantive claims are without merit.

Although Petitioners have indicated an intent to appeal the judge’s decision, no notice of appeal has been filed to date.

Item 1A.                                                  Risk Factors

Certain risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007 refer to the senior notes and then-existing financial obligations.  Those risk factors are modified as follows to reflect the $50.0 million senior secured revolving loan agreement entered into by SGC on June 19, 2008:

We have substantial indebtedness and other financial obligations which could adversely affect our financial condition and prevent us from fulfilling our obligations, including our senior notes.

We have substantial indebtedness and significant fixed debt service obligations in addition to our operating expenses. As of June 30, 2008, we had $500.0 million of 7-¼ % senior notes outstanding. The Indenture governing the senior notes permits us and our subsidiaries to incur additional debt in certain, limited circumstances. If we incur additional debt in the future, the related risks could increase.

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

On June 19, 2008, we entered into a $50.0 million senior secured revolving loan agreement, which matures on June 19, 2009. SGC’s obligations under the loan agreement are secured by substantially all gaming and related assets (including substantially all gaming revenues) not constituting real property or improvements.  SGC’s obligations are guaranteed by SNFGC, STGC, SEGC and LGCC.  The guarantors’ obligations are secured by substantially all of each guarantor’s gaming and related assets (including substantially all gaming revenues) not constituting real property or improvements.

Our high level of indebtedness, our distribution obligations and commitments and borrowing under the senior secured revolving loan agreement could have important consequences to holders of our senior notes and significant adverse effects on our business. For example, it could:

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

Our ability to make payments on the senior notes and fulfill our other financial obligations will depend on our ability to generate cash flow from our current and future operations. Our ability to generate sufficient cash flow to satisfy our financial obligations will depend on our future operating performance, which is subject to many economic, competitive, regulatory and business factors that are beyond our control. If we are not able to generate sufficient cash flow to service our financial obligations, we may need to refinance or restructure such obligations, sell assets or reduce or delay capital investments, or seek to raise additional capital. For the following reasons, among others, these measures may not be available to us on reasonable terms or at all, or, if available, they may not be adequate to enable us to satisfy our financial obligations, including the senior notes:

•                  our ability to incur additional debt will be limited by the covenants of the Indenture governing the senior notes, covenants of the Distribution Agreement and covenants under our $50.0 million senior secured loan agreement;

•                  the Indenture governing the senior notes and the loan agreement governing our senior secured revolving credit facility include covenants which limit our ability to create additional liens on or sell our assets and the covenants of the Distribution Agreement limit our ability to sell our assets;

•                  unlike non-governmental businesses, we are prohibited by law from generating cash through an offering of equity securities.

If our cash flow is insufficient and we are unable to raise additional capital, we may not be able to satisfy our financial obligations, including making payments on our senior notes.

The following is an additional risk factor relating to our $50.0 million senior secured revolving loan agreement.

The loan agreement governing our $50 million senior secured revolving credit facility contains various covenants and provisions that limit our management’s discretion in the operation of our business.

The senior secured revolving loan agreement includes covenants and provisions that, among other things, restrict our ability to:

•                  incur additional debt;

•                  make investments;

•                  create liens;

•                  enter into transactions with affiliates;

•                  sell assets;

•                  merge, consolidate or sell substantially all of our assets; and

•                  make capital expenditures.

The senior secured revolving loan agreement further includes certain financial covenants requiring SGC to achieve minimum consolidated EBITDA of $160 million (on a rolling 12 month basis) and certain leverage and coverage ratios. All of these restrictive covenants may limit our ability to expand our operations or to pursue our business strategies. Changes in business conditions or results of operations, adverse regulatory developments or other events beyond our control may affect our ability to comply with these and other provisions of the Indenture governing the senior notes. The breach of any of these covenants could result in a default under our indebtedness, which could cause those obligations to become due and payable. If our indebtedness were to be accelerated, we cannot assure you that we would be able to pay such indebtedness.

There are no other material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007, except as disclosed in this Form 10-Q, including without limitation, the risk factors relating to our Seneca Buffalo Creek Casino set forth in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” – “Executive Summary — Buffalo Creek Casino” and those relating to our expansion and development projects set forth in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” — Liquidity and Capital Resources”.

Item 2.                                                           Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.                                                           Defaults Upon Senior Securities

Not applicable.

Item 4.                                                           Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.                                                           Other Information

Not applicable.

Item 6.                                                           Exhibits

(a)	Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S-K):

Exhibit No.	Description

10.1	Loan Agreement by and among SGC and KeyBank National Association dated as of June 19, 2008 (incorporated by reference to Exhibit 10.1 to SGC’s Current Report on Form 8-K filed on June 25, 2008).

31.1	Certification of E. Brian Hansberry, principal executive officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of David Sheridan, principal financial officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (filed herewith).

32.1

Certification of E. Brian Hansberry, principal executive officer and David Sheridan, principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

SENECA GAMING CORPORATION

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated August 14, 2008

/s/ E. Brian Hansberry
E. Brian Hansberry
President and Chief Executive Officer
(Principal Executive Officer)

/s/ David Sheridan
David Sheridan
Chief Financial Officer
(Principal Financial and Accounting Officer)