Form 10-K
period 2008-09-30
Seneca Gaming Corp
filed 2008-12-29
CIK 1296785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

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

Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as each is defined in Rule 12b-2 of the Exchange Act).

Large accerated filer  ☐        Accelerated filer  ☐        Non-accelerated filer  ☒        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐ No  ☒

The registrant is a wholly-owned governmental instrumentality of the Seneca Nation of Indians.

DOCUMENTS INCORPORATED BY REFERENCE:     None

SENECA GAMING CORPORATION

Form 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995.  The words and phrases “believe”, “anticipate”, “expect”, “will”, “estimate”, “intend”, “plan”, “project”, “will be”, “will continue”, “will likely result”, and similar expressions, as they relate to us or our management, indicate forward-looking statements.  Similarly, statements that describe our plans, business, strategy or goals are all forward-looking statements.  These forward-looking statements are subject to numerous risks, uncertainties and other factors that could cause actual results, performance or achievements to differ materially from those expressed in or implied by these forward-looking statements.

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

PART I

Item 1.                                    Business

Except as otherwise indicated by the context, in this Annual Report on Form 10-K, or this Annual Report, we refer to (1) Seneca Gaming Corporation as “SGC” or “the Company,” (2) Seneca Niagara Falls Gaming Corporation, a wholly owned subsidiary of SGC, as “SNFGC,” (3) Seneca Territory Gaming Corporation, a wholly owned subsidiary of SGC, as “STGC,” (4) Seneca Erie Gaming Corporation, a wholly owned subsidiary of SGC, as “SEGC,” (5) Lewiston Golf Course Corporation, a wholly owned subsidiary of SNFGC, as “LGCC,”, (6) Seneca Massachusetts Gaming Corporation, a wholly owned subsidiary of SGC, as “SMGC,” (7) the Seneca Nation of Indians, as “Nation”, “Seneca Nation” or “Seneca Nation of Indians,” (8) the Nation-State Gaming Compact between the Seneca Nation of Indians and New York State, dated August 18, 2002, as the “Compact”, and (9) SGC, SNFGC, STGC, SEGC, LGCC, and SMGC collectively, as “we,” “our,” “ours” and “us.”  SNFGC, STGC, SEGC and LGCC are sometimes collectively referred to as the “restricted subsidiary guarantors”, based on their respective guarantees of SGC’s obligations under the senior notes.  Our fiscal year ends on September 30.  “Fiscal 2008” is defined as the fiscal year ended September 30, 2008, “Fiscal 2007” is defined as the fiscal year ended September 30, 2007, and fiscal years prior to 2007 are defined similarly within the context of this Annual Report.

General

SGC is wholly owned by the Nation and chartered to develop, manage and direct all of the Nation’s Class III gaming operations on the Nation’s territories in Western New York. SGC was chartered by the Nation in August 2002.  In August 2002, the Nation entered into the Compact with New York State that provides the Nation with the right to establish and operate three Class III gaming facilities in Western New York.  We currently operate three Class III gaming facilities in Western New York—Seneca Niagara Casino and Hotel, which is located in the City of Niagara Falls, New York (Niagara Territory) and operated by SNFGC, approximately 20 miles north of Buffalo, New York; Seneca Allegany Casino and Hotel, which is located in the City of Salamanca, New York (Allegany Territory) and operated by STGC, approximately 60 miles south of Buffalo, New York and 75 miles northeast of Erie, Pennsylvania; and Seneca Buffalo Creek Casino, which is located in the inner harbor district of Buffalo, New York (Buffalo Creek Territory) and operated by SEGC. Seneca Niagara Casino and Hotel opened on December 31, 2002 (initially, as the Seneca Niagara Casino).  Seneca Allegany Casino and Hotel opened on May 1, 2004 (initially, as the Seneca Allegany Casino).  Seneca Buffalo Creek Casino commenced operations on July 3, 2007 in a temporary facility.  Our three casinos are located on land held in restricted fee by the Nation, which, together with the rights under the Compact, allows us to conduct Class III gaming operations in Western New York. See “Item 3 - Legal Proceedings” for a discussion of various legal proceedings potentially affecting our gaming operations in Western New York.

Our principal executive offices are located at 310 Fourth Street, Niagara Falls, New York (Nation Territory) 14303, and our telephone number is (716) 299-1100.  We make available, free of charge, through our corporate website, www.senecagamingcorporation.com, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC.  We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report.

The websites for our Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel properties are located at www.senecaniagaracasino.com and www.senecaalleganycasino.com, respectively. The Nation also furnishes information about SGC and its properties at www.sni.org.   The information on these websites is not part of, or incorporated by reference into, this Annual Report.

SENECA GAMING CORPORATION, SENECA NIAGARA CASINO, SENECA NIAGARA CASINO AND HOTEL,  SENECA ALLEGANY CASINO, SENECA ALLEGANY CASINO AND HOTEL, SENECA BUFFALO CREEK CASINO, SENECA PLAYERS CLUB, SENECA LINK, and THE WESTERN DOOR are registered trademarks in the U.S.  All other trademarks, trade names and service marks appearing in this Annual Report are the property of their respective holders.

Seneca Niagara Casino and Hotel

Seneca Niagara Casino and Hotel is located on approximately 45 acres in the City of Niagara Falls, New York (24 of which are currently owned by the Nation and constitute its Niagara Territory), and offers gaming, entertainment and related amenities.   Seneca Niagara Casino and Hotel is SGC’s flagship resort property intended to attract mid to high value gaming guests looking for a full service gaming resort destination.  Seneca Niagara Casino and Hotel is open 24 hours per day, seven days per week and is our flagship gaming facility.  We opened our original Niagara Falls gaming facility on December 31, 2002 in the former Niagara Falls Convention and Civic Center.  Since opening, we have continued to invest in facilities and equipment at this property.  On December 15, 2005, we opened our expanded gaming floor, which added approximately 950 slot machines and 20 table games.  On March 31, 2006, we completed the phased opening of our luxury hotel, along with all other amenities.  SGC’s aggregate capital investment in the Seneca Niagara Casino and Hotel (inclusive of design, construction, furniture, fixtures and equipment) as of September 30, 2008 was approximately $521,000,000.

As of September 30, 2008, Seneca Niagara Casino and Hotel featured:

•	over 147,000 square feet of Class III gaming space with 4,112 slot machines; 102 table games, including, but not limited to, blackjack, craps and roulette; and keno;

•	604 luxury hotel rooms, including 118 suites of various sizes;

•	a full-service luxury spa, salon, and fitness center;

•

food and beverage amenities, including three full-service themed fine dining restaurants, a 400-seat international buffet, two casual dining restaurants, a walk-up delicatessen, a snack bar, and four bars and lounges;

•	five retail stores;

•	a 25,200 square-foot multi-purpose entertainment and special event facility, and a 468-seat showroom;

•	8,000 square feet of conference and banquet space; and

•	a 2,300-space parking garage, surface parking for over 1,400 vehicles, and a transportation center.

Niagara Falls Real Estate Acquisitions

In 2002 and pursuant to the Compact, the Nation acquired from the State of New York approximately 24 acres of land and related improvements in the City of Niagara Falls, New York, including the then-Niagara Falls Convention Center.  The State of New York further agreed in the Compact to assist the Nation in whatever manner appropriate, including through the exercise of its power of eminent domain, to acquire the remaining acreage within the approximate 50-acre footprint in the City of Niagara Falls, New York, designated by New York State under the Compact for ownership by the Nation. The Compact specifically excluded approximately 1.5 acres of land within the footprint owned by a Roman Catholic Church.  Additionally, in July 2006, the Nation agreed to waive its right to acquire approximately one half acre of additional land within the footprint owned by End Time Handmaidens, Inc., a religious organization.  In return for the waiver, the Nation obtained a right of first negotiation and refusal with respect to the future sale of those parcels.  As a result of the carve-out relating to the acreage owned by the Roman Catholic Church, and the Nation’s agreement with End Time Handmaidens, the total acreage of the Niagara Territory upon completion of the condemnation process is anticipated to be approximately 48 acres.

We have obtained possession of, either through eminent domain proceedings or private purchase, substantially all of the remaining acreage within the footprint, other than certain streets owned by the City of Niagara Falls providing access to the above church acreage, and a bike path owned by the New York State Department of Transportation. We expect to acquire this remaining acreage in 2009.

With the exception of approximately two acres of land and a hotel property within the footprint together acquired for $7.9 million through a private sale in December 2005, substantially all of our post-2002 acquisitions within the footprint have been accomplished through condemnation proceedings pursuant to New York State Eminent Domain Procedure Law, or EDPL.  The amounts paid to condemnees from whom we have acquired property are deemed to be advance payments, in that property owners are entitled to reserve their rights to challenge the appraised property values determined by the condemnor’s appraisers.  To date, all record owners from whom property was acquired pursuant to the EDPL have reserved rights to claim additional compensation.  If a court determines that the value for the land and improvements is higher than the appraised value we paid to a condemnee, then we may be liable to the condemnee for the difference and potentially also responsible for certain additional costs and payments to the condemnee, such as attorneys’ fees.

We continue to proceed with a master planning process for the development and utilization of the full 48-acre Niagara Territory footprint and integration of the Niagara Falls facilities with those on or planned for the Allegany and Buffalo Creek Territories.  As we continue to plan future development at all three facilities, we intend to have them complement each other, offering diverse hotel, entertainment and gaming experiences to our guests.

Seneca Allegany Casino and Hotel

Seneca Allegany Casino and Hotel, our second Class III gaming facility, is located on the Nation’s Allegany Territory in the City of Salamanca, New York.  Seneca Allegany Casino and Hotel offers Class III gaming, entertainment, lodging and related amenities.  Seneca Allegany Casino and Hotel caters primarily to middle-market, drive-in patrons from its primary and secondary markets and is open 24 hours per day, seven days per week.    Seneca Allegany Casino opened on May 1, 2004.  On March 30, 2007, we opened a 212-room resort hotel, including food and beverage and other amenities, which followed the December 28, 2006, official opening of a new permanent gaming floor.  In March 2008, we completed the conversion of the former temporary casino structure into an event center and additional administrative office space.  SGC’s aggregate capital investment in the Seneca Allegany Casino and Hotel (inclusive of design, construction, furniture, fixtures and equipment) as of September 30, 2008 was approximately $361,000,000.

As of September 30, 2008, Seneca Allegany Casino and Hotel featured:

•	over 63,500 square feet of gaming space with approximately 2,330 slot machines and 40 table games, including, but not limited to, blackjack, craps and roulette;

•	212 luxury hotel rooms, including 28 suites of various sizes;

•	a full-service luxury spa, salon, and fitness center;

•

food and beverage amenities, including two full-service themed fine dining restaurants, a 322-seat international buffet, a 24-hour casual dining restaurant, a walk-up delicatessen, a snack bar, and two bars and lounges;

•	a multi-faceted retail store, including logo merchandise, sundries, etc.;

•	a 20,000 square-foot multi-purpose entertainment and special event facility; and

•	a parking garage for approximately 1,840 vehicles; and surface parking for approximately 1,050 vehicles.

Construction on our next phase of development at Seneca Allegany Casino and Hotel, planned to include an additional 200 room hotel tower, and up to 30,000 square feet of additional gaming space and related amenities, for a total estimated cost of up to $130 million, was suspended on August 27, 2008 due to various factors, including challenging economic and capital market conditions, demands on our available cash and increased competition and construction costs. See “Item 1A. Risk Factors. We may not be able to generate enough cash flow, or obtain financing, to complete our current and any future expansion projects” for a discussion of related matters.  We continue to monitor these factors and ongoing developments.

Seneca Buffalo Creek Casino

In addition to Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel, we operate a  third Class III gaming facility which is located in Erie County, New York. This Class III gaming facility is referred to as Seneca Buffalo Creek Casino.

On October 3, 2005, the Nation acquired approximately nine acres of land in the inner-harbor district of downtown Buffalo, which constitutes the Nation’s Buffalo Creek Territory.  Initially, the nine acre parcel was bisected by a two block section of a street owned  by the City of Buffalo (Fulton Street).  In November 2006, we acquired this two block section of Fulton Street from the City of Buffalo for a purchase price of $631,600.

In order to meet certain requirements of the Compact, on December 8, 2005 we began construction of a temporary Class III gaming facility on the Seneca Buffalo Creek Territory.  On July 3, 2007 we commenced operations at this gaming facility which consists of approximately 6,000 square feet and features 135 slot machines and a snack bar.  During the quarter ended March 31, 2008, the temporary facility was expanded to include an additional 109 slot machines. The current temporary facility is approximately 8,600 square feet, and features 244 slot machines and a snack bar.  SGC’s aggregate capital investment as of September 30, 2008 in the temporary gaming facility in Buffalo, New York (inclusive of design, construction, furniture, fixtures and equipment) was approximately $12,100,000.

On October 3, 2007, we formally announced our plans for a permanent casino and hotel complex on the Buffalo Creek Territory having an estimated cost of $333 million. At that time, the permanent Seneca Buffalo Creek Casino and Hotel was expected to feature approximately 90,000 square feet of gaming space, 2,000 slot machines, 46 table games, a 22-story all-suite hotel, four restaurants, a full-service spa and salon,  retail and other amenities and a 2,200-space parking garage.  On August 27, 2008 we suspended construction due to various factors, including challenging economic and capital market conditions, demands on our available cash, and increased competition and construction costs.  We continue to monitor these factors and ongoing developments.  SGC’s aggregate capital investment as of September 30, 2008 in the permanent gaming facility in Buffalo, New York was approximately $82,000,000.

SGC’s ability to continue operation of the temporary Seneca Buffalo Creek Casino, and its ability to complete the permanent Seneca Buffalo Creek Casino and Hotel, as well as the timing of any opening of the permanent Seneca Buffalo Creek Casino and Hotel, will depend on various factors as discussed above, as well as the outcome of existing legal challenges.  See “Item 3 - Legal Proceedings” for a discussion of existing legal challenges regarding our Seneca Buffalo Creek Casino. See also “Item 1A. Risk Factors. We may not be able to generate enough cash flow, or obtain financing, to complete our current and any future expansion projects” for discussion of additional risk factors relating to completion of the permanent Seneca Buffalo Creek Casino and Hotel.

Status of Former Class II Operations

As of January 1, 2005, we transferred all Class II gaming operations to the Nation, which included our poker operations at the Seneca Niagara Casino and Hotel and Seneca Allegany Casino.   The Nation, through its wholly owned business enterprise, Seneca Gaming & Entertainment, currently operates the Class II poker operations at Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel, in addition to two Class II gaming facilities located on the Nation’s Territory in the City of Salamanca and Irving, New York, respectively.   The transfer of the Class II operations as of January 1, 2005 was consistent with our understanding of the Nation’s Council’s (the Nation’s legislative body) intent that we manage and operate the Nation’s Class III operations and that Council directly manage and operate the Nation’s Class II operations.

Lewiston, NY Golf Course Development

In March 2006, we acquired 257 acres of land with the intent to design and build a championship level golf course in Lewiston, New York, approximately eight miles from Seneca Niagara Casino and Hotel.  We selected the Robert Trent Jones II firm to design the golf course, which will be named Seneca Hickory Stick Golf Club.  Construction of Seneca Hickory Stick commenced in July 2007, with an anticipated opening in Spring 2010 at an approximate cost of $25.5 million.  The Nation formed the Lewiston Golf Course Corporation, as a subsidiary of the Seneca Niagara Falls Gaming Corporation, to own and operate the golf course.  LGCC has engaged Kemper Sports Management, Inc. to manage and operate Seneca Hickory Stick Golf Club on its behalf.

Massachusetts Gaming Development

During Fiscal 2007, at the request of the SGC board of directors, the Nation’s Council chartered Seneca Massachusetts Gaming Corporation as a wholly-owned subsidiary of SGC to explore gaming development opportunities in the Commonwealth of Massachusetts.  We continue to monitor events in connection with the Commonwealth’s ongoing consideration of legislation allowing for Class III or similar type gaming.

Business and Marketing Strategy

SGC believes that it is the premier gaming operator in Western New York State and in the areas of Northern Pennsylvania and Ohio located within its primary and secondary markets. Since the December 31, 2002 opening of the Seneca Niagara Casino, SGC has invested significantly in the development, expansion and maintenance of its gaming facilities, including the completion of the hotel and gaming projects at Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel, and the opening of the temporary casino on the Seneca Buffalo Creek Territory.  These investments have enabled SGC to maintain its position as the premier gaming operator in the region described above.  To further that objective, and to provide for expanded opportunities in the convention and tourism markets, a master planning process continues with respect to the Niagara Falls, Allegany and Buffalo gaming and related facilities. A principal goal is for the facilities to complement each other, offering diverse hotel, entertainment and gaming experiences for guests.

SGC continues to believe the Western New York markets for Class III-type gaming and related hotel and entertainment amenities are underserved, and that the exclusivity provided in the Compact gives SGC the opportunity to serve these markets by providing patrons with unique entertainment and gaming experiences.

SGC’s gaming facilities are intended to provide a high-quality and diverse gaming experience that SGC believes will add to its patron base and strengthen patron loyalty in each segment of the gaming market.  In order to maximize income from operations, SGC attempts to coordinate advertising, promotions, entertainment and special events to minimize competition among its gaming facilities, and integrate administrative and information technology functions.  As slot play currently represents approximately 89% of SGC’s consolidated gross gaming revenues, SGC also strives to offer the most current selection of slot machines in order to provide cutting-edge options for guests, and to differentiate it from the regional competition.  SGC plans to continue to brand the Seneca name through advertising and promotion of its Seneca Link Player’s Card, which is accepted at all of SGC’s facilities.The key components of our integrated marketing plan include the following:

•           Promote the Seneca Brand Name.     The successful operation of Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel has established Seneca as a leading gaming brand in the region.  We plan to continue to capitalize on this brand recognition by prominently incorporating the Seneca name at all of our gaming and entertainment facilities.

•           Incorporate the Seneca Link Player’s Card.     We encourage guests to sign up for a Seneca Link Player’s Card, and to use their Player’s Card at their venue of choice.  Guests accumulate points at our facilities and may redeem them at any of our casinos.  Our player’s club card program enables us to understand our guest preferences by providing us with valuable information about our patrons’ gaming activity and use of our facilities’ various non-gaming amenities.  As of September 30, 2008, we had approximately 1.5 million members in the Seneca Link Player’s Card database with an average of approximately 19,000 new members joining per month during Fiscal 2008.

•           Expand Target Markets and Patron Base.     The completion of our hotels in Niagara Falls, New York and Salamanca, New York has enabled us to expand our marketing efforts to higher-value gaming patrons from a wider geographic area.  We continue to evaluate our marketing programs and have increased our efforts to attract more guests from the region, including New York, Pennsylvania and Ohio, as well as higher value patrons from New England, New Jersey, New York City, and Toronto, Canada.  We intend to continue to market to these areas by offering various promotions, including special events for preferred gaming patrons, use of commissioned, independent representatives or splinter arrangements, air charters, motor coach tours and organized package group visits.  We have also hired a player development staff to attract higher-end gaming guests and have upgraded our entertainment offerings to further brand our properties and to attract repeat visits, encourage loyalty and attract higher-end gaming guests.

•           Offer Diversified Gaming Experience to Broadest Customer Base.    We intend to operate each of our gaming facilities in a manner that will be complementary. Seneca Niagara Casino and Hotel is SGC’s flagship resort property intended to attract to mid to high value gaming guests looking for a full service gaming resort destination.  With the opening of the permanent casino and 212-room resort hotel at Seneca Allegany Casino and Hotel, SGC has expanded its marketing efforts to attract guests with higher gaming budgets. SGC intends to integrate the marketing of the Seneca Buffalo Creek Casino, as explained below, to guests of SGC’s Niagara and Allegany casinos.  This will offer SGC’s guests a variety of gaming and entertainment options.

•           Utilize an Integrated Marketing Strategy.    Our marketing strategy relies on the high quality of our facilities, the personal service level of our employees, and an integrated approach of targeted direct mail, radio, print and outdoor advertising, promotions, slot and table tournaments, special events, busing, entertainment and player development staff, to attract and retain our patrons and to brand the Seneca name as the premier gaming and entertainment experience in Western New York. We coordinate our marketing events and the amenities of our facilities to maximize the quality and length of stay of patron visits and, currently and in the future, to minimize competition among our gaming facilities. Our patron tracking system through the Seneca Link Player’s Card is sophisticated and scaleable and provides us with the ability to analyze our guests’ gaming preferences.  In addition, we have redesigned the levels of player club options, each based on the level of each guest’s gaming activity, to ensure each level is properly recognized based upon their gaming activity.  Starting in May 2004, we began using a “promotional credit” program that provides slot credits to our patrons based on the amount of  their gaming at our facilities. These credits are available on the patron’s Seneca Link Player’s Card when they return for visits. These credits must be played and cannot be redeemed for cash, which we believe encourages repeat business.

•           Reinvest in and Expand our Gaming Facilities.    We believe our commitment to develop and reinvest in each of our gaming facilities is critical to our continued success and future growth. We intend to reinvest in and expand our gaming facilities to ensure their attractiveness to our patrons, subject to the availability of sufficient funds.  To achieve maximum profitability we intend to continue to upgrade our slot machines with the most popular products in order to create a more exciting gaming experience for our patrons. We have also invested in technology, including slot machine “ticket-in/ticket-out” technology, automated ticket redemption machines, player tracking system enhancements and the development of a Seneca brand inter-property progressive link. Reinvestment in our gaming facilities will help to ensure that our patrons have an enjoyable entertainment experience.

•           Offer the Highest Quality Service.    We believe that we can distinguish our gaming facilities from competitors with consistent superior patron service, which is a fundamental component of our business and marketing strategy. We attribute much of our success at Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel to our employees’ ability to provide high quality, efficient and friendly service.  We require that each new employee participate in substantial customer service training as part of their orientation.  It is our intention to continue to invest in providing the highest level of guest service as an integral component of our long-term financial success.

Market and Competition

Market.    Seneca Niagara Casino and Hotel is located on the Nation’s Niagara Territory in the City of Niagara Falls, New York, approximately 20 miles north of Buffalo and approximately 90 miles west of Rochester. Our primary market for this casino includes the cities of Buffalo and Niagara Falls, New York, and covers the area in the United States within an estimated 50 miles of Seneca Niagara Casino and Hotel.  Our secondary market includes the City of Rochester, New York, and covers the area in the United States within an estimated 51 to 100 miles of Seneca Niagara Casino and Hotel.  Our outer markets include Toronto, Canada, Erie and Pittsburgh, Pennsylvania, Ohio, and other areas of New York and Ontario, Canada.  We continue to expand our geographic reach with targeted marketing efforts for higher-end gaming patrons in the New York City area, New England, New Jersey, Michigan, Illinois and Canada.  In addition, Niagara Falls is a major tourist destination.

Seneca Allegany Casino and Hotel is located immediately off Interstate 86 in southwestern New York. Since its opening in May 2004, the primary market for this casino has been the area within 75 miles of the casino, which includes Erie, Pennsylvania.  The secondary market has been the area within 75 to 175 miles of the casino, which includes Cleveland and Akron, Ohio and Pittsburgh, Pennsylvania.  Since opening, the Seneca Allegany Casino has catered primarily to middle-market, drive-in patrons from its primary and secondary markets.  With the opening of our 212-room resort hotel in March 2007, we implemented additional targeted marketing programs focused on expanding our geographic reach.

The temporary casino on the Nation’s Buffalo Creek Territory facility has a limited market due to its small size.

As of September 30, 2008, approximately 28% of the approximate 1.5 million Seneca Link Player’s Card members lived in the Buffalo-Niagara area, and approximately 22%, 21%, 21% and 8% lived in Ohio, Pennsylvania, other areas of New York, and Canada, respectively.

Competition in Immediate Market Area.

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

Casino Niagara and Niagara Fallsview Casino Resort are located in Niagara Falls, Ontario, and are both within two miles of Seneca Niagara Casino and Hotel. Casino Niagara and Niagara Fallsview Casino Resort are owned and operated by the Province of Ontario and managed by the Hyatt-led Falls Management Company. Casino Niagara offers over 95,000 square feet of gaming space including more than 1,700 video gaming machines (“VGMs”), 60 table games, three restaurants and three bars. Niagara Fallsview Casino Resort opened in June 2004 and features 200,000 square feet of gaming space that includes over 3,000 VGMs, over 100 table games, a 374-room Hyatt hotel, a spa and various restaurant and entertainment venues. Casino Niagara and Niagara Fallsview Casino Resort are both located approximately 70 miles from Seneca Allegany Casino and Hotel on the outer edge of Seneca Allegany Casino and Hotel’s primary market area.

Fairgrounds Gaming and Raceway (formerly Buffalo Raceway), a racetrack facility in Hamburg, New York offering approximately 1,000 VGMs in a 27,000 square foot gaming facility, is located approximately 30 miles and 50 miles from Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel, respectively.  Batavia Downs, in Batavia, New York, is located approximately 50 miles and 70 miles from Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel, respectively, and features over 590 VGMs.  Finger Lakes Gaming and Race Track in Farmington, New York, is located approximately 90 miles and 140 miles from Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel, respectively, and operates over 1,200 VGMs in a video gaming facility.  Fort Erie Racetrack and Slots in Fort Erie, Ontario, Canada, is located approximately 15 miles and 60 miles from Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel, respectively, and operates 1,150 VGMs in an 85,000 square foot gaming facility. Woodbine Racetrack, a 56,000 square foot racetrack facility featuring 1,700 VGMs, is located in Ontario, Canada, approximately 50 miles and 160 miles from Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel, respectively.  Presque Isle Downs, a racetrack facility in Erie, Pennsylvania offering approximately 2,000 slot machines is located approximately 120 miles and 80 miles from Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel, respectively.

Competition in Broader Regional Market.

The Oneida Indian Nation operates a gaming facility resort, Turning Stone Resort & Casino, near Syracuse, New York, located approximately 190 miles and 235 miles from Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel, respectively.  Turning Stone Resort & Casino features approximately 2,400 multi-gaming machines and 85 table games.

The St. Regis Mohawk Tribe currently operates a small casino facility, Akwesasne Mohawk Casino, near Hogansburg, New York, which is located approximately 350 miles and 390 miles from Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel, respectively. Akwesasne Mohawk Casino features approximately 800 slot machines and 25 table games.

Competition elsewhere in New York State includes other racetracks that operate VGMs, including:  Saratoga Raceway in Saratoga Springs (located approximately 325 miles and 340 miles from Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel, respectively); Monticello Raceway in Monticello (located approximately 325 miles and 280 miles from Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel, respectively); Tioga Downs in Nichols (located approximately 190 miles and 160 miles from Seneca Niagara Casino and Hotel and Seneca Allegany Casino and

Hotel, respectively); Yonkers Raceway in Yonkers (located approximately 415 miles and 370 miles from Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel, respectively); and Vernon Downs in Vernon (located approximately 195 miles and 245 miles from Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel, respectively).

Competition in Pennsylvania includes:  Mount Airy Casino Resort, located in the Pocono Mountains in Northeast Pennsylvania, with approximately 2,500 slot machines (located approximately 320 miles and 270 miles from Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel, respectively); Harrah’s Chester Casino and Racetrack in Chester (located approximately 420 miles and 370 miles from Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel, respectively); Hollywood Casino at Penn National in Grantville (located approximately 315 miles and 250 miles from Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel, respectively); and The Meadows in Washington (located approximately 255 miles and 220 miles from Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel, respectively) .

Wheeling Island Racetrack and Gaming Center, located in Wheeling, West Virginia, with approximately 2,400 slot machines and 48 table games, is located approximately 290 miles and 250 miles from Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel, respectively.

Mountaineeer Casino, Racetrack and Resort, located in Chester, West Virginia, with approximately 3,220 slot machines and over 55 table games, is located approximately 250 miles and 215 miles from Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel, respectively.

Foxwoods Resort Casino, owned and operated by the Mashantucket Pequot Tribe, and the Mohegan Sun Casino, owned and operated by the Mohegan Tribe of Indians of Connecticut are each located in southeastern Connecticut, approximately 460 miles and 480 miles from Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel, respectively.

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

New Market Entrants.

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

In October 2001, New York State authorized six new casinos to be run by Indian tribes in the state, each of which was to be permitted to feature Class III slot machines. The validity of the legislation authorizing these casinos was upheld by the New York Court of Appeals in Dalton v. Pataki, et al. and Karr v. Pataki, et al.  Three of these authorized casinos are operated by SGC (Seneca Niagara Casino and Hotel, Seneca Allegany Casino and Hotel and Seneca Buffalo Creek Casino). It was expected that the other three casinos, including the casino planned by the St. Regis Mohawk Tribe as discussed below, would be located in Sullivan and Ulster Counties in the Catskill region, approximately 325 miles and 275 miles from Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel, respectively.  In February 2007, the Governor of New York State approved plans for a casino by the St. Regis Mohawk Tribe to be located in Sullivan County, New York. The Tribe had proposed a $600 million Class III gaming facility, to be located immediately adjacent to Monticello Raceway in Sullivan County, but in January 2008, the U.S. Department of Interior rejected the Tribe’s right to operate a casino in the Catskills. As a result, no casino development in the Catskills appears imminent.

The former Governor of New York State previously reached settlement agreements, subject to numerous contingencies, with the following tribes for potential Class III gaming operations to be located in Sullivan or Ulster counties in the Catskills region of New York State: the St. Regis Mohawk Tribe, the Seneca-Cayuga Tribe of Oklahoma, the Cayuga Nation of New York, the Oneida Tribe of Indians of Wisconsin and the Stockbridge-Munsee Community Band of Mohican Indians. However, as a result of the U.S. Supreme Court’s decision in City of Sherrill, NY v. Oneida Indian Nation of New York, 414 U.S. 661 (2005), the former Governor withdrew pending legislation and land claim settlements with the Seneca-Cayuga Tribe of Oklahoma, the Cayuga Nation of New York, the Oneida Tribe of Indians of Wisconsin and the Stockbridge-Munsee Community Band of Mohican Indians.

In 2001, New York State awarded licenses to eight racetracks to operate VGMs. In April 2005, the Governor of the State of New York signed a law providing race tracks with a larger share of proceeds from VGMs and extending VGM authorization through 2017. This law also allows for up to eight additional VGM venues in New York State.  These eight licenses would be awarded in a competitive bid process to the state-owned Off-Track Betting Corporation or other operators which may be located in our primary and secondary markets.

New York State lawmakers and Governor David Paterson’s administration are currently considering legislation that would allow the state’s video-lottery gaming facilities to expand hours and add electronic table games, such as roulette and blackjack. The facilities can now stay open for 16 hours a day or 112 hours a week, but the proposal would allow larger tracks, such as Saratoga Gaming and Raceway and Yonkers Raceway, to stay open for 140 hours per week and smaller tracks, such as Batavia Downs, to stay open for 128 hours per week.  Such expanded hours would allow tracks the opportunity to keep their video-lottery parlors open 24 hours a day for multiple days each week.

In January 2004, Sportsystems (now known as Delaware North Gaming & Entertainment) opened a 1,300 VGM facility at Saratoga Raceway in Saratoga Springs, New York.  Shortly thereafter, in February 2004, Finger Lakes Gaming and Race Track in Farmington, New York, opened its video gaming facility.  Fairgrounds Gaming and Raceway in Hamburg, New York, opened its 27,000 square foot gaming facility in March 2004 and offers approximately 1,000 VGMs. Monticello Raceway in Monticello, New York, opened a gaming facility in June 2004, and offers approximately 1,500 VGMs.  Batavia Downs, in Batavia, New York, opened in May 2005 and offers approximately 590 VGMs.  The New York Racing Association has also granted a right to operate VGMs at the Aqueduct racetrack in Queens, New York, approximately 425 miles and 380 miles from Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel, respectively. After suspending work on the 4,500 VGM facility from August to December 2003, the project was scheduled for completion by mid-2005; however, as of September 30, 2006 , the project had been stopped again and VGMs were not in operation at the Aqueduct racetrack. Recently, in September 2007, the State of New York solicited proposals for an experienced gaming operator to manage and operate the VGM’s at the Aqueduct facility, and formally awarded such rights to Delaware North Companies in October 2008.  Delaware North has since announced plans to develop a complex with 4,500 VGM’s, in addition to a series of restaurants, hotels, conference and retail amenities. In October 2006, Vernon Downs Racetrack in Vernon, New York, approximately 200 miles and 245 miles from Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel, respectively, commenced operation of a gaming facility offering 1,000 VGM’s, and in July 2006, Tioga Downs, located approximately 190 miles and 160 miles from Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel, respectively, opened a 750 VGM facility in central New York.  Both Vernon Downs and Tioga Downs are operated by Nevada Gold, Inc.  Finally, Yonkers Raceway near Manhattan, New York, features approximately 5,300 VGMs, in addition to multiple dining amenities and an entertainment lounge.

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

Additionally,  both Indian and non-Indian interests in the Commonwealth of Massachusetts continue to pursue the legalization of gaming.  Although legislation that would have authorized the operation of up to three resort casinos was voted down by the Massachusetts legislature in March 2008, the Governor is expected to reintroduce new authorizing legislation in January 2009.  At the same time, the Mashpee Wampanoag  tribe has announced its intent to pursue the negotiation of a Compact with the Commonwealth of Massachusetts in furtherance of efforts to place land into trust with the federal government and operate a Class III casino regulated under the Indian Gaming Regulatory Act, or IGRA.

We also face competition from other non-gaming leisure activities and destinations.

If we are unable to compete successfully, our business, financial condition and results from operations could be materially adversely affected. See “Item 1A. - Risk Factors—We compete with casinos, other forms of gaming and entertainment, and other resort properties. If we are unable to compete successfully, we may not be able to generate sufficient cash flow to fund our operations or meet our obligations as they become due.”

Class III Gaming Compact

The Nation’s Compact with New York State provides the Nation with the right to establish and operate three Class III gaming facilities in Western New York. The Compact grants the Nation the exclusive right to operate specifically defined gaming devices, including slot machines, within a 10,500 square-mile, geographic area in Western New York, beginning on Route 14, approximately 30 miles East of Rochester, and extending westerly throughout New York State. In exchange for this exclusivity, the Nation pays exclusivity fees to New York State based on a percentage of the slot machine net drop (money dropped into the machines after payout but before our expenses). The exclusivity payment is 18% for the first four years, 22% for years 5-7 (beginning January 1, 2007), and 25% for the remainder of the term (beginning January 1, 2010). The exclusivity payment to New York State was approximately $88.6 million for the first nine months of calendar 2008, $109.7 million for calendar year 2007,  $83.3 million for calendar year 2006, and $68.3 million for calendar year 2005.  If New York State breaches the exclusivity arrangement by, for example, allowing a person or entity to operate Class III slot machines within the zone of exclusivity, then the State forfeits the exclusivity fees as to Class III slot machines. The Compact allows New York State to permit the Tuscarora Indian Nation and the Tonawanda Band of Seneca Indians to obtain the right to include gaming devices in a compact without abrogating the exclusivity provisions of the Compact, so long as either tribe locates its proposed gaming facility either on its existing reservations or more than 25 miles from a gaming facility site authorized by the Compact. The Compact provides that the Nation may acquire property and establish a gaming facility in the City of Niagara Falls within an approximate 50 acre area designated as land to be developed by the Nation. Seneca Niagara Casino and Hotel is located within this designated area on lands held in restricted fee by the Nation pursuant to the Seneca Nation Lands Claim Settlement Act of 1990, or SNLCSA. The two additional Class III gaming facilities include the Seneca Allegany Casino and Hotel on the Nation’s Allegany Territory and the Seneca Buffalo Creek Casino on the Nation’s Buffalo Creek Territory.  The Compact is in effect until December 9, 2016, and will automatically renew for an additional period of seven years unless either party objects in writing, or it is terminated as a result of any of the following: (1) repeal of IGRA; (2) the Nation adopts a referendum revoking the Nation’s authority to conduct Class III gaming; or (3) either the Nation or the State commits a Material Breach as defined by the Compact.

Employees

As of September 30, 2008, SGC employed approximately 4,040 employees.  Of those, Seneca Niagara Casino and Hotel employed approximately 2,800 employees; Seneca Allegany Casino and Hotel employed approximately 1,200 employees; and  Seneca Buffalo Creek Casino temporary facility employed 40 employees.

We consider relations with our employees to be good. None of our employees are currently members of any labor union or similar organization.

Seneca Gaming Corporation and the Nation

Seneca Gaming Corporation.  SGC was established by the Nation in August 2002 for the principal purpose of developing, constructing, leasing, operating, managing, maintaining, promoting and financing Nation Class III gaming facilities established in accordance with the Compact.  Our Class II operations were transferred to the Nation as of January 1, 2005.  For further discussion of our former Class II operations, see “Status of Former Class II Operations”, above.  SGC is a governmental instrumentality of the Nation and was established by the Nation pursuant to Nation law by a duly enacted resolution of the Council. SGC is wholly owned by the Nation for economic and governmental purposes and shares in the Nation’s sovereign immunity, which can be waived if the board of directors adopts a resolution waiving immunity in a specific situation and such waiver is approved by the Nation’s Council. SGC is managed by a board of directors with seven members, not less than five of whom must be enrolled members of the Nation. The Nation’s Council alone has the power to appoint and remove SGC’s directors.

There are five subsidiaries under the control, operation and management of SGC: Seneca Niagara Falls Gaming Corporation, established in August 2002 to finance, develop, and operate the Nation’s Class III gaming facility in Niagara Falls, New York; Seneca Erie Gaming Corporation, established in August 2003 to finance, develop, and operate the Nation’s Class III gaming facility in Erie County, New York; Seneca Territory Gaming Corporation, established in September 2003 to finance, develop, and operate the Nation’s Class III gaming facility on the Nation’s Allegany or Cattaraugus Territories; Lewiston Golf Course Corporation, established in June 2007 to develop and operate SGC’s golf course amenity in Lewiston, New York; and Seneca Massachusetts Gaming Corporation, established in August 2007 for the purpose of pursuing the initial planning and development of potential gaming opportunities in the Commonwealth of Massachusetts. SNFGC operates the  Seneca Niagara Casino and Hotel located on the Nation’s Niagara Falls Territory in Niagara Falls, New York. STGC operates the Nation’s Seneca Allegany Casino and Hotel located in the City of Salamanca, New York on the Nation’s Allegany Territory. SEGC operates the temporary Seneca Buffalo Creek Casino located in the City of Buffalo, New York, on the Nation’s Buffalo Creek Territory, and is engaged in the development of the permanent gaming facility to be located on the Nation’s Buffalo Creek Territory.  SGC’s current corporate structure is as follows:

Each of SGC’s subsidiaries is required to make periodic financial reports and submit an annual report to the SGC board of directors. The SGC board of directors is required to make quarterly and annual reports to the Council regarding the financial condition of the companies, including but not limited to, significant problems and accomplishments, future plans, and such other information as the Council deems pertinent. The SGC board of directors is also required to provide monthly reports to Council regarding certain budgetary and related matters.  With the exception of LGCC, the members of the boards of directors of SGC and its subsidiaries are the same.

Seneca Gaming Authority and Class III Gaming Ordinance.  SGC’s gaming operations are subject to the supervision and regulation of the Seneca Gaming Authority, or SGA, which was established by Nation ordinance and is responsible for overseeing the regulation of all of the Nation’s gaming operations. The Nation’s Class III gaming ordinance, or Gaming Ordinance, which provides regulatory authority to SGA for the Nation’s Class III gaming, was originally adopted on

August 1, 2002, subsequently amended on November 16, 2002 and approved by the National Indian Gaming Commission, or NIGC, on November 26, 2002. The Nation amended the gaming ordinance to extend SGA’s regulatory authority to include jurisdiction over Class II gaming. The amended ordinance was further amended in August 2006 to incorporate certain clarifications into the ordinance.  This amendment was approved by the NIGC as of November 6, 2006.  More recently, on June 9, 2007, the Nation enacted a new gaming ordinance with certain site-specific language applicable to the Buffalo Creek Territory.  This action was taken in connection with ongoing litigation challenging the Nation’s right to conduct Class III gaming on the Buffalo Creek Territory (Citizens Against Casino Gambling v. Kempthorne), in which the judge had vacated the NIGC’s approval of the Nation’s 2002 gaming ordinance as it pertained to gaming on the Buffalo Creek Territory.  See “Item 3. Legal Proceedings” for discussion of this litigation and related matters.  The amended Ordinance was submitted to the NIGC on June 9, 2007 and was identical to the prior approved ordinance except that the new ordinance’s definition of “Indian Lands” contains a site specific legal description of the Buffalo Creek Territory.  This site-specific Ordinance applicable to the Buffalo Creek Territory was approved by the NIGC on July 2, 2007. In response to ongoing events in connection with the Buffalo Creek litigation, on July 16, 2008, the Nation submitted a further amended gaming ordinance to the NIGC, so that the NIGC could consider the applicability of new Department of Interior regulations concluding that lands like the Buffalo Creek Territory are exempt from Section 20 of IGRA’s prohibition on gaming.  This amended ordinance is currently pending before the NIGC.

The SGA consists of five commissioners selected by the Nation and is responsible for, among other things, monitoring and regulating the standards of operation and standards of management of all authorized Class III gaming, protecting the assets and integrity of casino operations, overseeing casino surveillance, monitoring the compliance of the Nation’s gaming activities with external accounting and audit control procedures, and supervising the licensure of all employees and vendors of the Nation’s gaming activities. SGA’s authority does not extend to activities that are not directly related to Class III gaming undertaken by the Nation under the Compact, such as ownership and operation of our hotels and other non-gaming amenities, or our golf course development activities.  The SGA functions independently and autonomously from the Council in all matters within its purview. While the SGA is responsible for regulatory matters relating to the Nation’s gaming activities, SGC (or one of its subsidiaries) is responsible for the day-to-day management and operation of the Nation’s Class III gaming activities established in accordance with the Compact.  For further discussion of the Seneca Gaming Authority, see “Regulation of the Nation, Seneca Gaming Corporation and its Subsidiaries”, below.

The Nation.   The Seneca Nation of Indians is a federally recognized, self-governing Indian nation operating under a Constitution originally adopted in 1848 and most recently amended in 1993. The Nation’s current total enrolled population is approximately 7,700. The Seneca Nation is one of the Six Nations of the Iroquois Confederacy that consists of the Seneca, Cayuga, Onondaga, Oneida, Mohawk and Tuscarora nations. The members of the Nation originally lived in the area between the Genesee River and Seneca Lake in the Finger Lakes region of New York. Today, the Seneca Nation holds title to five distinct Territories in Western New York State, including land in Niagara Falls and Buffalo and land set aside by the 1794 Treaty of Canandaigua: the Allegany, Cattaraugus and Oil Spring Territories. These three Territories designated by the Treaty encompass parts of four counties in New York State: Allegany, Cattaraugus, Chautauqua, and Erie counties. The Oil Springs Territory is 640 acres, or one square mile, of land located 43 miles southeast of the Cattaraugus Territory and 24 miles east of the Allegany Territory. The Allegany Territory is composed of 31,097 acres and includes the City of Salamanca which is located within its territorial boundaries. The Cattaraugus Territory is 35 miles north of Allegany and encompasses 22,012 acres of land. In addition, approximately 24 acres of land (of the approximate 50 acre parcel identified in Appendix I of the Compact) in Niagara Falls and approximately nine acres of land in Erie County have been converted into restricted fee lands pursuant to the SNLCSA. By operation of federal law, these lands and other land that may be acquired in the future pursuant to the SNLCSA, whether in Niagara Falls or Erie County, are subject to restrictions against alienation, constitute Indian country subject to the jurisdiction of the Nation, and qualify as gaming eligible Indian lands pursuant to IGRA.  See “Item 3. Legal Proceedings” for discussion of litigation challenging the status of certain of these lands.  For further discussion of land acquisitions in Niagara Falls, New York, see “Niagara Falls Real Estate Acquisitions”, above.

Nation Governance.  The Nation came into formal existence in 1848 when the chief system was replaced by a constitution with elected officials. The Nation’s Constitution provides for three branches of government: executive, legislative and judicial. The Nation holds an election every two years for its three Executive Branch officers: the President, the Treasurer and the Clerk. These officers alternate between the two principal Territories, Cattaraugus and Allegany, every two years. The next election of the Executive Branch Officers will be held in November 2010. The Legislative Branch, or the Council, has sixteen members, of which eight members are elected from each of the two principal Territories. Each Councilor is elected to a four-year term, which is staggered.  The most recent election of eight Council members was held in November 2008, with the next election to occur in November 2010.

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

Tribal Employment Rights Ordinance.  Our operations are subject to the Nation’s Tribal Employment Rights Ordinance, or TERO, which requires the granting of a preference to enrolled Nation members and other Native Americans in the hiring of employees and in the engagement of certain vendors and contractors.  TERO is implemented by a five member commission, appointed by the Nation’s Council.  With respect to employees, TERO requires that we give preference to qualified Indians in all hiring, promotion, training and all other aspects of employment.  With respect to vendors, TERO requires that, in awarding contracts or subcontracts for supplies, services, labor and materials in an amount in excess of $5,000 where the majority of the work will occur on Nation lands, we give preference to Indian-owned firms when contracts are subject to a competitive bidding process and the bids of the Indian-owned firms fall within a defined percentage or amount of the lowest responsive bid (ranging from 1% when the lowest responsive bid is $7 million or more, to $9,000 when the lowest responsive bid is $100,000 or less), in each case as specified in TERO.  The Nation, through its TERO Commission, has the sole power to determine and certify whether and to what extent a firm is “Indian-owned”.

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

Seneca Nation Law and Legal Systems

Applicability of State and Federal Law.    The Nation is an Indian tribal government with certain sovereign powers. The Nation’s ability to enact its own laws and regulations to regulate gaming activities derives from the exercise of the Nation’s inherent sovereign powers, recognized by the United States in the 1794 Treaty of Canandaigua and in subsequent federal court opinions. It is the position of the United States, and federal courts have uniformly held, that Indian nations are subject to certain federal laws and certain state laws where federal law so prescribes. It is therefore possible that a federal agency with whose regulations the Nation may not be currently complying could object to such noncompliance. If an agency sought to enforce compliance, such agency action and any resultant federal court ruling could result in the disruption of construction, operations, and related activities of SGC, which events would have a material adverse effect on our financial results.

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

National Indian Gaming Commission.    The NIGC, an independent executive agency located in the Department of the Interior, is vested with regulatory authority over gaming activities on Indian lands pursuant to IGRA and its implementing regulations. The NIGC is charged with the administration and enforcement of IGRA. The NIGC regulates gaming by Indian tribes, in order to shield tribes from organized crime and other corrupting influences, to ensure that the Indian tribe is the primary beneficiary of the gaming operation and that gaming is conducted fairly and honestly by both the operator and players. Congress aimed to make gaming a means of promoting tribal economic development, self-sufficiency, and strong tribal governments. To carry out these goals, Congress gave the NIGC substantial power, including the authority to initiate enforcement actions, close tribal gaming operations and levy civil fines. Moreover, the NIGC has authority to issue regulations governing gaming activities on Indian lands, review and approve Class II and Class III gaming ordinances, review and approve management agreements for tribal gaming operations, conduct investigations and generally monitor Indian gaming activities. IGRA also provides for federal criminal penalties for illegal gaming on Indian land and for theft from Indian gaming facilities. The Secretary of the Interior retains certain responsibilities under IGRA, such as the approval of tribal-state compacts and approval of per capita distribution plans.

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

In 1999, certain legislators, organizations and individuals opposed to casino gambling brought a lawsuit: (1) challenging the validity of the 1993 gaming compact between New York State and the St. Regis Mohawk Tribe under the separation of powers provisions in the New York State Constitution; and (2) seeking a declaration that New York State Constitution’s general prohibition on gambling covers Las Vegas-style gaming at casinos operated pursuant to IGRA by Indian tribes on their territorial lands in New York. The plaintiffs also requested an injunction prohibiting New York State from expending any money in furtherance of the gaming compact.  The lawsuit was made moot by the subsequent approval by the New York State Legislature of the 1993 compact.

In October 2001, the New York Legislature passed Chapter 383 of the Laws of 2001, or Chapter 383, which allowed former Governor Pataki to enter into a gaming compact with the Seneca Nation of Indians and to enter into gaming compacts with other Indian tribes for the establishment of three additional casinos in the Catskills. Chapter 383 also approved the installation of VGMs at certain racetracks.

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

Indian Lands.    In order for the Nation to conduct gaming pursuant to the Compact, it must do so on Indian lands within its jurisdiction. Indian lands include, but are not limited to, lands located within the boundaries of an Indian reservation. For non-reservation lands to qualify as Indian lands under IGRA, the land must be either held in trust by the United States for the benefit of any Indian tribe or individual, or held by any Indian tribe or individual subject to restriction by the United States against alienation, and the tribe must exercise governmental power over those lands.

As it relates to lands that have been acquired in trust or restricted fee status for gaming purposes after October 17, 1988, IGRA generally prohibits gaming on such lands unless certain conditions are met. As relevant to date, lands that are acquired as part of a settlement of a land claim are exempt from the prohibition against gaming on lands acquired after the enactment of IGRA.

Pursuant to the Compact, the Nation may acquire property and establish gaming facilities in the City of Niagara Falls within the boundaries of the approximate 50 acre area of land described in Appendix I of the Compact and designated as land to be developed by the Nation in connection with its gaming facilities. The Compact also authorizes the Nation to establish a gaming facility in Erie County, New York and one on the then-existing Nation Territory. Moreover, the Compact authorizes the Nation to use funds appropriated under the SNLCSA to acquire parcels of land in Niagara Falls and Erie County for gaming purposes.  See “Material Agreements—Nation-State Gaming Compact”, below.

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

As determined by the Secretary of the Interior in connection with the approval of the Compact, the Nation will have jurisdiction over lands placed into restricted fee status pursuant to the SNLCSA. Indeed, lands placed in restricted status pursuant to the SNLCSA are held in the same legal manner as existing Nation lands are held and thus, subject to the Nation’s jurisdiction. In addition, the Secretary determined that lands placed into restricted fee status pursuant to the SNLCSA are Indian lands as defined by IGRA, and the Nation is authorized to use such land for gaming purposes pursuant to IGRA, because such lands will be acquired as part of a settlement of a land claim.  See “Item 3. Legal Proceedings” for discussion of litigation challenging the status of certain of these lands.

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

The Nation (as opposed to SGC or its subsidiaries) has acquired approximately 24 acres in Niagara Falls (of the approximate 50 acre area of land described in Appendix I of the Compact) with funds appropriated under the SNLCSA.  On October 3, 2005, the Nation acquired approximately nine acres of land in Erie County with SNLCSA funds.     By operation of federal law, these lands and other lands that may be acquired in the future pursuant to the SNLCSA (in Niagara Falls or Erie County), are subject to restrictions against alienation, constitute Indian country subject to the jurisdiction of the Nation, and qualify as gaming eligible Indian lands pursuant to IGRA. The Nation’s existing casino and hotel on the Niagara Falls Territory and existing temporary casino on the Buffalo Creek Territory are situated on these lands.  See “Item 3. Legal Proceedings” for discussion of litigation challenging the status of certain of these lands.

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

Possible Changes in Federal and State Law.  Our operations are regulated by Nation laws, the Compact and federal statutes, most notably IGRA.  Several bills have been proposed during past sessions of Congress that could affect Indian gaming.  Most notably Senator McCain’s S. 2078, the Indian Gaming Regulatory Act Amendments of 2006 and Congressman Pombo’s (R-CA) H. 4893, Restricting Indian Gaming to Homelands of Tribes Act of 2006, proposed additional regulations for tribes and more restrictions on “off-reservation” gaming.   With new leadership in the committees of jurisdiction over Indian Affairs in the 110th Congress, Indian gaming has received very limited attention.

The Department of the Interior has recently published final regulations effective August 25, 2008 governing the conduct of gaming on lands taken into trust after October 17, 1988.  The regulations on their face do not purport to impair the ability of the Nation and SGC to expand its gaming operations.  Future gaming legislation or court decisions construing the new regulations could adversely impact expansion of SGC gaming operations and the future growth of the Nation’s revenue base. In addition, from time to time, various government officials have proposed taxing Indian casino gaming or otherwise limiting or restricting the conduct of gaming operations by Indian tribes. No assurance can be given that such legislation, if and when enacted by Congress, would not have a material adverse effect on the operations of SGC. If Congress were to enact comprehensive amendments to the IGRA, such legislation could have a material adverse effect on the operations of SGC. In addition, under federal law, gaming on the Nation’s lands may be dependent upon the permissibility under New York State law of certain forms of gaming or similar activities. If New York State were to make various forms of gaming illegal or against public policy (or the courts were to similarly rule), or otherwise to take a legal position adverse to SGC, such actions could have a material adverse effect on our ability to conduct our gaming operations as currently conducted. Moreover, the 1996 U.S. Supreme Court decision in Seminole Tribe of Florida v. Florida may permit a state to avoid or refuse to negotiate amendments to existing compacts such as the Compact.

Material Agreements

The following summaries of certain material agreements related to our operations, to which the Nation or SGC (or its subsidiaries) is a party, do not purport to be complete and are qualified in their entirety by reference to the agreements summarized herein. Capitalized terms used but not otherwise defined herein have the meanings ascribed to such terms in the agreement being summarized (unless otherwise indicated).

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

(2)  The Compact provides for the establishment of the SGA, which exercises jurisdiction over and responsibility for the conduct of gaming operations by the Nation. The SGA was established pursuant to the Gaming Ordinance. The New York State Racing and Wagering Board and the New York State Police, collectively, the SGO, act in a concurrent regulatory and oversight role with regard to the Nation’s Class III gaming operations. The SGA is entitled to unfettered access to all areas of the Nation’s gaming facilities including the surveillance room(s), copies of daily inspection reports as well as access to the business and accounting records relating to the Nation’s gaming operations during the course of an investigation. Each Nation Class III gaming operation must provide reasonable office and reserved parking space adjacent to the Class III gaming facilities for the SGO. New York State is empowered to sue to enforce applicable Compact terms and to remedy violations through arbitration or in federal court.

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

(6)  Any enterprise that provides goods, supplies or services to a Nation Class III gaming operation (other than gaming services, gaming supplies or gaming equipment) in a total amount exceeding $75,000 in a single twelve-month period must be identified to the SGO by the Commission. The SGA cooperates with the SGO in any reasonable investigations deemed necessary by the SGO relating to the fitness of any such enterprise to engage in any business with a Nation Class III gaming operation. The SGO may bar such an enterprise from providing such goods, supplies or services upon a determination of a threat to the effective regulation of Class III gaming or danger of unfair or illegal practices, methods and activities in the conduct of Class III gaming.

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

(11)  As required by IGRA and the Gaming Ordinance, SGC has constructed, maintained, and operated its gaming facilities in a manner that adequately protects the environment and the public health and safety.

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

(14)  The terms and conditions of the Compact may be modified or amended by written agreement of both parties. If the State agrees to permit any other Indian nation or tribe to conduct a Class III game or activity which has not been authorized under the Compact, the State shall notify the Nation, which may then conduct such game or activity upon adoption of the State’s specifications regarding such game or activity.

(15)  The Compact is in effect until December 9, 2016, to be renewed for an additional period of seven years unless either party objects in writing, or terminated as a result of any of the following: (1) repeal of IGRA; (2) the Nation adopts a referendum revoking the Nation’s authority to conduct Class III gaming; or (3) either the Nation or the State commits a Material Breach (as defined by the Compact).

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

The Authority is a wholly-owned governmental instrumentality of the Nation formed for the purpose of financing, developing and operating such capital improvements of the Nation as the Nation designates.  On April 27, 2007, the Authority sold an aggregate principal amount of $159,495,000 Special Obligation Bonds to Merrill Lynch Pierce Fenner & Smith Incorporated, as the initial purchaser, for sale to qualified institutional buyers and investors outside the United States in accordance with Regulation S.  The Special Obligation Bonds were issued in two series, one designated Series 2007-A (tax exempt) in the aggregate principal amount of $119,495,000 (consisting of $32,800,000 aggregate principal amount due 2016 bearing interest at a rate of 5.25%, or Series 2007-A Bonds due 2016, and $86,695,000 aggregate principal amount due 2023 bearing interest at a rate of 5.00%, or Series 2007-A Bonds due 2023) and the other designated Series 2007-B (taxable) in the aggregate principal amount of $40,000,000 due 2013 bearing interest at a rate of 6.75% (the Series 2007-B Bonds), together with the Series 2007-A Bonds due 2016 and Series 2007-A Bonds due 2023, or collectively, the 2007 Bonds).  The 2007 Bonds are governed by an Indenture between the Authority and the Trustee dated April 27, 2007.  The 2007 Bonds are not obligations of SGC or the Nation, and the issuance of the 2007 Bonds will not give rise to an obligation of the Nation to levy any tax or make any appropriation for their payment.

The Authority intends to pay the debt service on the 2007 Bonds from certain Distributions (as defined in the Distribution Agreement) that SGC makes to the Nation and, at the direction of the Nation and the Authority, pays directly to the Trustee under the Distribution Agreement.  The Distribution Agreement obligates SGC, subject to any contractual restrictions applicable to it, to make monthly Distributions to the Nation at the times and in the amounts necessary to enable the Authority to pay the debt service on the 2007 Bonds as required under the Authority’s Indenture.  The Distribution Agreement obligates the Nation not to permit SGC to enter into any contractual obligation that would materially adversely affect SGC’s ability to comply with its monthly Distribution obligations under the Distribution Agreement (with it agreed that contractual obligations comparable to those in SGC’s Indenture would not be deemed to violate or breach this covenant). Existing or future contractual obligations of SGC, SGC’s obligations to make the Excluded Payments (as defined in the Distribution Agreement) as well as the results of SGC’s and its consolidated subsidiaries’ gaming operations, may prevent SGC from making these Distributions at the times and in the amounts sufficient to enable the Authority to pay the principal of, premium, if any, and interest on the 2007 Bonds when due whether on their scheduled payment dates, by earlier call for redemption, by acceleration or otherwise.  The Distribution Agreement provides that neither the Trustee nor the Authority’s bondholders will have any recourse under the Distribution Agreement to any revenues, assets or property of SGC or its subsidiaries should SGC fail to comply with its Distribution obligations.  The 2007 Bonds are limited recourse obligations of the Authority payable solely from the Trust Estate (as defined in the Distribution Agreement), consisting almost exclusively of the Pledged Distributions (as defined in the Distribution Agreement).  Recourse to the Nation with respect to its obligations is limited to the Pledged Distributions.

Interest on the 2007 Bonds, commencing on the issue date, was payable on December 1, 2007, and continues to be payable on each June 1 and December 1 thereafter.

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

The loan agreement contains certain financial covenants requiring minimum consolidated EBITDA of $160 million (on a rolling 12 month basis) and compliance with certain leverage  and coverage ratios. The loan agreement also contains additional customary covenants, including covenants restricting the incurrence of additional indebtedness, the creation of additional liens and the disposition of assets.

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

We have substantial indebtedness and other financial obligations and commitments which could adversely affect our financial condition and prevent us from fulfilling our obligations, including our senior notes.

We have substantial indebtedness and significant fixed debt service obligations in addition to our operating expenses. As of September 30, 2008, we had $500.0 million of 7-¼ % senior notes outstanding. The Indenture governing the senior notes permits us and our subsidiaries to incur additional debt in certain, limited circumstances. If we incur additional debt in the future, the related risks could increase.

In connection with an April 2007 issuance of $159.5 million of bonds by a governmental instrumentality of the Nation (the “Authority Bonds”), we, subject to any contractual obligations applicable to us, are obligated, pursuant to a distribution agreement governing our distribution obligations with respect to the Authority Bonds (the “Distribution Agreement”), to make monthly distributions to the Nation at the times and in the amounts necessary to pay the debt service on such Authority Bonds.  The foregoing distribution obligations are in addition to distribution commitments to the Nation relating to Compact exclusivity fees, operating lease payments and certain regulatory and shared services expenses.  From time to time, we also become obligated or committed to make additional distributions or payments to the Nation which could increase the related risks.

On June 19, 2008, we entered into a $50.0 million Senior Secured Revolving Loan Agreement, which matures on June 19, 2009, unless extended for up to an additional six months. SGC’s obligations under the Senior Secured Revolving Loan

Agreement are secured by substantially all gaming and related assets (including substantially all gaming revenues) not constituting real property or improvements.  SGC’s obligations are guaranteed by SNFGC, STGC, SEGC and LGCC.  The guarantors’ obligations are secured by substantially all of each guarantor’s gaming and related assets (including substantially all gaming revenues) not constituting real property or improvements.

Our high level of indebtedness and other financial obligations and commitments could have important consequences to holders of our senior notes and others, and significant adverse effects on our business. For example, it could:

•                  increase our vulnerability to general adverse economic and industry conditions or a downturn in our business;

•                  limit our ability to obtain additional debt financing for working capital, capital expenditures or other purposes;

•                  require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness or to meet our other obligations or commitments thereby reducing the availability of our cash flow to fund working capital, capital expenditures, development projects and other general business purposes;

•                  limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•                  place us at a competitive disadvantage compared to our competitors that have less debt and other financial obligations and commitments and/or more financial resources.

If our indebtedness and other financial obligations and commitments affect our operations in these ways, our business, financial condition and results of operations could suffer, making it more difficult for us to satisfy such financial obligations.

Our failure to generate sufficient cash flow from our operations could adversely affect our ability to make payments on our senior notes and fulfill our other financial obligations and commitments.

Our ability to make payments on the senior notes and fulfill our other financial obligations and commitments will depend on our ability to generate cash flow from our current and future operations. Our ability to generate sufficient cash flow to satisfy our financial obligations and commitments will depend on our future operating performance, which is subject to many economic, competitive, regulatory and business factors that are beyond our control. If we are not able to generate sufficient cash flow to pay our financial obligations and commitments we may need to refinance, or modify such obligations, and commitments, sell assets or reduce or delay capital investments, or seek to raise additional capital. For the following reasons, among others, these measures may not be available to us on reasonable terms or at all, or, if available, they may not be adequate to enable us to satisfy our financial obligations, including the senior notes:

•                  our ability to incur additional debt will be limited by the covenants of the Indenture governing the senior notes, covenants of the Distribution Agreement and covenants under our Senior Secured Revolving Loan Agreement;

•                  the Indenture governing the senior notes and the loan agreement governing our Senior Secured Revolving Loan Agreement include covenants which limit our ability to create additional liens on or sell our assets and the covenants of the Distribution Agreement limit our ability to sell our assets;

•                  unlike non-governmental businesses, we are prohibited by law from generating cash through an offering of equity securities.

If our cash flow is insufficient and we are unable to raise additional capital, we may not be able to satisfy our financial obligations, and commitments including making payments on our senior notes.

Our obligations under the Indenture governing the senior notes are not secured, and the senior note holders’ rights to receive payments on the senior notes are effectively subordinated to SGC’s and the restricted subsidiary guarantors’

secured indebtedness.

Holders of SGC’s and the restricted subsidiary guarantors’ secured indebtedness will have claims that are prior to the claims of holders of senior notes to the extent of the value of the assets securing the other indebtedness. The Indenture governing the senior notes permits certain secured indebtedness, including indebtedness under our Senior Secured Revolving Loan Agreement. The senior notes are effectively subordinated to all of that secured indebtedness. In the event of any distribution or payment in any foreclosure, dissolution, winding-up, liquidation, reorganization, or other bankruptcy proceeding, holders of SGC’s and the restricted subsidiary guarantors’ secured indebtedness will have prior claim to those assets that constitute their collateral. Holders of the senior notes will participate ratably with all holders of SGC’s and the restricted subsidiary guarantors’ unsecured indebtedness that is deemed to be of the same class as the senior notes, and potentially with all of SGC’s and the restricted subsidiary guarantors’ other general creditors, based upon the respective amounts owed to each holder or creditor, in the remaining assets. In any of the foregoing events, we cannot assure senior note holders that there will be sufficient assets to pay amounts due on the senior notes. As a result, holders of senior notes may receive less, ratably, than holders of secured indebtedness.

As of September 30, 2008, the net amount of the consolidated indebtedness of SGC was approximately $496.4 million.  As of September 30, 2008, at SGC’s request, the lender under the Senior Secured Revolving Loan Agreement had issued letters of credit totaling approximately $16.8 million. On October 29, 2008, SGC borrowed $20 million under the Loan Agreement.  SGC’s obligations under the Senior Secured Revolving Loan Agreement are secured by substantially all gaming and related assets (including substantially all gaming revenues) not constituting real property or improvements.  SGC’s obligations are guaranteed by SNFGC, STGC, SEGC and LGCC.  The guarantors’ obligations are secured by substantially all of each guarantor’s gaming and related assets (including substantially all gaming revenues) not constituting real property or improvements.

We are permitted to incur additional indebtedness in the future under the terms of the Indenture governing the senior notes the Distribution Agreement, and the Senior Secured Revolving Loan Agreement.

SGC conducts substantially all of its operations through its restricted subsidiaries and may be limited in its ability to access funds from its restricted subsidiaries to meet its obligations, including the senior notes.

SGC conducts substantially all of its operations through its restricted subsidiaries. Accordingly, SGC relies on dividends from its restricted subsidiaries to provide funds necessary to meet its obligations, including the payment of principal and interest on the senior notes. The ability of any restricted subsidiary to pay dividends or make cash distributions to SGC may be contractually restricted. If SGC is unable to access the cash flows from its restricted subsidiaries, SGC may have difficulty meeting its obligations and commitments, including the senior notes. Although the Indenture governing the senior notes, the Distribution Agreement and the Senior Secured Revolving Loan Agreement restrict our ability to incur additional indebtedness, those restrictions are subject to exceptions.

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

We issued the senior notes pursuant to the Indenture. In addition, in connection with our issuance of the senior notes, the Nation entered into the Nation Agreement with the Trustee pursuant to which the Nation agreed not to take certain actions with respect to us while the senior notes were outstanding. References to the “Nation Agreement” are to the Nation Agreement as amended on May 23, 2005. On May 5, 2004, the Nation entered into an assignment and plan of distribution agreement, or the Assignment Agreement, with SGC pursuant to which the Nation assigned to SGC the Nation’s rights to the net proceeds in the event of a liquidation or dissolution of SNFGC, STGC or SEGC and pursuant to the plan of distribution, the net liquidation or dissolution proceeds of such entities shall be distributed by such entities directly to SGC. See “Item 1. - Business—Material Agreements—Assignment and Plan of Distribution Agreement.” Under federal law, we and the Nation have sovereign immunity and may not be sued without our and its consent, respectively. In the Indenture governing the senior notes, we do, and, in the Nation Agreement and the Assignment Agreement, the Nation does, grant a limited waiver of sovereign immunity and consent to suits to interpret or enforce the Indenture governing the senior notes, and the other agreements entered into in connection with the respective offerings involving the senior notes. This waiver does not extend to all possible claims or remedies that a holder of the senior notes might allege or seek against us or the Nation. Specifically, the waiver limits available remedies to specific performance in most cases and limited money damages equal to the amount of a payment made in prohibition of the Indenture governing the senior notes or to the amount of the net liquidation or dissolution proceeds not assigned to SGC; provided, that, such money damages are only payable from assets held by the Nation, SGC, SNFGC, STGC, SEGC or other restricted subsidiary and used in connection with a “related business” (as defined in the Indenture), other than real property held in trust for the Nation by the United States. In the event that a New York court would find that specific performance is not an available remedy, the trustee and the holders of the senior notes may not have an adequate remedy against the Nation under the Nation Agreement and the Assignment Agreement. Furthermore, in the event that the Nation’s or our limited waiver of sovereign immunity is unenforceable, the trustee and the holders of the senior notes could be precluded from judicially enforcing their rights and remedies under the senior notes, the Indenture governing the senior notes, the Nation Agreement, and the Assignment Agreement.

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

Under certain legal doctrines, a federal court or state court otherwise having jurisdiction may decline to hear a matter involving an Indian tribe and instead defer the matter for disposition in a tribal court or other tribal proceedings. For matters subject to the waiver of sovereign immunity by the Nation and us, the Nation and we have waived our rights to have these matters resolved in any tribal court or other proceeding of the Nation. There is case law, however, suggesting these rights may not be waived. The Nation has a tribal court system, and a federal or state court may defer to such Nation courts if, contrary to the waiver of sovereign immunity by us and the Nation, we or the Nation seek or allege our or their right to seek tribal proceedings for resolution of a dispute related to the senior notes. The Nation court system is different from federal and state civil courts. For example, there is no requirement that a judge be a lawyer and the Nation’s highest court, the Supreme court, is comprised of the sixteen Nation Councilors who are the elected Councilors to the Nation’s Council, the governing body of the Nation, and the Nation’s President. The Nation courts may reach a different conclusion than the federal or state courts would and this may have a material adverse effect on the rights of the senior note holders.

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

The restricted subsidiary guarantors are wholly owned, directly or indirectly, and controlled by SGC, which is wholly owned and controlled by the Nation. Circumstances may occur in which the interests of the Nation, the Council or the members of the Nation could be in conflict with the interests of a holder of the senior notes. In particular, the Nation, the Council or the members of the Nation could make business or other decisions that may affect a senior note holder. For example, the Nation, subject to the restrictions in the Indenture, the Distribution Agreement, and Senior Secured Revolving Loan Agreement, could decide to expand our facilities, incur more debt, increase distributions or other payments to the Nation, dispose of assets or enter into other transactions that, in their judgment, are in their interest, even though these transactions might involve risks to holders of the senior notes, including making it more difficult for us to make payments on the senior notes and for the restricted subsidiary guarantors to guarantee these payments.  Additionally, the Nation’s sovereign interests may result in policies or decisions that may conflict with the interests’ of the senior note holders. For example, the Nation may determine not to approve a limited waiver of sovereign immunity in connection with a potential commercially favorable transaction between us and a third party, based principally on sovereignty considerations rather than customary commercial considerations, resulting in the loss of that commercially favorable business opportunity. The loss of this opportunity could adversely affect us and, as a result, the senior note holders.

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

Based on current interpretation of the Internal Revenue Code of 1986, as amended, or the Code, neither the Nation or SGC is subject to federal income or property taxes. There can be no assurance that Congress will not reverse or modify the exemption for Indian tribes from federal income or property taxation. Efforts have been made in Congress in the past to amend the Code to provide for taxation of the net income of tribal business entities. These have included a House of Representatives bill that would have taxed gaming income earned by Indian tribes as unrelated business income subject to corporate tax rates. Although no such legislation has been enacted, it could be enacted in the future. The imposition of federal income tax on our earnings could reduce the amount available to us to fulfill our obligations. As a result, future proposals or amendments in this area could materially adversely affect our ability to fulfill our financial obligations, including the senior notes.

We are subject to greater risks than a geographically diverse company.

We currently rely exclusively on cash flow from Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel and, to a lesser extent, Seneca Buffalo Creek Casino temporary facility to meet our obligations and commitments, including the senior notes. While we expect to expand the geographic scope of our patron base as a result of our completed expansion projects, our Seneca Niagara Casino and Hotel relies primarily on patrons from within a 100-mile radius for its cash flow, Seneca Allegany Casino and Hotel relies primarily on patrons from within an 80-mile radius for its cash flow and Seneca Buffalo Creek Casino temporary facility relies primarily on patrons from within a 30-mile radius. Further, our future expansion plans (currently suspended) for additional and expanded casino operations as permitted by the Compact are limited to Western New York. As a result, in addition to our susceptibility to adverse global and domestic economic, political and business conditions, any economic downturn in the Western New York region could have a material adverse effect on our operations. A regional economic downturn would likely cause a decline in the disposable income of consumers in the Western New York region, which could result in a decrease in the number of patrons at Seneca Niagara Casino and Hotel, Seneca Allegany Casino and Hotel and Seneca Buffalo Creek Casino, as well as in the frequency of their visits and the average amount that they would each be willing to spend at the casinos. We are subject to greater risks than more geographically diverse gaming or resort operations, including:

•                  a downturn in national, regional or local economic conditions;

•                  an increase in competition in New York or the Northeastern United States and Canada, particularly for day-trip patrons residing in New York State, including the development of new Indian casinos and the establishment of VGM’s and proposed electronic table games at certain racetracks in New York, and slot machines and traditional or electronic table games in Pennsylvania;

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

We compete with casinos, other forms of gaming and entertainment and other resort properties. If we are unable to compete successfully, we may not be able to generate sufficient cash flow to fund our operations or fulfill our financial obligations as they become due, including the senior notes.

Our casino operations compete with casinos, other forms of gaming and entertainment, and other resort properties located within and outside New York State. We face intense competition in our primary and secondary market areas, in addition to competition from casinos and gaming operations in our broader regional market. New market entrants in New York State,

Pennsylvania and elsewhere in the Northeastern United States could also adversely affect our operations and our ability to meet our financial obligations and commitments. For a more extensive discussion regarding our competition, see “Item 1. - Business—Market and Competition.”

If we are unable to retain our key personnel, our ability to execute our business strategy could be impaired.

The continued services of our key operating and executive personnel are important to our future success. The loss of the services of such key operating and executive personnel could have an adverse impact on us. There can be no assurance that the services of such personnel will continue to be made available to us. We do not maintain key person life insurance policies on any of our executives.  As previously disclosed, effective February 7, 2007, John Pasqualoni, SGC’s President and Chief Executive Officer, and Joseph D’Amato, SGC’s Chief Operating Officer, resigned for personal reasons.  Brian Hansberry, SGC’s former General Manager of Seneca Niagara Casino and Hotel was appointed as interim President and Chief Executive Officer and as of September 19, 2007, the appointment was made permanent.  Catherine Walker was appointed Chief Operating Officer on April 25, 2008.  Effective April 11, 2008, Patrick M. Fox, SGC’s Chief Financial Officer, resigned for personal reasons.  David Sheridan was appointed Chief Financial Officer as of July 1, 2008.

We could face difficulties in attracting and retaining qualified employees.

The operation of the expanded facilities of Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel and the planned construction and opening of a permanent Seneca Buffalo Creek Casino and Hotel will require us to hire additional qualified executives and managers and a significant number of additional skilled employees with gaming and hospitality industry experience and qualifications. See “Item 3. Legal Proceedings” for a discussion of litigation affecting, among other matters, our planned permanent Seneca Buffalo Creek Casino and Hotel. There can be no assurance that we will be able to recruit, train and retain a sufficient number of additional qualified employees, particularly due to the very small number of workers skilled in the gaming industry that reside in the immediate vicinity of our casinos.

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

•                  merge, consolidate or sell substantially all of our assets; and

•                  make capital expenditures.

All of these restrictive covenants may limit our ability to expand our operations or to pursue our business strategies. Changes in business conditions or results of operations, adverse regulatory developments or other events beyond our control may affect our ability to comply with these and other provisions of the Indenture governing the senior notes. The breach of any of these covenants could result in a default under this indebtedness, which could cause those obligations to become due and payable. If this indebtedness were to be accelerated, we cannot assure you that we would be able to pay such indebtedness.

The Senior Secured Revolving Loan Agreement contains various covenants and provisions that limit our management’s discretion in the operation of our business.

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

•                  merge, consolidate or sell substantially all of our assets; and

•                  make capital expenditures.

The Senior Secured Revolving Loan Agreement further includes certain financial covenants requiring minimum consolidated EBITDA of $160 million (on a rolling 12 month basis) and compliance with certain leverage and coverage ratios. All of these covenants may limit our ability to expand our operations or to pursue our business strategies. Changes in business conditions or results of operations, adverse regulatory developments or other events beyond our control may affect our ability to comply with these and other provisions of the Senior Secured Revolving Loan Agreement. The breach of any of these covenants could result in a default under this indebtedness, which could cause these obligations to become due and payable. If this indebtedness were to be accelerated, we cannot assure you that we would be able to pay such indebtedness.

Our operations could be adversely affected during our expansion.

Although construction activities related to our expansion projects have been suspended, future construction activities relating to expansion projects will be planned to minimize disruptions, construction noise and debris may disrupt our operations. Unexpected construction delays could exacerbate or magnify these disruptions. We cannot assure you that future construction activities will not have a material adverse effect on our results of operations.

Failure to complete expansion projects and any other future development projects on budget and on time could adversely affect our financial condition.

When and if we resume construction at the Seneca Allegany Casino and Hotel and the permanent Seneca Buffalo Creek facility, such expansion projects are, and any future expansion projects will be, subject to significant development and construction risks, any of which could cause unanticipated cost increases and delays. These include, among others, the following:

•                  shortages of material and skilled labor;

•                  material price escalation;

•                  failure to generate sufficient operating cash flow, or obtain financing, to meet our construction needs;

•                  potential cash shortages;

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

Failure to complete any expansion project on time and within budget may cause us to devote additional resources to the project, which could divert time, money and attention away from our casino operations and could cause our business to suffer.

Should current challenging economic and capital market conditions, operating and other demands on our available cash and increased competition and construction costs continue, we may not be able to complete our currently suspended expansion projects, when and if resumed, in a timely manner or at all.

We may not be able to generate enough cash flow, or obtain financing, to complete our current and any future expansion projects.

In 2008, we commenced construction of our next phase of development at Seneca Allegany Casino and Hotel, providing for an additional 200 room hotel, 30,000 square feet of additional gaming space, related amenities and landscaping and exterior enhancements to the property as a whole.  In 2008, we also commenced construction of a permanent casino and hotel complex on the Buffalo Creek Territory having an estimated cost of $333 million, designed to initially feature approximately 90,000 square feet of gaming space, 2,000 slot machines,46 table games,a 22-story all-suite hotel, 2,200-space parking garage, and related dining and other amenities.

On August 27, 2008 we suspended construction of these projects due to various factors, including challenging economic and capital market conditions, operating and other demands on our available cash (including distributions to the Nation and increases in operating lease payments) and increased competition and construction costs.  We continue to monitor these factors and ongoing developments.

We intend to fund any future expansion projects with cash flow from operations and external financing. There can be no assurance that we will be able to generate the required amount of cash from our operations or obtain financing on acceptable terms, if at all, to complete any or all of these projects. In addition, distributions and payments to the Nation, including distributions pursuant to the Distribution Agreement, will result in our cash flow being diverted from our expansion projects. During Fiscal 2008, we distributed $50.9 million to the Nation pursuant to general distribution declarations and $14.9 million to the Nation pursuant to the Distribution Agreement. If we are not able to generate enough cash to pay for our expansion projects or obtain financing with acceptable terms, if at all, our projects may be further delayed. Further, if we incur additional debt to cover the cost of our expansion projects, risks related to indebtedness could increase. If we cannot generate enough cash or find alternative sources of funding to expand our operations, our business, financial condition and results from operations could be materially adversely affected and we may not be able to make payments on the senior notes or meet our other financial obligations and commitments.

We have limited experience operating casinos and hotels in Western New York.

Our casinos have only been in operation since December 31, 2002 (as to the then-Seneca Niagara Falls Casino), May 1, 2004 (as to the then-Seneca Allegany Casino) and July 3, 2007 (as to the Buffalo Creek Casino temporary facility), respectively, and we have limited experience operating our hotels in Niagara Falls and Salmanca, New York. Our current suspended expansion plans include constructing and opening a permanent casino and hotel in Buffalo, New York. We may experience difficulties in operating multiple casinos and hotels in a limited geographic region. Further, the addition of our two hotels and other new and untested amenities to our existing casinos have many of the same risks inherent in the establishment of a new business enterprise because we have limited operating history in those activities. We may not be able to identify timely or to anticipate all of the material risks associated with operating that business or additional casinos. Our lack of operating history in these new ventures may adversely affect our future operating results, ability to generate adequate cash flow and ability to fulfill our obligations and commitments, including the senior notes.

Our business could be affected by weather-related factors and seasonality.

Our results of operations may be adversely affected by weather-related and seasonal factors. Since opening, Seneca Niagara Casino and Hotel’s, Seneca Allegany Casino and Hotel’s and Seneca Buffalo Creek Casino’s gaming revenue have not been materially affected by severe weather conditions, but severe winter weather conditions may deter or prevent patrons from reaching our gaming facilities or undertaking day trips. In addition, some recreational activities, such as tourism, are curtailed during the winter months. Although our cash flow management system assumes seasonal fluctuations in gaming revenue for our casinos to ensure adequate cash flow during expected periods of lower revenue, there can be no assurance that weather-related and seasonal factors will not have a material adverse effect on our operations. Our limited operating history makes it difficult to predict the future effects of seasonality on our business, if any.

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

In October 2001, the New York Legislature passed Chapter 383 of the Laws of 2001, or Chapter 383, which allowed former Governor Pataki to enter into a gaming compact with the Seneca Nation of Indians and to enter into gaming compacts with other Indian tribes for the establishment of three additional casinos in the Catskills. Chapter 383 also approved the installation of VGMs at certain racetracks.

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

In 1990, Congress enacted the Seneca Nation Land Claims Settlement Act, or SNLCSA, which provides the Nation with fair compensation for use of its land and for the impact on the Nation from prior lease arrangements in the City of Salamanca, New York. The funds appropriated under the SNLCSA are available for the Nation to acquire land, which could be placed into restricted fee status. The Compact authorizes the Nation to use funds appropriated under the SNLCSA to acquire parcels of land in Niagara Falls and Erie County for gaming purposes. The U.S. Secretary of the Interior and the National Indian Gaming Commission, or NIGC, have determined that the Nation possesses jurisdiction over lands acquired by the Nation and placed into restricted fee status pursuant to SNLCSA, and that such lands constitute Indian lands under IGRA. Seneca Niagara Casino and Hotel is located on lands so acquired, and Seneca Buffalo Creek Casino is (as to the temporary facility) and will be (as to the proposed permanent facility) located on lands so acquired.  It is possible that some person or group could successfully challenge the Secretary’s conclusion that the Nation is authorized to use such land for gaming purposes pursuant to IGRA.  If the Secretary’s or the NIGC’s determination that the Nation is authorized to use such land for gaming purposes pursuant to IGRA were successfully challenged, the Nation would be unable to conduct any gaming under IGRA at its current gaming facility in Niagara Falls or existing and proposed gaming facilities in Erie County. However, such an adverse determination would not affect the ability of the Nation to operate its Seneca Allegany Casino and Hotel, which is located on existing Nation reservation territory.

Citizens Against Casino Gambling in Erie County v. Kempthorne (1:06-cv-00001-WMS (WDNY)) (formerly Citizens Against Casino Gambling v. Norton) – CACGEC I

In January 2006, an action was filed in the United States District Court, Western District of New York by various plaintiffs against the United States Department of Interior, the National Indian Gaming Commission and three individuals in their official capacities as Secretary of the Interior, Acting Assistant Secretary of the Interior for Indian Affairs and Chairman of the NIGC.  The action seeks declaratory and injunctive relief under the Administrative Procedure Act, the Declaratory Judgments Act, the National Historic Preservation Act, or NHPA, the National Environmental Policy Act, or NEPA, and the Indian Regulatory Gaming Act and is principally directed at the decisions and actions of the defendants that permit the construction and operation of our Seneca Buffalo Creek Casino.  The plaintiffs claim that the defendants have failed to comply with NEPA, NHPA, and IGRA and have requested that the Court take numerous actions including declaring that the two parcels consisting of approximately nine acres in Buffalo, New York, or the Buffalo Parcels, acquired by the Nation pursuant to SNLCSA are not Indian lands within the meaning of IGRA and declaring that the Nation’s Compact violates IGRA. On November 1, 2006, oral argument was heard on the defendant’s motion to dismiss for lack of jurisdiction, on the Nation’s amicus motion to dismiss based upon failure to join the Nation as a necessary party and sovereign immunity, and on the plaintiff’s motion for summary judgment.

On January 12, 2007, the district court vacated the NIGC’s approval of the Nation’s 2002 gaming ordinance as it pertains to gaming conducted on the Buffalo Parcel and remanded the decision to the NIGC to determine whether the Buffalo Parcels constitute “Indian Lands” under IGRA.  The court also granted the defendant’s motion to dismiss for lack of subject matter jurisdiction, denied the Nation’s motion to dismiss (holding, in part, that the Nation was not a necessary party because the U.S. government’s interests were aligned with those of the Nation and that the U.S. government (through the U.S. Department of Justice) was vigorously defending the case), and denied, as moot, the plaintiff’s motion for summary judgment.  In reaching its decision to dismiss on the basis of a lack of subject matter jurisdiction, the court determined that, notwithstanding the U.S. Department of Interior’s prior determination that the Nation’s Buffalo Creek Territory constitutes “Indian Lands” within the meaning of the IGRA, the NIGC must make its own “Indian Lands” determination, and ordered that the Nation’s 2002 gaming ordinance (which had been approved by the NIGC) be vacated insofar as it permits Class III gaming on the Nation’s Buffalo Creek Territory. The court specifically limited its holding to the Nation’s Buffalo Creek Territory. After the court denied the government’s motion for reconsideration, both the plaintiffs and the defendants appealed.  On January 29, 2007, the U.S. Department of Justice filed a motion for reconsideration, which was denied by the court on April 20, 2007, noting that the government asserted no new arguments.

On June 9, 2007, the Nation enacted and submitted to the NIGC an amended gaming site-specific Class III gaming ordinance.  The amended ordinance was identical to the prior approved ordinance, except the new Ordinance’s definition of “Nation Lands” now contains a site-specific legal description of the Buffalo Parcels.  The definition also states that the land specified is held by the Nation in restricted fee pursuant to the SNLCSA.  On June 19, 2007, the defendants and plaintiffs filed notices of appeal.  On June 25, 2007, the plaintiffs filed a motion for a stay of the proceedings remanded to the NIGC pending the outcome of the appeal.  The NIGC approved the new ordinance on July 2, 2007.  On July 3, 2007, the defendants filed a notice of NIGC approval of the ordinance revising the definition of “Nation Lands”.  On August, 6, 2007, the defendants filed a response to the plaintiffs’ motion to stay, stating that the gaming ordinance at issue in this case is superseded by the Nation’s June 9, 2007, site-specific ordinance, approved by the NIGC on July 2, 2007.  This, the U.S. argues, moots the case as to the NIGC and moots the motion for a stay pending appeal.

The U.S. Department of Justice has discontinued its appeal of the January 12, 2007 order in the initial CACGEC federal suit.  On November 9, 2007, the Second Circuit Court of Appeals stayed the plaintiffs’ appeal pending the resolution of the second federal court action described below (Citizens Against Casino Gambling v. Hogen (1:07-cv-00451-WMS (WDNY)).

Although the court permitted the Nation to file a brief as amicus curiae, the Nation is not a party to this action, and as such, neither it nor SGC has the ability to direct or control any aspect of the litigation.

If the plaintiffs are successful, the Nation could be unable to conduct any gaming upon lands acquired by the Nation pursuant to the SNLCSA.

Citizens Against Casino Gambling in Erie County v. Hogen (1:07-cv-00451-WMS (WDNY)) — CACGEC II

On July 12, 2007, Citizens Against Casino Gambling in Erie County  (CACGEC) filed a second action in the United States District Court, Western District of New York against the United States Department of Interior, the NIGC and two individuals in their official capacities as Secretary of the Interior and Chairman of the National Indian Gaming Commission, respectively.  The action seeks declaratory and injunctive relief under the Administrative Procedure Act, the Declaratory Judgments Act, and IGRA and is principally directed at the decisions and actions of the defendants in approving the Nation’s Class III gaming ordinance, and the Indian land opinion issued by the Chairman relative to that approval.  The plaintiffs claim that the defendants have failed to comply with federal law and have requested that the court take numerous actions including declaring that the lands acquired by the Nation pursuant to SNLCSA are not Indian lands within the meaning of IGRA.

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

In response to ongoing events in the litigation, on July 16, 2008, the Nation submitted a new gaming ordinance to the NIGC, so that the NIGC could consider the applicability of new Department of Interior regulations concluding that lands like Buffalo Creek Territory are exempt from Section 20 of IGRA’s prohibition on gaming.

On July 22, 2008, the United States filed a motion responding to the plaintiffs motion to enforce and requesting that the case be remanded to the NIGC for further consideration. The remand motion is based upon significant changes in the controlling law, as interpreted by the U.S. Department of Interior.  The Nation simultaneously filed an amicus brief supporting the United States’ motion for remand to the NIGC and opposing the plaintiffs’ motion to enforce.  On August 26, 2008, the court issued its decision on the foregoing motions and granted the plaintiffs’ request that the court enforce its July 8, 2008 decision and order to the extent that the NIGC and its Chairman are directed to carry out their enforcement duties under IGRA. The plaintiffs’ motion was denied to the extent that they requested an order that would divest the NIGC of its discretion to determine the type of enforcement action to take.

On September 3, 2008, the Chairman of the NIGC issued a “notice of violation” or “NOV” to the Nation as a result of the August 26, 2008 decision. The NOV asserts that the Nation has violated IGRA by operating the Seneca Buffalo Creek Casino without an approved Class III gaming ordinance for that facility because the gaming ordinance for those lands authorized gaming on lands in Buffalo that the district court deemed ineligible for gaming.  The NOV further states that although the NIGC disagrees with the district court’s interpretation of IGRA regarding the Buffalo Creek parcel’s eligibility for gaming under IGRA, the NIGC, at the current time, was bound by the district court’s ruling as to this particular land parcel absent reconsideration by the district court or reversal on any appeal.  Consequently, the Chairman issued the NOV. The NOV was not accompanied by a closure order or an assessment of a civil fine. The NOV further states that the Chairman of the NIGC may modify the measures required to correct the alleged violation if the NIGC approves the Nation’s July 16, 2008 gaming ordinance amendments.  The Nation immediately appealed the NOV issuance and the administrative appeal is still pending before an independent administrative law judge. The NIGC requested a stay of the NOV appeal.

On October 21, 2008, the plaintiffs filed a motion seeking an order from the court that would require the Chairman of the NIGC to issue orders immediately halting gaming at the Seneca Buffalo Creek facility and holding the NIGC Chairman in contempt for not doing so sooner.

On October 24, 2008, the U.S. Department of Justice filed a notice of appeal relating to the court’s July 8, 2008 ruling on whether gaming is permitted on Nation lands in Buffalo, in addition to the court’s August 26 orders (directing the NIGC to issue the NOV and denying the U.S. government’s motion to remand the case to the NIGC for an administrative decision on the basis of significant changes in controlling regulation).

On November 4, 2008, the Seneca Nation of Indians filed a motion for leave to file an amicus brief in response to the plaintiffs’ motion to enforce and motion to hold NIGC Chairman Hogen in contempt for failing to close the Buffalo Creek casino.  The United States also filed a response on that day.  On November 14, 2008, the plaintiffs’ filed a reply brief requesting additional time to respond to the Nation’s amicus brief if the court granted the Nation’s motion allowing it to submit an amicus brief.  On November 17, 2008, the court granted the Nation’s motion to file the amicus brief and to be heard at argument.  The court further ordered that the Nation formally file its amicus brief by November 20, 2008, which it did, and set a December 2, 2008 deadline for filing responses to the Nation’s brief.

On December 2, 2008, the plaintiffs filed their response to the Nation’s amicus brief.  The plaintiffs’ October 21, 2008 motion remains under advisement.

If the plaintiffs are successful, the Nation could be unable to conduct any Class III gaming upon lands acquired by the Nation pursuant to the SNLCSA, including the Buffalo Creek Territory.

Scott v. Pataki (NYS Supreme Court, Erie County, Index No. 001189/06)

On February 1, 2006, an action was filed in the New York Supreme Court, County of Erie, by various petitioners against George E. Pataki, in his official capacity as Governor of the State of New York; State Gaming Officials of the New York State Wagering Board; City of Buffalo; Common Council of the City of Buffalo; Anthony Masiello in his previous capacity as Mayor of Buffalo; Byron Brown in his capacity as Mayor of Buffalo; City of Buffalo Department of Public Works; Buffalo Sewer Authority; and Niagara Frontier Transportation Authority.  The action initially sought declaratory and injunctive relief under the State Environmental Quality Review Act, or SEQRA; the First Parks, Recreation, Historic Preservation Law, or PRHPL; First City Environmental Review Ordination , or CERO; and Freedom of Information Law, or FOIL, and is principally directed at the decisions and actions of the defendants in connection with our Seneca Buffalo Creek Casino.  The plaintiffs initially claimed that the defendants had failed to comply with SEQRA, PRHPL, CERO and FOIL and requested that the court take numerous actions including directing compliance with SEQRA, PRHPL, CERO and FOIL and restraining further action relating to the development of our Seneca Buffalo Creek Casino.  In May 2006, the petitioners further sought to enjoin demolition activity on the nine acre casino site, but the court declined to grant a preliminary injunction preventing demolition.  In June 2006, the petitioners amended their Petition to drop their claims against Governor Pataki, the State Gaming Officials and the Niagara Frontier Transportation Authority, and added the Buffalo Department of Economic Development, Permits and Inspections as a party. The amended Petition also dropped all claims except for the SEQRA and CERO claims. In October 2006, the plaintiffs moved for an injunction to prevent an agreement between SEGC and the City of Buffalo (relating to the development of the Seneca Buffalo Creek Casino) from being executed and performed, which motion was denied based upon a failure to show a likelihood of success on the merits.  The plaintiffs appealed this ruling to the New York Supreme Court Appellate Division.  On March 16, 2007, the Appellate Division unanimously affirmed the denial of the injunction.

A hearing was held on the merits of the petition in September 2007.  On July 3, 2008, the Court dismissed the Petitioners’ claims holding: (1) that the Common Council of the City of Buffalo properly reviewed the environmental impact of the construction of the Buffalo Creek Casino, and fully complied with SEQR and CERO; (2) that the abandonment and sale of Fulton Street was properly approved by the Common Council of the City of Buffalo; (3) that the Nation is a necessary and indispensible party to the lawsuit; and (4) that Petitioner’s substantive claims are without merit.

Although Petitioners have indicated an intent to appeal the judge’s decision, no notice of appeal has been filed to date.

If the plaintiffs were successful, the Nation could be delayed in the completion of the Seneca Buffalo Creek Casino and Hotel or could be unable to complete the Seneca Buffalo Creek Casino and Hotel.  Certain of these petitioners are also plaintiffs in the federal lawsuits filed by Citizens Against Casino Gambling in Erie County referenced above.

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

On December 1, 2006, the court heard argument on the plaintiff’s motion to join (1) Barry E. Snyder, Sr., as President of the Seneca Nation of Indians; (2) John Pasqualoni, as President and CEO of SGC; (3) the Nation; and/or (4) SGC, as additional defendants.

On October 5, 2007, the plaintiff filed a motion to further amend the complaint to include as defendants (1) Maurice John, as President of the Seneca Nation of Indians; (2) E. Brian Hansberry, as the new President and CEO of SGC (replacing John Pasqualoni); (3) the Nation; and (4) SGC.  On October 25, 2007, the Nation filed a response in opposition to that motion asserting that (1) the motion to amend the complaint was not properly before the court because it is premised upon a finding that the Nation is a necessary and indispensible party, and (2) the motion to amend is futile because the Nation and its officers are protected by sovereign immunity.  As of December 16, 2008, the court had not ruled on this motion.

Dispositive motions to dismiss on behalf of both the plaintiff and the defendants have not yet been heard by the court.  In addition, still pending before the court is the motion on behalf of the Seneca entities and officers in opposition to being joined as defendants to the lawsuit on, among other things, sovereign immunity grounds.  If the plaintiff is successful in this lawsuit, the Nation would be unable to conduct any Class III gaming upon lands acquired pursuant to SNLCSA.

The current review by the NIGC of the Nation’s use of gaming revenues could materially adversely affect our operations.

In December of 2006, the NIGC notified the Nation that it would be commencing a review of the Nation’s use of gaming revenues starting in January 2007.  The NIGC sent its inspection team on-site three times during February and March of 2007 to review Nation financial records for fiscal years 2005 and 2006.  On March 7, 2007, following a request by the Nation that the NIGC clarify the scope of documents its inspection team is reviewing, the NIGC issued a subpoena to obtain certain documents needed to complete their review.  On March 8, 2007, Nation and SGC staff met with the NIGC inspection team to obtain clarification on the scope of the review and the documents being sought.  The Nation has been cooperating with the NIGC inspection team and has made Nation and SGC staff available to answer questions that have arisen during the course of the inspection team’s review.  The NIGC’s review of the Nation’s use of net gaming revenues is ongoing.  The IGRA and NIGC’s implementing regulations do not provide a timeline within which the NIGC must complete its review.

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

In 2002 and pursuant to the Compact, the Nation acquired from the State of New York approximately 24 acres of land and related improvements in the City of Niagara Falls, New York, including the then-Niagara Falls Convention Center.  The State of New York further agreed in the Compact to assist the Nation in whatever manner appropriate, including through the exercise of its power of eminent domain, to acquire the remaining acreage within the approximate 50-acre footprint in the City of Niagara Falls, New York, designated by New York State under the Compact for ownership by the Nation. The Compact specifically excluded approximately 1.5 acres of land within the footprint owned by a Roman Catholic Church.  Additionally, in July 2006, the Nation agreed to waive its right to acquire approximately one half acre of additional land within the footprint owned by End Time Handmaidens, Inc., a religious organization.  In return for the waiver, the Nation obtained a right of first negotiation and refusal with respect to the future sale of such land.  As a result of the carve-out relating to the land owned by the Roman Catholic Church, and the Nation’s agreement with End Time Handmaidens, the total acreage of the Niagara Territory upon completion of the condemnation process is anticipated to be approximately 48 acres.

We have obtained possession of, either through eminent domain proceedings or private purchase, substantially all of the remaining acreage within the footprint, other than certain streets owned by the City of Niagara Falls providing access to the above church parcels, and a bike path owned by the New York State Department of Transportation. We expect to acquire these remaining parcels in 2009.

With the exception of approximately two acres of land and a hotel property within the footprint together acquired for $7.9 million through a private sale in December 2005, substantially all of our post-2002 real property acquisitions in Niagara Falls, NY have been pursuant to New York State Eminent Domain Procedure Law, or EDPL, using the State’s power of eminent domain (through the Empire State Development Corporation, or ESDC).  The amounts paid to condemnees from whom the ESDC has acquired property are deemed to be advance payments, in that property owners are entitled to reserve their rights to challenge the land and improvement values determined by the condemnor’s appraisers.  The ESDC has made advanced payments under the EDPL of approximately $31.5 million for the condemned parcels within the footprint including, in particular, approximately 18 acres of land and related fixtures (a former water park) for an aggregate advanced payment of $18.0 million, and another hotel property for an aggregate advanced payment of $8.2 million.

Pursuant to the EDPL, New York state courts will determine the final purchase price to be paid to condemnees who elect to challenge the initial appraised value of their property.  To date, all record owners from whom property was acquired pursuant to the EDPL have reserved rights to claim additional compensation.  Four record owners have filed notices of claim to challenge the fair market value appraisals utilized by ESDC.   Fallsite LLC and Fallsville Splash, LLC have filed notices of claim in the amounts of $40.0 and $35.0 million for land and trade fixtures, respectively, relating to the former water park (referenced above) within the footprint.  ESDC’s fair market appraisal for the foregoing was approximately $17.0 million.  Intertrust Development has filed a notice of claim for $15.8 million for land and trade fixtures associated with a former Holiday Inn hotel within the footprint. ESDC’s fair market appraisal for the foregoing (excluding fixtures) was $8.2 million.  Additionally, JFD Holdings has filed a notice of claim for an unspecified amount for land and trade fixtures associated with a former Pizza Hut restaurant within the footprint.  ESDC’s fair market appraisal for the foregoing was approximately $0.4 million.   Valuation proceedings with regard to the former water park are ongoing with expected completion in early 2009.  We are finalizing a settlement regarding the former Holiday Inn property which has been approved by the SGC board of directors, but remains subject to approval of the Nation’s Council.

If a court determines that the value for the land and improvements is higher than the appraised value we paid to a condemnee, then we may be liable to the condemnee for the difference and potentially also responsible for certain additional costs and payments to the condemnee, such as attorneys’ fees.  As of September 30, 2008, we have established a reserve in the amount of $6.4 million for such matters, which is included as a component of other current liabilities on SGC’s consolidated balance sheet.

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

The entity that managed construction at our luxury hotel expansion project in Niagara Falls, New York, our resort hotel, casino and event center expansion projects in Allegany, and our temporary facility in Buffalo, New York,is an entity with limited operating experience and limited experience in construction management.

Seneca Construction Management Corporation, or SCMC, is an entity formed and wholly owned by the Nation and organized for the purpose of managing construction projects. We initially entered into construction management agreements with SCMC in connection with each of the Seneca Allegany Casino resort hotel, casino and event center expansion projects and the Seneca Niagara Casino luxury hotel expansion project.  SCMC is expected to continue to manage construction of both our additional $130 million hotel tower in Allegany and the $333 million permanent Seneca Buffalo Creek Casino and Hotel project if, and when, such construction activities resume.  SCMC as a company has very limited experience in overseeing and managing construction projects.  SCMC may not be able to identify or anticipate all material risks related to managing our construction projects, which could adversely affect our ability to develop and construct these projects timely and successfully as well as our business and results of operations.

Any adverse changes in the laws regulating our gaming operations or our failure to maintain licenses required under gaming laws and regulations and other permits and approvals required under applicable laws and regulations could have a material adverse effect on our ability to conduct gaming operations and to fulfill our financial obligations, including the senior notes.

Gaming on the Nation’s land is regulated by Nation laws, the Compact and federal statutes, most notably the IGRA. Several bills have been proposed during the recent sessions of Congress that could affect Indian gaming. Notably, though its proposed legislation has yet to be presented to Congress, the Policies and Procedures Subproject of the Bureau of Indian

Affairs has proposed sweeping changes to the federal laws concerning Indians. Certain of such bills, if enacted, could impair the ability of the Nation and SGC to expand its gaming operations and adversely impact the future growth of the Nation’s revenue base. In addition, from time to time, various government officials have proposed taxing Indian casino gaming or otherwise limiting or restricting the conduct of gaming operations by Indian tribes. No assurance can be given that such legislation, if and when enacted by Congress, would not have a material adverse effect on our operations. In addition, under federal law, gaming on the Nation’s lands may be dependent upon the continued permissibility under New York law of certain forms of gaming or similar activities. If New York State were to make various forms of gaming illegal or against public policy (or the courts were to similarly rule), or otherwise to take a legal position adverse to the Compact or any of its provisions, such actions could affect the ability of the Nation to conduct those forms of gaming under the Compact, which could have a material adverse effect on our ability to conduct our gaming operations as currently conducted. Moreover, the 1996 U.S. Supreme Court decision in Seminole Tribe of Florida v. Florida may permit a state to avoid or refuse to negotiate amendments to existing compacts such as the Compact.

The operation of all gaming on Indian lands is subject to IGRA. For the past several years, legislation has been introduced in Congress designed to amend this Act. Most of the proposals that have been seriously considered would be prospective in effect and have contained clauses that would grandfather existing Indian gaming operations such as Seneca Niagara Casino and Hotel, Seneca Allegany Casino and Hotel, and Seneca Buffalo Creek Casino. However, certain legislative acts have also proposed repealing many of the provisions of IGRA. We cannot predict the success of future legislative acts. Changes in applicable laws and regulations or an increase in the cost of compliance with applicable laws and regulations could limit or materially affect the types of gaming that we may offer and the revenue our operations generate. Furthermore, if Congress enacted legislation that was applied retroactively, our ability to meet our outstanding debt and other financial obligations and commitments could be adversely affected.

Under the Compact and federal, state and Nation law, we are required to maintain certain licenses, permits and approvals in order to conduct gaming operations. Failure to maintain such licenses, permits and approvals could have a material adverse affect on our ability to conduct gaming operations and to fulfill our financial obligations, including the senior notes.

We are governmentally owned and will not necessarily be operated in the same way as if we were a privately owned for-profit business, which may materially adversely affect our ability to meet our financial obligations and commitments.

As a sovereign government, the Nation is governed by elected officials who have responsibility for the welfare of all Nation members. The Nation’s elected officials appoint the SGC board of directors and retain certain approval authority over certain actions by the SGC board of directors. In making decisions relative to appointment of SGC’s board of directors and certain other aspects of SGC’s gaming business, these officials may consider the interests of their electorate, instead of pure economic or other business factors. Therefore, SGC’s gaming business will not be necessarily operated in the same manner as a private for-profit business, and we cannot assure you that this fact will not materially adversely affect our operations or our ability to meet our financial obligations and commitments, including the senior notes.

Changes in the membership of the Council, its policies or the Nation’s constitution could adversely affect our operations.

The Nation is governed by a Council, consisting of sixteen members, of which eight members are elected from each of the two principal Nation territories. Councillors are elected to four-year terms, which are staggered. The Nation holds an election every two years for its three executive branch officers: the President, the Treasurer and the Clerk. These officers alternate between the two principal Nation territories, thus ensuring that the occupants of those offices will change at each election. The most recent election of the executive branch officers and eight Council members took place on November 4, 2008. We cannot assure that the current Council, or any subsequently elected Council, will pursue the same agenda or goals as the prior government, in particular with respect to us, our expansion projects, reinvestment philosophy, or regarding compliance with the Compact or our contractual obligations, such as the covenants contained in the senior notes indenture. In addition, the Council acts by majority vote and with respect to any issue or policy, a change in views by one or more members could result in a change in the policy adopted by the Council. Changes in the Council or its policies could result in significant changes in our structure or operations or in any planned expansion. In particular, the Council appoints the members of SGC’s board of directors and may remove a member of SGC’s board of directors for cause either upon the recommendation of a majority of SGC’s board of directors, or upon its own initiative with a vote of at least ten Councillors. The term cause has not been defined in SGC’s charter or in Nation law; therefore, it is uncertain how this term will be interpreted. As a result, a change in the membership of Council or in the views of existing members of Council, adverse to the existing board or management could result in a change in SGC’s board of directors and potentially in SGC’s management. Any such changes could adversely affect our business plan or otherwise result in a material adverse effect in our business, financial condition, results of operations or ability to meet our financial obligations and commitments, including the senior notes.

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

SNFGC has acquired approximately 45 of the 50 acres of the land in the City of Niagara Falls, New York, designated by New York State under the Compact for ownership by the Nation, thus reducing the remaining acreage to be acquired to approximately 3 acres (Approximately 1.5 acres of land owned by a Roman Catholic Church are carved-out from acquisition under the Compact, and SNFGC has waived its right to acquire approximately one half acre of land designated in the Compact for ownership by the Nation, in return for a right of first refusal to purchase such property if this parcel is offered for sale in the future by its owner).  See “Item 1A. - Risk Factors— SNFGC may be subject to material liabilities arising out of the condemnation process through which it is acquiring lands in the 50-acre footprint in the City of Niagara Falls, New York” for further discussion of the Niagara Falls condemnation proceedings.

The Nation has acquired from SNFGC approximately 24 acres (of the approximate 50 acres described in Appendix I of the Compact) with funds appropriated under the SNLCSA in Niagara Falls. By operation of federal law, these lands and other parcels that may be acquired in the future pursuant to the SNLCSA (whether in Niagara Falls or Erie County) are subject to restrictions against alienation, constitute Indian country subject to the jurisdiction of the Nation, and qualify as gaming eligible Indian lands pursuant to IGRA. See “Item 3. Legal Proceedings” for a discussion of litigation challenging, among other matters, the status of such lands as eligible for gaming under IGRA. Seneca Niagara Casino and Hotel and its 2,300 space parking garage are situated on the Nation’s restricted fee lands.

In March 2006, we acquired 257 acres of land with the intent to design and build a championship level golf course in Lewiston, New York, approximately 8 miles from Seneca Niagara Casino and Hotel.  We have selected the Robert Trent Jones II firm to design the golf course.  The project is being developed by LGCC as an amenity to the Seneca Niagara Casino and Hotel.

For further information relating to the real estate acquisitions of the Nation, SGC and its subsidiaries, see “Item 1. — Business — Seneca Niagara Casino and Hotel — Niagara Falls Real Estate Acquisitions”, above.

Seneca Allegany Casino and Hotel.    Seneca Allegany Casino and Hotel is located on the Nation’s Allegany Territory in the City of Salamanca, New York. STGC leases the land on which Seneca Allegany Casino and Hotel is located from the Nation. Seneca Allegany Casino and Hotel is located immediately off Interstate 86, approximately 70 miles south of Niagara Falls, New York and is within 75 miles of Erie, Pennsylvania, and 165 miles of Cleveland and Akron, Ohio and Pittsburgh,

Pennsylvania. The Nation’s land upon which Seneca Allegany Casino and Hotel is situated is within the Nation’s territorial boundaries, and is therefore eligible for gaming pursuant to IGRA.

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

Item 3.  Legal Proceedings

Citizens Against Casino Gambling in Erie County v. Kempthorne (1:06-cv-00001-WMS (WDNY)) (formerly Citizens Against Casino Gambling v. Norton) — CACGEC I

In January 2006, an action was filed in the United States District Court, Western District of New York by various plaintiffs against the United States Department of Interior, the National Indian Gaming Commission and three individuals in their official capacities as Secretary of the Interior, Acting Assistant Secretary of the Interior for Indian Affairs and Chairman of the NIGC.  The action seeks declaratory and injunctive relief under the Administrative Procedure Act, the Declaratory Judgments Act, the National Historic Preservation Act, or NHPA, the National Environmental Policy Act, or NEPA, and the Indian Regulatory Gaming Act and is principally directed at the decisions and actions of the defendants that permit the construction and operation of our Seneca Buffalo Creek Casino.  The plaintiffs claim that the defendants have failed to comply with NEPA, NHPA, and IGRA and have requested that the court take numerous actions including declaring that the two parcels consisting of approximately nine acres in Buffalo, New York, or the Buffalo Parcels, acquired by the Nation pursuant to SNLCSA are not Indian lands within the meaning of IGRA and declaring that the Nation’s Compact violates IGRA. On November 1, 2006, oral argument was heard on the defendant’s motion to dismiss for lack of jurisdiction, on the Nation’s amicus motion to dismiss based upon failure to join the Nation as a necessary party and sovereign immunity, and on the plaintiff’s motion for summary judgment.

On January 12, 2007, the district court vacated the NIGC’s approval of the Nation’s 2002 gaming ordinance as it pertains to gaming conducted on the Buffalo Parcel and remanded the decision to the NIGC to determine whether the Buffalo Parcels constitute “Indian Lands” under IGRA.  The court also granted the defendant’s motion to dismiss for lack of subject matter jurisdiction, denied the Nation’s motion to dismiss (holding, in part, that the Nation was not a necessary party because the U.S. government’s interests were aligned with those of the Nation and that the U.S. government (through the U.S. Department of Justice) was vigorously defending the case), and denied, as moot, the plaintiff’s motion for summary judgment.  In reaching its decision to dismiss on the basis of a lack of subject matter jurisdiction, the court determined that, notwithstanding the U.S. Department of Interior’s prior determination that the Nation’s Buffalo Creek Territory constitutes “Indian Lands” within the meaning of the IGRA, the NIGC must make its own “Indian Lands” determination, and ordered that the Nation’s 2002 gaming ordinance (which had been approved by the NIGC) be vacated insofar as it permits Class III gaming on the Nation’s Buffalo Creek Territory. The court specifically limited its holding to the Nation’s Buffalo Creek Territory. After the court denied the government’s motion for reconsideration, both the plaintiffs and the defendants appealed.  On January 29, 2007, the U.S. Department of Justice filed a motion for reconsideration, which was denied by the court on April 20, 2007, noting that the government asserted no new arguments.

On June 9, 2007, the Nation enacted and submitted to the NIGC an amended gaming site-specific Class III gaming ordinance.  The amended ordinance was identical to the prior approved ordinance, except the new Ordinance’s definition of “Nation Lands” now contains a site-specific legal description of the Buffalo Parcels.  The definition also states that the land specified is held by the Nation in restricted fee pursuant to the SNLCSA.  On June 19, 2007, the defendants and plaintiffs filed notices of appeal.  On June 25, 2007, the plaintiffs filed a motion for a stay of the proceedings remanded to the NIGC pending the outcome of the appeal.  The NIGC approved the new ordinance on July 2, 2007.  On July 3, 2007, the defendants filed a notice of NIGC approval of the ordinance revising the definition of “Nation Lands”.  On August, 6, 2007, the defendants filed a response to the plaintiffs’ motion to stay, stating that the gaming ordinance at issue in this case is superseded by the Nation’s June 9, 2007, site-specific ordinance, approved by the NIGC on July 2, 2007.  This, the U.S. argues, moots the case as to the NIGC and moots the motion for a stay pending appeal.

The U.S. Department of Justice has discontinued its appeal of the January 12, 2007 order in the initial CACGEC federal suit.  On November 9, 2007, the Second Circuit Court of Appeals stayed the plaintiffs’ appeal pending the resolution of the second federal court action described below (Citizens Against Casino Gambling v. Hogen (1:07-cv-00451-WMS (WDNY)).

Although the court permitted the Nation to file a brief as amicus curiae, the Nation is not a party to this action, and as such, neither it nor SGC has the ability to direct or control any aspect of the litigation.

If the plaintiffs are successful, the Nation could be unable to conduct any gaming upon lands acquired by the Nation pursuant to the SNLCSA.

Citizens Against Casino Gambling in Erie County v. Hogen (1:07-cv-00451-WMS (WDNY)) — CACGEC II

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

In response to ongoing events in the litigation, on July 16, 2008, the Nation submitted a new gaming ordinance to the NIGC, so that the NIGC could consider the applicability of new Department of Interior regulations concluding that lands like Buffalo Creek Territory are exempt from Section 20 of IGRA’s prohibition on gaming.

On July 22, 2008, the United States filed a motion responding to the plaintiffs motion to enforce and requesting that the case be remanded to the NIGC for further consideration. The remand motion is based upon significant changes in the controlling law, as interpreted by the U.S. Department of Interior.  The Seneca Nation of Indians simultaneously filed an amicus brief supporting the United States’ motion for remand to the NIGC and opposing the plaintiffs’ motion to enforce.  On August 26, 2008, the court issued its decision on the foregoing motions and granted the plaintiffs’ request that the court enforce its July 8, 2008 decision and order to the extent that the NIGC and its Chairman are directed to carry out their enforcement duties under IGRA. The plaintiffs’ motion was denied to the extent that they requested an order that would divest the NIGC of its discretion to determine the type of enforcement action to take.

On September 3, 2008, the Chairman of the NIGC issued a “notice of violation” or “NOV” to the Nation as a result of the August 26, 2008 decision. The NOV asserts that the Nation has violated IGRA by operating the Seneca Buffalo Creek Casino without an approved Class III gaming ordinance for that facility because the gaming ordinance for those lands authorized gaming on lands in Buffalo that the district court deemed ineligible for gaming.  The NOV further states that although the NIGC disagrees with the district court’s interpretation of IGRA regarding the Buffalo Creek parcel’s eligibility for gaming under IGRA, the NIGC, at the current time, was bound by the district court’s ruling as to this particular land parcel absent reconsideration by the district court or reversal on any appeal.  Consequently, the Chairman issued the NOV. The NOV was not accompanied by a closure order or an assessment of a civil fine. The NOV further states that the Chairman of the NIGC may modify the measures required to correct the alleged violation if the NIGC approves the Nation’s July 16, 2008 gaming ordinance amendments.  The Nation immediately appealed the NOV issuance and the administrative appeal is still pending before an independent administrative law judge. The NIGC requested a stay of the NOV appeal.

On October 21, 2008, the plaintiffs filed a motion seeking an order from the court that would require the Chairman of the NIGC to issue orders immediately halting gaming at the Seneca Buffalo Creek facility and holding the NIGC Chairman in contempt for not doing so sooner.

On October 24, 2008, the U.S. Department of Justice filed a notice of appeal relating to the court’s July 8, 2008 ruling on whether gaming is permitted on Nation lands in Buffalo, in addition to the court’s August 26 orders (directing the NIGC to issue the NOV and denying the U.S. government’s motion to remand the case to the NIGC for an administrative decision on the basis of significant changes in controlling regulation).

On November 4, 2008, the Seneca Nation of Indians filed a motion for leave to file an amicus brief in response to the plaintiffs’ motion to enforce and motion to hold NIGC Chairman Hogen in contempt for failing to close the Buffalo Creek casino.  The United States also filed a response on that day.  On November 14, 2008, the plaintiffs’ filed a reply brief requesting additional time to respond to the Nation’s amicus brief if the court granted the Nation’s motion allowing it to submit an amicus brief.  On November 17, 2008, the court granted the Nation’s motion to file the amicus brief and to be heard at argument.  The court further ordered that the Nation formally file its amicus brief by November 20, 2008, which it did, and set a December 2, 2008 deadline for filing responses to the Nation’s brief.

On December 2, 2008, the plaintiffs filed their response to the Nation’s amicus brief.  The plaintiffs’ October 21, 2008 motion remains under advisement.

If the plaintiffs are successful, the Nation could be unable to conduct any Class III gaming upon lands acquired by the Nation pursuant to the SNLCSA, including the Buffalo Creek Territory.

Scott v. Pataki (NYS Supreme Court, Erie County, Index No. 001189/06)

On February 1, 2006, an action was filed in the New York Supreme Court, County of Erie, by various petitioners against George E. Pataki, in his official capacity as Governor of the State of New York; State Gaming Officials of the New York State Wagering Board; City of Buffalo; Common Council of the City of Buffalo; Anthony Masiello in his previous capacity as Mayor of Buffalo; Byron Brown in his capacity as Mayor of Buffalo; City of Buffalo Department of Public Works; Buffalo Sewer Authority; and Niagara Frontier Transportation Authority.  The action initially sought declaratory and injunctive relief under the State Environmental Quality Review Act, or SEQRA; the First Parks, Recreation, Historic Preservation Law, or PRHPL; First City Environmental Review Ordination, or CERO; and Freedom of Information Law,or FOIL, and is principally directed at the decisions and actions of the defendants in connection with our Seneca Buffalo Creek Casino.  The plaintiffs initially claimed that the defendants had failed to comply with SEQRA, PRHPL, CERO and FOIL and requested that the court take numerous actions including directing compliance with SEQRA, PRHPL, CERO and FOIL and restraining further action relating to the development of our Seneca Buffalo Creek Casino.  In May 2006, the petitioners further sought to enjoin demolition activity on the nine acre casino site, but the court declined to grant a preliminary injunction preventing demolition.  In June 2006, the petitioners amended their Petition to drop their claims against Governor Pataki, the State Gaming Officials and the Niagara Frontier Transportation Authority, and added the Buffalo Department of Economic Development, Permits and Inspections as a party. The amended Petition also dropped all claims except for the SEQRA and CERO claims. In October 2006, the plaintiffs moved for an injunction to prevent an agreement between SEGC and the City of Buffalo (relating to the development of the Seneca Buffalo Creek Casino) from being executed and performed, which motion was denied based upon a failure to show a likelihood of success on the merits.  The plaintiffs appealed this ruling to the New York Supreme Court Appellate Division.  On March 16, 2007, the Appellate Division unanimously affirmed the denial of the injunction.

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

If the plaintiffs were successful, the Nation could be delayed in the completion of the Seneca Buffalo Creek Casino and Hotel or could be unable to complete the Seneca Buffalo Creek Casino and Hotel.  Certain of these petitioners are also plaintiffs in the federal lawsuits filed by Citizens Against Casino Gambling in Erie County referenced above.

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

On December 1, 2006, the court heard argument on the plaintiff’s motion to join (1) Barry E. Snyder, Sr., as President of the Nation; (2) John Pasqualoni, as President and CEO of SGC; (3) the Nation; and/or (4) SGC, as additional defendants.

On October 5, 2007, the plaintiff filed a motion to further amend the complaint to include as defendants (1) Maurice John, as President of Nation; (2) E. Brian Hansberry, as the new President and CEO of SGC (replacing John Pasqualoni); (3) the  Nation; and (4) SGC.  On October 25, 2007, the Nation filed a response in opposition to that motion asserting that (1) the motion to amend the complaint was not properly before the court because it is premised upon a finding that the Nation is a necessary and indispensible party, and (2) the motion to amend is futile because the Nation and its officers are protected by sovereign immunity.  As of December 16, 2008, the court had not ruled on this motion.

Dispositive motions to dismiss on behalf of both the plaintiff and the defendants have not yet been heard by the court.  In addition, still pending before the court is the motion on behalf of the Seneca entities and officers in opposition to being joined as defendants to the lawsuit on, among other things, sovereign immunity grounds.  If the plaintiff is successful in this lawsuit, the Nation would be unable to conduct any Class III gaming upon lands acquired pursuant to SNLCSA.

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

In 2002 and pursuant to the Compact, the Nation acquired from the State of New York approximately 24 acres of land and related improvements in the City of Niagara Falls, New York, including the then-Niagara Falls Convention Center.  The State of New York further agreed in the Compact to assist the Nation in whatever manner appropriate, including through the exercise of its power of eminent domain, to acquire the remaining acreage within the approximate 50-acre footprint in the City of Niagara Falls, New York, designated by New York State under the Compact for ownership by the Nation. The Compact specifically excluded approximately 1.5 acres of land within the footprint owned by a Roman Catholic Church.  Additionally, in July 2006, the Nation agreed to waive its right to acquire approximately one half acre of additional land within the footprint owned by End Time Handmaidens, Inc., a religious organization.  In return for the waiver, the Nation obtained a right of first negotiation and refusal with respect to the future sale of such land.  As a result of the carve-out relating to the acreage owned by the Roman Catholic Church, and the Nation’s agreement with End Time Handmaidens, the total acreage of the Niagara Territory upon completion of the condemnation process is anticipated to be approximately 48 acres.

We have obtained possession of, either through eminent domain proceedings or private purchase, substantially all of the remaining acreage within the footprint, other than certain streets owned by the City of Niagara Falls providing access to the above church acreage, and a bike path owned by the New York State Department of Transportation. We expect to acquire these remaining parcels in 2009.

With the exception of approximately 2 acres of land and a hotel property within the footprint together acquired for $7.9 million through a private sale in December 2005, substantially all of our post-2002 real property acquisitions in Niagara Falls, NY have been pursuant to New York State Eminent Domain Procedure Law, or EDPL, using the State’s power of eminent domain (through the Empire State Development Corporation,ESDC.  The amounts paid to condemnees from whom the ESDC has acquired property are deemed to be advance payments, in that property owners are entitled to reserve their rights to challenge the land and improvement values determined by the condemnor’s appraisers.  The ESDC has made advanced payments under the EDPL of approximately $31.5 million for the condemned parcels within the footprint including, in particular, approximately 18 acres of land and related fixtures (a former water park) for an aggregate advanced payment of $18.0 million, and another hotel property for an aggregate advanced payment of $8.2 million (excluding fixtures).    See “Item 7.  Management’s Discussion and Analysis of Financial condition and Results of Operations—Principal Debt Arrangements” for information regarding a letter of credit established as initial security for the Nation’s obligations to pay site acquisition costs and in furtherance of the ongoing condemnation proceedings.

Pursuant to the EDPL, New York state courts will determine the final purchase price to be paid to condemnees who elect to challenge the initial appraised value of their property.  To date, all record owners from whom property was acquired pursuant to the EDPL have reserved rights to claim additional compensation.  Four record owners have filed notices of claim to challenge the fair market value appraisals utilized by ESDC.   On July 26, 2006, Fallsite LLC and Fallsville Splash, LLC have filed notices of claim (Index Nos. 126578/06 and 126578/06) in the amounts of $40.0 and $35.0 million for land and trade fixtures, respectively, relating to a small former water park within the footprint.  ESDC’s fair market appraisal value for the foregoing was approximately $17.0 million.  On August 24, 2007, Intertrust Development has filed a notice of claim for $15.8 million (Index No. 127113/06) for land and trade fixtures associated with a former Holiday Inn hotel within the footprint. ESDC’s fair market appraisal value for the foregoing was $8.2 million.  Valuation proceedings with regard to the former water park and Holiday Inn properties are underway with expected completion in early 2009.  Additionally, on March 28, 2007, JFD Holdings had filed a notice of claim (Index No. 127113/06) for an unspecified amount for land and trade fixtures associated with a former Pizza Hut retaurant within the footprint.  ESDC’s fair market appraisal for the foregoing was approximately $0.4 million.   Valuation proceedings with regard to the former water park are underway with expected completion in early 2009.  We are finalizing a settlement with regard to the former Holiday Inn property, which has been approved by the SGC board of directors, but remains subject to Nation Council approval.

If a court determines that the value for the land and improvements is higher than the appraised value we paid to a condemnee, then we may be liable to the condemnee for the difference and potentially also responsible for certain additional costs and payments to the condemnee, such as attorneys’ fees.  As of September 30, 2008, we have established a reserve in the amount of $6.4 million for such matters, which is included as a component of other current liabilities on SGC’s consolidated balance sheet.

Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Not Applicable.

Item 6. Selected Financial Data

The selected consolidated financial data set forth below are derived from the audited financial statements and related notes included in this Annual Report.  For a more detailed discussion on Fiscal 2006 through 2008 refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,”and our audited financial statements and related notes beginning on page F-1.

		Fiscal Years Ended
	September 30,
	2008	2007	2006	2005	2004
	(Dollars in Thousands)
Statement of Operations Data:
Revenues:
Gaming	$632,580	$595,826	$519,620	$440,156	$337,536
Food and beverage	63,272	56,608	50,141	41,689	31,358
Lodging	28,757	24,352	10,654	—	—
Retail, entertainment and other	25,032	20,190	19,940	16,955	11,797

Gross revenues	749,641	696,976	600,355	498,800	380,691
Less: Promotional allowances	(117,553)	(104,012)	(77,861)	(49,647)	(24,295)

Net revenues	632,088	592,964	522,494	449,153	356,396
Expenses:
Gaming	169,472	153,259	129,396	114,746	92,531
Food and beverage	49,907	47,863	43,485	34,877	26,387
Lodging	15,038	11,862	6,131	—	—
Retail, entertainment and other	15,105	12,886	11,668	10,418	7,184
Advertising, general and administrative	187,011	153,838	131,997	117,188	91,552
Pre-opening costs	286	15,426	9,478	1,509	4,228
Depreciation	51,081	49,597	38,992	26,295	17,638

Total operating expenses	487,900	444,731	371,147	305,033	239,520
Operating income	144,188	148,233	151,347	144,120	116,876
Other income and (expense):
Other non-operating income and (expense), net	(5,600)	3,220	(558)	(13,301)	—
Interest income	1,344	3,886	5,814	5,116	1,535
Interest expense	(37,325)	(36,063)	(33,198)	(90,366)	(33,702)

Net non-operating expense	(41,581)	(28,957)	(27,942)	(98,551)	(32,167)

Net income	$102,607	$119,276	$123,405	$45,569	$84,709

Other Financial Data:
EBITDA(1)	$189,669	$201,050	$189,781	$157,114	$134,514
Cash provided by operating activities	158,853	179,748	181,838	47,652	143,803
Cash used in investing activities	(118,205)	(125,046)	(233,582)	(192,147)	(238,703)
Cash (used in) provided by financing activities	(66,005)	(54,235)	(12,528)	75,367	246,867
Capital expenditures and payments for land acquisitions and other assets	147,257	178,967	241,741	172,684	180,740

	As of September 30,
	2008	2007	2006	2005	2004
	(Dollars in Thousands)
Balance Sheet Data:
Cash and cash equivalents	$53,305	$78,662	$78,195	$142,467	$211,595
Total assets	935,718	885,960	840,376	698,848	584,056
Total liabilities	644,872	655,716	650,745	589,423	497,369
Total capital	$290,846	$230,244	$189,631	$109,425	$86,687

(1)             EBITDA represents earnings before interest and depreciation. We are not subject to U.S. federal income taxation under current interpretations of the U.S. federal tax code. EBITDA is presented to provide additional information that our management uses to assess our business and because we believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. However, other companies in our industry may calculate EBITDA differently than we do. EBITDA is not a measurement of financial condition or profitability under generally accepted accounting principles and should not be considered as an alternative to cash flow from operating activities or as a measure of liquidity or an alternative to net income as indicators of our operating performance or any other measures of performance derived in accordance with generally accepted accounting principles.

EBITDA includes pre-opening costs of approximately $0.3 million, $15.4 million, $9.5 million, $1.5 million, and $4.2 million for Fiscal 2008, Fiscal 2007, Fiscal 2006, Fiscal 2005 and Fiscal 2004, respectively.

The following table sets forth a reconciliation of net income to EBITDA, which management believes is the most nearly equivalent measure under U.S. generally accepted accounting principles. The adjustments set forth below are those relevant to the periods presented.

	Fiscal Years Ended September 30,
	2008	2007	2006	2005	2004
	(Dollars in Thousands)
Net income	$102,607	$119,276	$123,405	$45,569	$84,709
Depreciation	51,081	49,597	38,992	26,295	17,638
Net interest expense	35,981	32,177	27,384	85,250	32,167

EBITDA	$189,669	$201,050	$189,781	$157,114	$134,514

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

Overview

The Nation and SGC

SGC is wholly owned by the Nation and chartered to develop, manage and direct all of the Nation’s Class III gaming operations on the Nation’s territories in Western New York. SGC was chartered by the Nation in August 2002.  In August 2002, the Nation entered into the Compact with New York State that provides the Nation with the right to establish and operate three Class III gaming facilities in Western New York.  We currently operate three Class III gaming facilities in Western New York—Seneca  Niagara Casino and Hotel, which is located in the City of Niagara Falls, New York (Niagara Territory) and operated by SNFGC, approximately 20 miles north of Buffalo, New York; Seneca Allegany Casino and Hotel, which is located in the City of Salamanca, New York (Allegany Territory) and operated by STGC, approximately 75 miles northeast of Erie, Pennsylvania; and Seneca Buffalo Creek Casino, which is located in the inner harbor district of Buffalo, New York (Buffalo Creek Territory) and operated by SEGC. Seneca Niagara Casino and Hotel opened on December 31, 2002 (initially, as the Seneca Niagara Casino).  Seneca Allegany Casino and Hotel opened on May 1, 2004 (initially, as the Seneca Allegany Casino).  Seneca Buffalo Creek Casino commenced operations on July 3, 2007 in a temporary facility.  Our three casinos are located on land held in restricted fee by the Nation, which, together with the rights under the Compact, allows us to conduct Class III gaming operations at these locations in New York State and to operate the only casino resort gaming facilities in Western New York State to offer both Class III slot machines and table games.  See “Item 3. Legal Proceedings” for a discussion of litigation challenging, among other matters, the eligibility of certain of these lands for gaming under IGRA.

As of September 30, 2008, Seneca Niagara Casino and Hotel featured over 147,000 square feet of gaming space, 4,112 slot machines, 102 table games and 604 hotel rooms; Seneca Allegany Casino and Hotel featured over 63,500 square feet of gaming space, 2,330 slot machines, 40 table games and 212 hotel rooms; and the Seneca Buffalo Creek Casino temporary facility featured 244 slot machines and no table games.

As of September 30, 2008, we had approximately 1.5 million members in the Seneca Link Player’s Card database.  As of September 30, 2008, approximately 28% of the approximate 1.5 million Seneca Link Player’s Card members lived in the Buffalo-Niagara area, and approximately 22%, 21%, 21% and 8% lived in Ohio, Pennsylvania, other areas of New York and Canada, respectively.

Executive Summary

Our Current Operations.    We currently operate three Class III gaming facilities, Seneca Niagara Casino and Hotel, in the City of Niagara Falls, New York (Niagara Territory), Seneca Allegany Casino and Hotel, in the City of Salamanca, New York (Allegany Territory), and Seneca Buffalo Creek Casino (slots only temporary facility), in the City of Buffalo, New York (Buffalo Creek Territory). Our casino operations include gaming, lodging, dining, entertainment, retail and spa and salon services. For Fiscal 2008 and Fiscal 2007, approximately 92% and 93%, respectively, of our net revenue was derived from our Class III gaming activities.

Recent Developments.  During the first two months of Fiscal 2009, the Corporation experienced a 4.7% decrease in slot handle and a 15.0% decrease in table games drop, which contributed to a decrease in net revenue of 5.2% when compared to the same two month period of the prior year.

As a result of the current recession and its impact on our performance as noted above, we announced on December 2, 2008, a plan to reduce our workforce to assist in maintaining the ongoing financial health of the Corporation.  This decision came after the proactive implementation of cost saving measures over the past twelve months to reduce our expenses and to increase profitability and operating efficiencies.  While we have been successful in obtaining such efficiencies, we believe it to be prudent to continue to be conscious of the economic crisis facing all consumers and the resulting tightening of consumer spending and its impact on the availability of discretionary funds for gaming and entertainment purposes.  In addition to a limited workforce reduction, we also implemented a wage freeze for certain of our employees, salary reductions for senior management and members of our Board of Directors, as well as a suspension of our bonus program historically paid in December of each year, among other initiatives.  While we endeavor to continue to produce operating results generally consistent with those historically achieved we feel it is prudent to continue to take measures to preserve SGC’s financial condition and position us for future growth and success.

Key Performance Indicators.    Our operating results are dependent on the volume of patrons at our casinos, our ability to attract them for repeat visits and our ability to increase patron revenue per trip.

Seneca Niagara Casino and Hotel.    Prior to the opening of our luxury hotel, Seneca Niagara Casino primarily relied on drive-in and bus patrons from the Buffalo, Niagara Falls, and Rochester areas in New York and secondarily from Erie, Pennsylvania, Ohio and other parts of New York.  Since the opening of the new luxury hotel and expanded gaming and related amenities during Fiscal 2006, Seneca Niagara Casino and Hotel has experienced steady growth in its patron base.  The expansion of Seneca Niagara Casino and Hotel, including the addition of our luxury hotel and other amenities, has enabled us to increase higher-end patron volume, gaming activity, and length of stay, and extended our geographic market penetration and appeal to a more diverse demographic base.  During Fiscal 2008, our average hotel occupancy rate was approximately 94%, approximately 72% of which were complimentary rooms provided to our gaming patrons.

As of September 30, 2008, we had paid for substantially all of our completed expansion projects out of cash flow from operations and proceeds of our senior notes. Our completed expansion projects since the opening of the casino on December 31, 2002 include the addition of Turtle Island, a non-smoking casino room; a 2,300-space parking garage; the Western Door, an upscale steakhouse; our “Pennies From Heaven” slot room located on the mezzanine level overlooking our main casino, adding approximately 6,600 square feet of gaming space including 242 additional ticket-in/ticket-out slot machines; and our luxury hotel and related amenities.  We opened substantially all public areas and the first 10 floors of rooms on December 15, 2005, and completely opened the remaining hotel rooms and all amenities on March 31, 2006.  The total cost of the luxury hotel expansion project was approximately $234.0 million.

Seneca Allegany Casino and Hotel.    Since its opening on May 1, 2004, Seneca Allegany Casino and Hotel has attracted patrons from the southern portion of Western New York, Erie and Pittsburgh, Pennsylvania and Ohio. As of September 30, 2008, approximately 67% of its patrons have come from outside New York State.  During Fiscal 2008, our average hotel occupancy rate was 97%, of which approximately 79% were complimentary rooms provided to our gaming patrons.

In July 2005, we opened our 1,840-space parking garage, which cost approximately $32.2 million.  In March 2007, we opened a 212-room resort hotel, including two fine dining restaurants, a 24-hour casual restaurant and certain additional amenities after officially opening a new permanent gaming floor in December 2006.  In March 2008, we completed the conversion of the former 120,000 square foot temporary casino structure  into an events center with a seating capacity for 2,200 people, along with additional administrative office space and amenities.   We believe the new resort hotel, permanent casino and events center provide a first-class gaming experience for our patrons, increase their length of stay and maintain the competitive position of this facility in light of competition in Pennsylvania, consisting principally of Presque Isle Downs, a new gaming facility that opened in late February 2007 in Erie, Pennsylvania approximately  80 miles from the Seneca Allegany Casino and Hotel and 120 miles from the Seneca Niagara Casino and Hotel.  Presque Isle does not provide table games or lodging, but currently provides approximately 2,000 slots and dining and entertainment options that include a steakhouse, a buffet and four lounges.

Construction on our next phase of development at Seneca Allegany Casino and Hotel, which was planned to include an additional 200 room hotel tower, and up to 30,000 square feet of additional gaming space and related amenities, for a total estimated cost of up to $130 million, was suspended on August 27, 2008 due to various factors, including challenging economic and capital market conditions, operating and other demands on our available cash, and increased competition and construction costs.  We intend to resume construction upon the stabilization of economic and capital market conditions and availability of external financing upon acceptable terms.

Seneca Buffalo Creek Casino.    On October 3, 2005, the Nation acquired approximately nine acres of land in the inner-harbor district of Buffalo, New York.  Initially, the nine acre parcel was bisected by a two-block section of a street owned by the City of Buffalo (Fulton Street).  In November 2006, we acquired the two-block section of Fulton Street from the City of Buffalo for a purchase price of $0.6 million to create a contiguous 9-acre parcel for development.  In order to meet the requirements of the Compact, on December 8, 2005 we began construction of a temporary Class III gaming facility on the Seneca Buffalo Creek Territory.  On July 3, 2007 we began operating the temporary Class III gaming facility (approximately 6,000 square feet) featuring 135 slot machines and a snack bar.  During the quarter ended March 31, 2008 the temporary facility was expanded to include an additional 109 slot machines.  The current temporary facility is approximately 8,600 square feet, and features 244 slot machines and a snack bar.

On October 3, 2007, we formally announced our plans for a permanent casino and hotel complex on the Buffalo Creek Territory having an estimated cost of $333 million, featuring approximately 90,000 square feet of gaming space; 2,000 slot machines; 46  table games; a 22-story all-suite hotel; four restaurants; a full-service spa and salon; retail and other amenities; and a 2,200-space parking garage.

On August 27, 2008 we suspended construction due to various factors, including challenging economic and capital market conditions, operating and other demands on our available cash (including distributions to the Nation and operating lease payment increases), and increased competition and construction costs.

Our ability to continue to operate the Seneca Buffalo Creek Casino temporary facility, our ability to complete the permanent facility, as well as the timing of the construction and opening of the permanent Seneca Buffalo Creek Casino, will depend on various factors, including existing legal challenges and the availability of financing on acceptable terms.  See “Item 3. Legal Proceedings” for a discussion of certain existing legal challenges.

Seneca Hickory Stick Golf Course — Lewiston, New York.  In March 2006, we acquired 257 acres of land with the intent to design and build a championship level golf course in Lewiston, New York, approximately eight miles from Seneca Niagara Casino and Hotel.  We selected the Robert Trent Jones II firm to design the golf course.  Construction of the golf course commenced in July 2007, with completion scheduled for Spring 2009.  To allow for proper grow-in of the course, it is anticipated that the official opening of the course will occur in Spring 2010.  The decision as to when to open the golf course for play will depend upon how well the course matures throughout the 2009 growing season.  The total cost to construct the golf course, clubhouse and related amenities is estimated to be approximately $25.5 million.

In light of greater demands on our available cash, increased competition and challenging economic and capital market conditions, the Company, in consultation with the Nation, continues to evaluate the scope, phasing and timing of its clubhouse design for the Seneca Hickory Stick Golf Course.  The Company believes that it is early enough in the design and construction process to accommodate appropriate changes to its plans, if necessary.

Class II Gaming Operations.  In January 2005, we transferred all Class II operations to the Nation.  SNFGC and STGC, respectively, lease space to the Nation for its operation of the Class II poker operations at the Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel.  The leases provide for payment of costs, to include among other things, space rental and food and beverage. The transfer of the Class II operations as of January 1, 2005 is consistent with our understanding of the Council’s intent that we manage and operate the Nation’s Class III operations and that the Council, through Seneca Gaming and Entertainment, directly manages and operates the Nation’s Class II operations as it has historically done.

Current, Continued and Future Reliance on Cash Flow. We intend to fund the maintenance of our existing facilities from our cash flow and cash on hand, to be supplemented with borrowings under the Senior Secured Revolving Loan Agreement, as necessary. We currently rely and expect to continue to rely on our ability to generate cash flow from operations to satisfy our financial obligations and commitments and maintenance capital expenditure requirements.  The resumption of construction on the Seneca Allegany Casino and Hotel expansion and the permanent Buffalo Creek Casino and Hotel project will depend on our ability to secure necessary external financing on acceptable terms.

Seasonality.  We have generally observed seasonal increases in gaming activity during the spring and summer months and decreases in gaming activity during the winter months associated with inclement weather.

Overall Outlook.      SGC believes that it is the premier gaming operator in Western New York State and in the areas of Northern Pennsylvania and Ohio located within its primary and secondary markets. Since the December 31, 2002 opening of the Seneca Niagara Casino, SGC has invested significantly in the development, expansion and maintenance of its gaming facilities, including the completion of the hotel and gaming expansion projects at Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel, the opening of the temporary casino on the Seneca Buffalo Creek Territory.  These investments have enabled SGC to maintain its position as the premier gaming operator in the region described above.  To further that objective, and to provide for expanded opportunities in the convention and tourism markets, a master planning process continues with respect to the Niagara Falls, Allegany and Buffalo gaming and related facilities. A principal goal is for the facilities to complement each other, offering diverse hotel, entertainment and gaming experiences for guests.

Although the current economic recession and increased regional competition present ongoing challenges and will require ongoing operational efforts to mitigate the impact of these adverse developments, we continue to believe that the Western New York hotel, entertainment and gaming markets are underserved, and that the exclusivity provided by the Compact will continue to present us with a unique opportunity to serve these markets.

Explanation of Key Financial Statement Captions

Gross revenues.  Our gross revenues are derived primarily from the following four sources:

•	gaming revenues, which include revenues from slot machines, table games and keno;

•	food and beverage revenues;

•	hotel revenues; and

•	retail, entertainment and other revenues, which include revenues from retail shops and spa and salon services.

Our largest component of revenues is gaming revenues, which is recognized as amounts wagered less prizes paid out, and is comprised primarily of revenues from our slot machines and table games. Revenues from slot machines are the largest component of our gaming revenues. Gross slot revenues, also referred to as gross slot win, represent all amounts played in the slot machines reduced by both (1) winnings paid out and (2) slot tickets issued but not redeemed.

Other commonly used terms in the discussion of revenues from slot machines include progressive slot machines, progressive jackpots, net slot revenues, slot handle, gross slot hold percentage and net slot hold percentage. Progressive slot machines retain a portion of each amount wagered and aggregate these amounts with similar amounts from other slot machines in order to create one-time winnings that are substantially larger than those paid in the ordinary course of play. We refer to such aggregated amounts as progressive jackpots. Wide-area progressive jackpot amounts are paid by a third party vendor and we remit a weekly payment to the vendor based on a percentage of the slot handle for each wide-area progressive slot machine. We accrue in-house progressive jackpot amounts until paid, and such accrued amounts are deducted from gross slot revenues, along with wide-area progressive jackpot amounts, to arrive at net slot revenues, also referred to as net slot win. Net slot revenues are included in gaming revenues in the accompanying consolidated statements of income. Slot handle is the total amount wagered by patrons on slot machines during the period. Gross slot hold percentage is the gross slot win as a percentage of slot handle. Net slot hold percentage is the net slot win as a percentage of slot handle.

Commonly used terms in the discussion of revenues from table games include table games revenues, table games drop and table games hold percentage. Table games revenues represents the closing table games inventory plus table games drop and credit slips for coins or chips returned to the casino cage, less opening table games inventory, discounts provided on patron losses, free bet coupons and chip fills to the tables. Table games drop is the total amount of cash, free bet coupons, cash advance drafts, customer deposit withdrawals, safekeeping withdrawals and credit issued at the table contained in the locked container at each gaming table. Table games hold percentage is the table games revenues as a percentage of table games drop.

Revenues from food and beverage, hotel, retail, spa and salon, entertainment events and other services are recognized at the time the service is performed. Minimum rental revenue that we receive pursuant to our license agreement for the Brookstone store at the Seneca Niagara Casino and Hotel is recognized on a straight-line basis over the term of the lease.

Promotional allowances.  We operate a program for our guests, without membership fees, called the Seneca Link Player’s Card. This program provides complimentary food, beverages, hotel, retail, entertainment and other services to guests based on points that are awarded for guests’ gaming activities. These points may be used to purchase, among other things, items at the retail stores, spa and salon and restaurants located within our properties. Points also may be used to purchase hotel services and tickets to entertainment events. The retail value of points are included in gross revenues when redeemed at our facilities and then deducted as promotional allowances to arrive at net revenues.

Gaming expenses.  The largest component of gaming expenses is the percentage of slot machine net drop (money dropped into the machines after payout but before our expenses) which must be paid to the State of New York, pursuant to the Compact, which is referred to as the exclusivity payment.  The exclusivity payment is 18% for the first four years, 22% for years 5-7 (beginning Januray 1, 2007), and 25% for the remainder of the term (beginning January 1, 2010).

Gaming expenses also include, among other things, expenses associated with operation of slot machines, table games, and keno, certain marketing expenses, and promotional expenses for the Seneca Link Player’s Card points redeemed at our hotel, restaurants and retail outlets, as well as a third party tenant retail shop.

Advertising, general and administrative.  The largest components of advertising, general and administrative expenses are those charges related to: advertising, marketing, regulatory oversight, insurance, utilities, legal services and the operating leases with the Nation, which represent amounts paid to the Nation for the use of the land and certain improvements on which our operations are conducted.

Income from operations.  We calculate income from operations as net revenues less total operating costs and expenses. Income from operations represents only those amounts that relate to our consolidated operations and excludes interest income, interest expense and other non-operating income and expense.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition, results of operations and liquidity and capital resources are based on our consolidated financial statements. To prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, we must make estimates and assumptions that affect the amounts reported in the consolidated financial statements. We regularly evaluate these estimates and assumptions, particularly in areas we consider to be critical accounting estimates, where changes in the estimates and assumptions could have a material impact on our results of operations, financial position and, to a lesser extent, cash flows. There can be no assurance that actual results will not differ from our estimates. To provide an understanding of the methodology we apply, our significant accounting policies and basis of presentation are summarized in Note 2 to our audited consolidated financial statements included in this Annual Report. We believe the following accounting policies involve a higher degree of management judgment:

Liability for Unredeemed Seneca Link Player’s Card Points.    Patrons who are members of our Seneca Link Player’s Card rewards program earn promotional points based on the volume and type of their gaming activity. The Seneca Link Player’s Card accumulates points that are redeemable for food and beverage at our restaurants, lodging, spa and salon services, free slot play and products offered at our retail stores. Points are accrued and reflected as a current liability on our balance sheets based upon expected redemption rates and the estimated cost of the service or merchandise to be provided. Management reviews the adequacy of the accrual for unredeemed points by periodically evaluating the historical redemption and projected trends. Actual results could differ from our estimates.

Self-Insurance Reserves.    We have financial exposure for portions of our employee benefits programs and general liability reserves. We accrue for liabilities based on filed claims and estimates of claims incurred but not reported. We believe the accruals to cover these costs are adequate, but actual results may vary from the amount accrued.

Property and Equipment.    We have a significant amount of capital invested in our property and equipment, which is stated at cost less accumulated depreciation and amortization. We use judgment in determining if, or when, assets have been impaired and the estimated useful lives of assets. The accuracy of these estimates affects whether or not impairment exists, and the depreciation and amortization expense recognized in our results of operations. Leasehold improvements represent a significant portion of our property and equipment balance. These assets are amortized over the related lease term or depreciable life, whichever is shorter. The useful lives assigned to our other property and equipment assets are based on our standard policy, which we believe represents the useful life of each category of asset. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the carrying values of our long-lived assets are reviewed when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Assets are grouped at the property level when estimating future undiscounted cash flows for determining whether an asset has been impaired. Management assesses the possibility of asset impairment by using the estimates of future undiscounted cash flows, which are affected by current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors.

Our analysis of undiscounted cash flows represents our best estimates at the time of the review. However, changes in these assumptions due to actual market conditions that cause less favorable results than our estimates may result in impairment in the future.

Regulatory Costs.    We have financial exposure for regulatory costs related to oversight provided by the New York State Police (State Police) billed but not paid.  There is an ongoing dispute between the Nation and the State Police as to the appropriate amount of costs that are due to the State Police for their regulatory oversight.  As of September 30, 2008, we have accrued approximately $24.2 million to cover such costs.  In our opinion, this accrual is adequate, but actual results may vary from the amount accrued.

Operating Results

Summary of Operating Results

As of September 30, 2008, we own and operate the Seneca Niagara Casino and Hotel in Niagara Falls, New York; the Seneca Allegany Casino and Hotel in Allegany, New York; and the Seneca Buffalo Creek Casino in Buffalo, New York.  In addition, Lewiston Golf Course Corporation was established to operate a golf course which is currently under construction.  All of our revenues are derived from these operations.

The following table summarizes our results from operations by property:

	Fiscal Years Ended
	September 30,
	2008	2007	2006
	(Dollars in Thousands)
Net revenues:
Seneca Niagara Falls Casino and Hotel	$432,710	$418,363	$365,820
Seneca Allegany Casino and Hotel	166,631	168,295	156,666
Seneca Buffalo Creek Casino	32,747	6,306	8
Total	$632,088	$592,964	$522,494
Operating expenses:
Seneca Niagara Falls Casino and Hotel	$298,588	$287,362	$254,318
Seneca Allegany Casino and Hotel	154,144	138,144	111,147
Seneca Buffalo Creek Casino	30,819	17,955	3,945
Seneca Hickory Stick Golf Course	234	—	—
Seneca Gaming Corporation	4,115	1,270	1,737
Total	$487,900	$444,731	$371,147

Operating income	$144,188	$148,233	$151,347

The most important factors and trends contributing to our operating performance during Fiscal 2008, 2007, and 2006 were:

Positive factors and trends

•                                          The opening of our temporary facility on the Buffalo Creek Territory in July 2007, which was in operation for all of Fiscal 2008, compared to approximately three months during Fiscal 2007;

•                                          The opening of our luxury hotel at Seneca Niagara Casino and Hotel (completed in March 2006), and our resort hotel at Seneca Allegany Casino and Hotel (completed in March 2007), enabling us to better attract higher-end gaming patrons, extend the stay of our patrons and expand our geographic marketing reach;

•                                          The opening of the Seneca Events Centers at Seneca Niagara Casino and Hotel in March 2006, and Seneca Allegany Casino and Hotel in March 2008, respectively, resulting in increased entertainment offerings for our patrons;

•                                          Our ability to enroll patrons in our cross-property Seneca Link Player’s Card program, which continues to facilitate the use of effective direct mail and targeted marketing programs to establish patron loyalty to the Seneca brand at a profitable level;

•                                          Our mix of slot machines, which we believe is superior to our competition and includes the latest product offerings by leading slot manufacturers, and promotes the ongoing development of a Seneca brand inter-property progressive link;

•                                          Our historic capital reinvestment in both our Niagara Falls and Allegany properties;

•                                          Smoking bans in New York and Canada which came into effect in July 2003 and May 2006, respectively, which have helped to distinguish our properties from competitors; and

•                                          Operating initiatives which include:  continued focus on hotel yield management; reduced food and beverage costs as a percent of food and beverage revenue; repricing of our food and beverage products; initiative to increase our cash paying patrons; and labor efficiencies achieved through active monitoring of scheduling activities.

Negative factors and trends

•                                          A four percentage point increase in the slot exclusivity fee rate paid to the State of New York from 18% to 22%, effective January 1, 2007, pursuant to the Compact;

•                                          The opening in February 2007 of a competing gaming facility at Presque Isle Downs in Erie, Pennsylvania, approximately 80 miles from the Seneca Allegany Casino and Hotel and 120 miles from the Seneca Niagara Casino and Hotel, offering approximately 2,000 slot machines;

•                                          Tumultuous and volatile economic conditions, reduced access to credit, increasing unemployment, and general consumer uncertainty leading to economic recession, reduced consumer spending and an apparent transition to gaming of logistical convenience;

•                                          Adverse credit market conditions which have reduced the availability, and increased the cost, of capital for expansion projects;

•                                          The effects of higher fuel prices, which have softened demand for gaming and related entertainment offerings and reduced the trip frequency of patrons residing in our outer markets;

•                                          The effects of operating lease payments and distributions to the Nation, which have limited our cash reserves and funds available for construction, capital reinvestment and liquidity reserves; and

•                                          Reduced capital reinvestment in both our Niagara Falls and Allegany properties.

Gross Revenues

Gross revenues consisted of the following:

	Fiscal Years Ended
	September 30,
	2008	2007	2006
	(Dollars in Thousands)
Gaming	$632,580	$595,826	$519,620
Food and beverage	63,272	56,608	50,141
Lodging	28,757	24,352	10,654
Retail, entertainment and other	25,032	20,190	19,940
Total	$749,641	$696,976	$600,355

The table below summarizes the percentage of gross revenues from each revenue source:

	Fiscal Years Ended
	September 30,
	2008	2007	2006
Gaming	84.4%	85.5%	86.6%
Food and beverage	8.5%	8.1%	8.3%
Lodging	3.8%	3.5%	1.8%
Retail, entertainment and other	3.3%	2.9%	3.3%
Total	100.0%	100.0%	100.0%

Gaming Revenue

The following table presents data related to gaming revenues (in thousands, except where noted):

	Fiscal Years Ended
	September 30,
	2008	2007	2006
Slot handle	$6,738,084	$6,285,270	$5,536,338
Gross slot revenue	$579,128	$535,764	$471,778
Net slot revenue	$513,192	$476,618	$422,858
Weighted average number of slot machines (in units)	6,708	6,480	6,051
Gross slot hold percentage	8.59%	8.52%	8.52%
Gross slot win per unit per day (in dollars)	$236	$227	$214

Table games drop	$420,474	$452,805	$413,084
Gross table games revenue	$68,109	$76,830	$66,701
Net table games revenue	$68,033	$76,777	$66,694
Weighted average number of table games (in units)	142	138	120
Table games hold percentage	16.20%	16.97%	16.15%
Table games revenue per unit per day (in dollars)	$1,310	$1,524	$1,527

Gaming revenues during Fiscal 2008 increased when compared to Fiscal 2007 primarily due to the opening of the Seneca Buffalo Creek Casino temporary facility on July 3, 2007, which added 244 slot machines to our gaming portfolio, and facilitated continued growth in our patron base.  During Fiscal 2008, our weighted average number of table games and slot machines were 142 and 6,708, respectively, representing a net increase of 4 table games and 228 slot machines when compared to Fiscal 2007.  Despite increasing the weighted average number of slot machines available year over year since 2006, we have continued to achieve growth in our gross slot win per unit per day through the introduction of new content to our floor on a regular basis.  During Fiscal 2008, the number of patrons enrolled in our Seneca Link Player’s Card program has steadily increased. As of September 30, 2008, we had approximately 1.5 million patrons enrolled, an increase of approximately 100,000 patrons over the number enrolled at September 30, 2007.

Our gaming revenue during Fiscal 2007 increased when compared to Fiscal 2006 primarily due to strong demand at Seneca Niagara Casino and Hotel, and the expansion of our gaming floor at Seneca Allegany Casino in December 2006, which added 37,000 additional square feet of gaming space, including 270 additional slot machines and 16 additional table games.

We implemented electronic slot bonusing, which is included in slot revenues and promotional allowances, in July 2004 at Seneca Niagara Casino and in August 2004 at Seneca Allegany Casino.  This program allows us to reward our slot patrons, based on their propensity to game, by providing slot promotional credits for free play directly at the slot machine through the use of their Seneca Link Player’s Card. The slot promotional credits must be played at a slot machine and cannot be redeemed for cash.  These slot promotional credits amounted to $31.6 million, $26.3 million, and $19.6 million at Seneca Niagara Casino and Hotel during Fiscal 2008, 2007, and 2006, respectively, and $19.3 million, $15.7 million, and $10.0 million at Seneca Allegany Casino and Hotel during Fiscal 2008, 2007, and 2006, respectively.  The increase in slot promotional credit play during Fiscal 2008 and 2007 was primarily due to increased slot play and the increased frequency of certain promotions which enabled patrons to exchange points earned on Seneca Link Player’s Card points for slot promotional credits.

Our net gaming revenue, net of promotional credits of $50.9 million and $42.0 million during Fiscal 2008 and 2007, respectively, increased $27.8 million, or 5%, when comparing the same periods.  During Fiscal 2008, Seneca Niagara Casino and Hotel’s net gaming revenue increased $6.8 million, or 2% when compared to Fiscal 2007; Seneca Allegany Casino’s net gaming revenue decreased $5.0 million, or 3% when comparing these same periods primarily due to the introduction of competition from Presque Isle Downs; and Seneca Buffalo Creek Casino’s net gaming revenue increased $26.0 million, or 418% when comparing these same periods, due to the property being open for all of Fiscal 2008 as compared to approximately three months during Fiscal 2007.

Our net gaming revenue, net of promotional credits of $42.0 million and $29.6 million during Fiscal 2007 and 2006, respectively, increased $63.8 million, or 13%, when comparing these same periods.  During Fiscal 2007, Seneca Niagara Casino and Hotel’s net gaming revenue increased $48.7 million, or 14%, when compared to Fiscal 2006, while Seneca Allegany Casino and Hotel’s net gaming revenue increased $9.0 million, or 6% when comparing these same periods.  Seneca Buffalo Creek Casino, which opened on July 3, 2007, had net gaming revenue of $6.2 million during Fiscal 2007.

Food and Beverage Revenue

The following table presents data related to food and beverage revenue (in thousands, except where noted):

	Fiscal Years Ended
	September 30,
	2008	2007	2006
Covers	4,342	4,226	3,929
Average Check (in dollars)	$14.57	$13.40	$12.76

During Fiscal 2008, food and beverage revenue increased $6.7 million, or 12% when compared to Fiscal 2007, to $63.3 million.  Seneca Niagara Casino and Hotel contributed $4.8 million of the increase; Seneca Allegany Casino and Hotel contributed $1.6 million of the increase; and Seneca Buffalo Creek Casino accounted for $0.3 million of the increase.  During Fiscal 2008 revenues from food and beverage cash sales increased 16% when compared to Fiscal 2007.  During Fiscal 2008 and 2007, 55% and 56%, respectively, of our food and beverage revenue were the result of Seneca Link Player’s Card point redemptions.

During Fiscal 2007, food and beverage revenue increased $6.5 million, or 13% when compared to Fiscal 2006, to $56.6 million.  Seneca Niagara Casino and Hotel contributed $3.8 million of the increase; Seneca Allegany Casino and Hotel contributed $2.6 million of the increase, partially due to the opening of two fine dining restaurants and a twenty-four hour casual restaurant in conjunction with the resort hotel opening on March 30, 2007; and Seneca Buffalo Creek Casino accounted for $0.1 million of the increase.  During Fiscal 2007 and 2006, 56% and 59%, respectively, of our food and beverage revenue were the result of Seneca Link Player’s Card point redemptions.

Lodging Revenue

The following table presents data related to lodging revenue:

	Fiscal Years Ended
	September 30,
	2008	2007	2006
Occupied rooms	281,924	233,286	60,188
Average daily room rate (ADR)	$102	$104	$177
Occupancy rate	95.1%	90.2%	85.8%
Revenue per available room (REVPAR)	$97	$94	$152

During Fiscal 2008 our lodging revenue increased by $4.4 million, or 18% when compared to Fiscal 2007 due to increased occupancy, offset by a slight decrease in average rate per occupied room.   Senece Niagara Casino and Hotel contributed $1.1 million of the increase and Seneca Allegany Casino and Hotel contributed $3.3 million of the increase due to its 212-room resort hotel being open for the entire fiscal year compared to approximately six months during the fiscal year ended September 30, 2007.

During Fiscal 2007 our lodging revenue increased by $13.7 million, or 129% compared to Fiscal 2006.  $9.8 million of the increase was generated by the Seneca Niagara Casino and Hotel as a result of the 604-room luxury hotel being open for the entire fiscal year compared to only a partial year of operation during Fiscal 2006.  Seneca Allegany Casino and Hotel contributed $3.9 million of the increase due to opening the 212-room resort hotel on March 30, 2007.

Retail, Entertainment and Other Revenue

During Fiscal 2008, our retail, entertainment and other revenue increased by $4.8 million, or 24%, compared to the prior fiscal year.  The increase was primarily attributable to higher entertainment revenue due to the opening of the event center at Seneca Allegany Casino and Hotel in March 2008 and higher commissions received on ATM and credit cash advance services.  During Fiscal 2008 and 2007, 76% and 82%, respectively, of our retail revenue represented Seneca Link Player’s Card point redemptions.

During Fiscal 2007, our retail, entertainment and other revenue increased by $0.3 million, or 2%, compared to the prior fiscal year.  The increase was primarily due to a $1.0 million increase in entertainment revenue and a $0.7 million increase in other revenue, offset by a $1.4 million decrease in retail revenue.  The decrease in retail revenue is a result of the relocation of stores at Seneca Niagara Casino and Hotel during Fiscal 2007, redirected patron traffic patterns at Seneca Allegany Casino and Hotel due to construction and also due to patrons redeeming Seneca Link Player’s Card points for slot promotional credits in lieu of retail purchases.

Promotional Allowances

SGC operates a complimentary program in which food and beverage, retail, entertainment, and other services are provided to patrons based on points earned through the Seneca Link Player’s Card.  The retail value of these complimentary items is included in gross revenues and then deducted as promotional allowances to arrive at net revenues.

The retail value of providing such promotional allowances was included in revenues as follows:

	Fiscal Years Ended
	September 30,
	2008	2007	2006
	(Dollars in Thousands)
Gaming	$50,917	$41,989	$29,616
Food and beverage	33,666	31,781	29,271
Lodging	20,677	18,956	6,712
Retail, entertainment and other	12,293	11,286	12,262
Total	$117,553	$104,012	$77,861

The estimated cost of providing such promotional allowances was as follows:

	Fiscal Years Ended
	September 30,
	2008	2007	2006
	(Dollars in Thousands)
Food and beverage	$26,540	$27,071	$25,416
Lodging	9,450	8,672	3,620
Retail, entertainment and other	9,796	9,673	8,929
Total	$45,786	$45,416	$37,965

Promotional allowances as a percent of gaming revenue were 18.6%, 17.5% and 15.0% during Fiscal 2008, 2007 and 2006, respectively.  Promotional allowances increased $13.5 million, or 13% from Fiscal 2007 to Fiscal 2008.  The increase is primarily due to an increase in marketing programs encouraging the use of points earned through the Seneca Link Player’s Card to increase trip frequency and extend trip duration.

Promotional allowances increased $26.2 million, or 34% from Fiscal 2006 to Fiscal 2007.  The increase is primarily due to an increase in the frequency of a promotion offered allowing patrons to exchange points earned through the Seneca Link Player’s Card for free slot play, as well as the increase in points used to purchase lodging and related services due to the opening of our luxury hotel at the Seneca Niagara Falls Casino and Hotel.

Detailed Operating Expense Information

	Fiscal Years Ended
	September 30,
	2008	2007	2006
	(Dollars in Thousands)
Operating expenses:
Gaming	$169,472	$153,259	$129,396
Food and beverage	49,907	47,863	43,485
Lodging	15,038	11,862	6,131
Retail, entertainment and other	15,105	12,886	11,668
Advertising, general and administrative	187,011	153,838	131,997
Pre-opening costs	286	15,426	9,478
Depreciation and amortization	51,081	49,597	38,992

Operating expenses	$487,900	$444,731	$371,147

Gaming Expenses

Gaming expenses principally consist of costs incurred from operating our table games and slot machines, of which, the primary components are payroll and payroll related costs and the slot exclusivity fee paid to New York State pursuant to the Compact.

The following tables summarizes the exclusivity fees paid by property:

	Fiscal Years Ended
	September 30,
	2008	2007	2006
	(Dollars in Thousands)
Seneca Niagara Casino and Hotel	$77,446	$71,440	$53,823
Seneca Allegany Casino and Hotel	31,160	30,503	25,212
Seneca Buffalo Creek Casino	7,094	1,369	—
Total	$115,700	$103,312	$79,035

The increase in the slot exclusivity fee is attributed to an increase in net slot revenue and an increase in the exclusivity fee rate from 18% to 22%, effective January 1, 2007.  When comparing Fiscal 2008 to Fiscal 2007, the increase in slot exclusivity fees resulting from the 4% rate increase being in effect for the entire fiscal year was $21.0 million.  During Fiscal 2007, the effect of the 4% increase in the exclusivity fee rate was an additional $14.8 million in expense when compared to Fiscal 2006.  Pursuant to the Compact, the exclusivity fee will further increase to 25% on January 1, 2010.

Gaming expenses as a percent of gaming revenues were 26.7%, 25.7% and 24.9%, for Fiscal 2008, 2007 and 2006, respectively.

Food and Beverage Expenses

Food and beverage expenses represent those costs incurred for the operation of our restaurants, snack bars and beverage outlets. The primary components of these expenses are the cost of food and beverage and payroll and payroll related expenses for team members providing the services.

During Fiscal 2008, our food and beverage expenses increased $2.0 million, or 4%, when compared to Fiscal 2007.  The increase can be attributed to an increase was food and beverage revenues, offset by a decrease in average food and beverage costs associated with providing such services.  Food and beverage expenses as a percentage of food and beverage revenues were 78.9% and 84.5% for Fiscal 2008 and 2007, respectively.  The decrease was due to a concerted effort to reduce such costs, while maintaining superior product offerings to our patrons.

During Fiscal 2007, our food and beverage expenses increased $4.4 million, or 10% when compared to Fiscal 2006.  Approximately $1.1 million of the increase was due to an increase in food and beverage revenues.  The remainder of the increase in expenses can be primarily attributed to an increase in payroll and payroll related expenses resulting from an increase in staffing for three new restaurants and a lounge at Seneca Allegany Casino and Hotel, which opened in March 2007.

Lodging Expenses

Lodging expenses represent those costs incurred for the operation of our luxury hotel and spa at Seneca Niagara Falls Casino and Hotel, which partially opened in December 2005 and completely opened on March 31, 2006, and our resort hotel and spa at Seneca Allegany Casino and Hotel, which opened on March 30, 2007.

Lodging expenses increased $3.2 million during Fiscal 2008, or 27%, when compared to Fiscal 2007.  The increase is primarily due to a full year of operation of the resort hotel at Seneca Allegany Casino and Hotel during Fiscal 2008 compared to six months of operation during Fiscal 2007.  The most significant lodging related expenses during Fiscal 2008 were $10.6 million incurred for payroll and payroll related expenses, $2.2 million in laundry expense and $0.8 million in expenses related to providing in-room amenities.

Lodging expenses increased $5.8 million during Fiscal 2007, or 95%, when compared to Fiscal 2006.  The increase can be primarily attributed to the operation of the luxury hotel at the Seneca Niagara Falls Casino and Hotel for a full year compared to six months of operation during Fiscal 2006, and the opening of the 212-room resort hotel and amenities at Seneca Allegany Casino and Hotel on March 30, 2007.  The most significant lodging related expenses during Fiscal 2007 were $8.7 million in payroll and payroll related expenses and $1.4 million in laundry expense.  The major components of lodging expenses during Fiscal 2006 were payroll and payroll related costs, laundry expense and operating supplies.

Lodging expenses as a percent of lodging revenues were 52.3%, 48.7% and 57.5%, for Fiscal 2008, 2007 and 2006, respectively.

Retail, Entertainment and Other Expenses

Retail, entertainment and other expenses primarily represent those costs incurred for the operation of our retail shops and entertainment offerings, to include payroll and payroll related expenses, the purchase of products offered for sale in our retail outlets and contract costs for entertainers.  Retail, entertainment and other expenses increased $2.2 million during Fiscal 2008, or 17%, when compared to Fiscal 2007, primarily due to the increase in contract entertainment costs resulting from the opening of the events center at Seneca Allegany Casino and Hotel in March 2008.

During Fiscal 2007, retail, entertainment and other expenses increased $1.2 million, or 11% when compared to Fiscal 2006.  This increase was primarily due to higher expenses for headline entertainment at both Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel resulting from an increase in both number of shows, and quality of enterainment.

Advertising, General and Administrative Expenses

Advertising, general and administrative expenses consist primarily of payroll and payroll related expenses, regulatory fees, advertising and marketing costs, operating lease expense, insurance, legal and utility costs.

Advertising, general and administrative expenses increased $33.1 million during Fiscal 2008, or 22%, when compared to Fiscal 2007.  The increase was primarily due to a $26.4 million increase in Head Lease expense paid to the Nation for rental of land used in the operation of our facilities; a $3.8 million increase in promotional expenses; a $1.9 million increase in utilities resulting from an increase in utilization due to the expanded facilities and increased utility costs, such as natural gas; and a $0.5 million increase in insurance expenses.

Advertisting, general and administrative expenses increased $21.8 million for Fiscal 2007, or 17%, when compared to Fiscal 2006.  Significant factors contributing to this increase were a $6.4 million increase in payroll and payroll related expenses attributable to an increase in employees for the operation of the expanded facilites; a $4.7 million increase in Head Lease expense paid to the Nation for rental of land used in the operation of our facilities; a $3.0 million increase in advertising expenses; and a $2.4 million increase in utilities resulting from an increase in utilization due to the expanded facilities and increased utility costs, such as natural gas. In addition, regulatory fees and other marketing costs increased nominally.

Advertising, general and administrative expenses as a percent of gross revenues were 24.9%, 22.1% and 22.0%, for Fiscal 2008, 2007 and 2006, respectively.

Pre-opening Expenses

During Fiscal 2008, pre-opening expenses incurred were primarily related to the preparation of the Seneca Hickory Stick Golf Course, to be operated by Lewiston Golf Course Corporation.  Pre-opening expenses decreased $15.1 million during Fiscal 2008 due to the opening of the resort hotel at Seneca Allegany Casino and Hotel and the temporary casino at Seneca Buffalo Creek Casino during Fiscal 2007.

Pre-opening expenses incurred during Fiscal 2007 were $15.4 million which represent costs incurred for the preparation of opening the new 212-room resort hotel, related amenities and three restaurants at Seneca Allegany Casino and Hotel, all of which opened on March 30, 2007, and for the temporary facility at Seneca Buffalo Creek Casino, which opened on July 3, 2007 in the inner harbor district of Buffalo, New York.  During this period, pre-opening expenses were incurred in conjunction with:  the opening of the new resort hotel and related amenities at Seneca Allegany Casino and Hotel, in the amount of $3.6 million; the opening of the Seneca Buffalo Creek property, in the amount of $11.6 million, consisting primarily of amounts paid to the Nation for use of the land on which the operations exist; and the opening of a restaurant in July 2007 at Seneca Niagara Falls Casino and Hotel, in the amount of $0.2 million.

Depreciation Expense

During Fiscal 2008, depreciation expense was $51.1 million, an increase of $1.5 million, or 3%, when compared to the prior fiscal year.

During Fiscal 2007, depreciation expense was $49.6 million, an increase of $10.6 million, or 27%, when compared to the prior fiscal year. The increase was due to the opening of the Seneca Allegany Casino and Hotel, its related amenities and three new restaurants on March 30, 2007, and also due to the operation of the Seneca Niagara Casino and Hotel in its entirety during Fiscal 2007, as compared to Fiscal 2006.

Other Non-Operating (Expenses) and Income, net

The following table summarizes information related to other non-operating income and expenses:

	Fiscal Years Ended
	September 30,
	2008	2007	2006
	(Dollars in Thousands)
Non-operating (expenses) income	$(5,600)	$3,220	$558

During Fiscal 2008 and 2007, we recorded an other-than-temporary loss on one specific investment of $4.2 million and $0.5 million, respectively, as other non-operating expense, and the cost basis of this investment has been reduced accordingly.  During Fiscal 2008 we also recorded $1.4 million in lease termination costs as other non-operating expense related to amounts paid to a tenant for early termination of a lease agreement related to space in the SGC administration building.  During Fiscal 2007 and 2006, we had non-operating income of $3.7 million and $0.6 million, respectively, primarily resulting from the settlement of an on-going arbitration proceeding involving a dispute with the former construction manager for our luxury hotel expansion project in Niagara Falls.

Interest Income

Interest income was $1.3 million, $3.8 million and $5.8 million, for Fiscal 2008, 2007 and 2006, respectively.  The decrease in interest income can be attributed to the decrease in the average cash balance deposited with financial institutions in interest bearing accounts when comparing these periods.

Interest Expense

The following table summarizes information related to interest on our long term debt:

	Fiscal Years Ended
	September 30,
	2008	2007	2006
	(Dollars in Thousands)
Interest expense	$37,325	$36,063	$33,198

During Fiscal 2008, interest expense represents interest on our $500 million aggregate principal amount of 7¼% senior notes and $3.2 million in amortization of related financing costs and discount, partially offset by $2.2 million capitalized interest on our construction activities for the conversion of the temporary casino structure at Seneca Allegany Casino and Hotel, the permanent casino at Seneca Buffalo Creek Casino and our Seneca Hickory Stick Golf Course.

Interest expense during Fiscal 2007 represents interest on our $500 million aggregate principal amount of 7¼% senior notes and $3.2 million in amortization of related financing costs and discount, partially offset by $3.4 million capitalized interest during the construction phase of our luxury hotel at Seneca Niagara Falls Casino and Hotel and related to construction activities at the Seneca Allegany Casino and Hotel.  The increase in interest expense of $2.9 million was due to decreased capitalized interest when compared to Fiscal 2006, due to the substantial completion of construction projects.

Net Income

Net income for Fiscal 2008 was $102.6 million, compared to $119.3 million for Fiscal 2007, a decrease of $16.7 million, or 14%, for the reasons stated above.

Net income for Fiscal 2007 was $119.3 million, compared to $123.4 million for Fiscal 2006, a decrease of $4.1 million, or 3%, for the reasons stated above.

Liquidity and Capital Resources

Cash Flows

	Year Ended September 30,
	2008	2007	2006
	(Dollars in Thousands)
Net cash provided by operations	158,853	179,748	181,838

Investing Cash Flows
Capital Expenditures	(141,383)	(163,648)	(203,729)
Payments for land acquisitions and other assets	(5,874)	(15,319)	(38,012)
Decrease (increase) in restricted cash	14,579	11,221	(25,800)
Deposits	(127)	—	168
Sale of investments, net	14,600	42,700	33,791

Net cash used in investing activities	(118,205)	(125,046)	(233,582)

Financing cash flows
Payment of deferred financing costs	—	—	(682)
Capital contribution from the Nation	—	3,198	—
Distributions paid to the Nation	(66,005)	(57,433)	(11,846)

Net cash used in financing activities	(66,005)	(54,235)	(12,528)

Net (decrease) increase in cash and cash equivalents	(25,357)	467	(64,272)

Cash Flows—Operating Activities.

The $20.9 million decrease in cash flow from operations during Fiscal 2008 as compared to Fiscal 2007 was primarily due to:  a $16.7 million decrease in net income, as previously described; an increase in net cash paid for current liabilities of $13.9 million; offset by an increase in depreciation expense of $1.5 million; an increase in an other than temporary loss in investments of $3.7 million; an increase in write off of costs related to certain development projects in the amount of $1.2 million; and a decrease in net cash paid for, or an increase in cash received from, current and and long-term assets of $3.9 million.

The $2.1 million decrease in cash flow from operations during Fiscal 2007 when compared to Fiscal 2006 was primarily due to:  a $4.1 million decrease in net income; an increase in cash paid for long-term assets and current liabilities of $9.6 million; offset by an increase in depreciation expense of $10.6 million related to placing the Seneca Niagara Casino and Hotel and the Seneca Allegany Casino and Hotel into service; and an increase in loss on disposable assets of $1.0 million due to the renovation of our former nightclub.

Cash Flows—Investing Activities.

During Fiscal 2008, cash flows used in investing activities were approximately $118.2 million, compared to $125.0 million during Fiscal 2007.  The decrease of $6.8 million was due to: a decrease in cash paid for property and equipment of $22.3 million; a decrease in cash paid for land acquisition of $9.4 million; and a $3.4 million increase in withdrawls from restricted cash; offset by a decrease in net sales of investments of $28.1 million.

During Fiscal 2008, capital expenditures were $141.4 million and consisted of:  $8.4 million of expenditures associated with constructing and equipping the Seneca Allegany Casino & Hotel permanent gaming floor and amenities; $26.5 million for the conversion of the temporary gaming facility at Seneca Allegany Casino and Hotel into an events center with related amenities; $9.7 million relating to construction of the resort hotel tower at the Seneca Allegany Casino & Hotel; $64.8 million relating to construction of the permanent Seneca Buffalo Creek Casino and Hotel on the Nation’s Buffalo Creek Territory; and $8.4 million relating to construction of the Seneca Hickory Stick Golf Course.  The remaining $23.6 million in capital expenditures was principally for the acquisition of equipment for existing casino operations and other maintenance capital expenditures.

During Fiscal 2007, cash flows used in investing activities were approximately $125.0 million, compared to $233.6 million during Fiscal 2006.  The decrease of $108.6 million was due to: a decrease in cash paid for property and equipment of $40.0 million; a decrease in cash paid for land acquisition of $22.7 million; and a $37.0 million increase in withdrawls from restrictd cash; and an increase in net sales of investments of $8.9 million.

During Fiscal 2007, capital expenditures were $163.6 million, consisting primarily of:  $101.2 million related to the Seneca Allegany Casino & Hotel resort hotel construction; $13.7 million for the completion of the luxury hotel at the Seneca Niagara Casino & Hotel; $6.8 million related to the construction of the Seneca Buffalo Creek temporary casino; and $3.8 million related to construction of the Seneca Hickory Stick Golf Course.  The remaining $38.1 million in capital expenditures was for various improvements and maintenance capital expenditures.  We also incurred $15.3 million in land acquisition costs in Fiscal 2007.

Cash Flows—Financing Activities.

During Fiscal 2008, net cash used in financing activities was $66.0 million, compared to $54.2 million during Fiscal 2007, an increase of $11.8 million.

During Fiscal 2008, distributions to the Nation amounted to $66.0 million.  Cash distributions and dividends were $50.9 million, payments pursuant to SGC’s obligations under the Distribution Agreement were $14.9 million, and other distributions of assets were $0.2 million.

During Fiscal 2007, net cash used in financing activities was $54.2 million, compared to $12.5 million during Fiscal 2006, an increase of $41.7 million.  During Fiscal 2007, distributions to the Nation amounted to $57.4 million.  Cash distributions and dividends were $49.0 million, payments pursuant to SGC’s obligations under the Distribution Agreement were $4.3 million, payments relating to the Salamanca waste water treatment facility for the Nation were $3.0 million, and other distributions of assets were $1.1 million.  Capital contributions from the Nation amounted to $3.2 million for the value of the land used in the operation of the Seneca Buffalo Creek temporary casino.

Financing Considerations

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

In May 2004, SGC sold $300.0 million of 2004 senior notes, with net proceeds to SGC of $288.7 million after financing costs. These net proceeds were used principally to fund in whole or in part: (1) SNFGC’s construction and equipping of the luxury hotel, which was completed and opened on March 31, 2006; (2) the acquisition of the remaining approximate 24 acres of the approximate 48 acres in the City of Niagara Falls, New York; (3) the payment of the Empire State Development Corporation bonds to New York State, which were paid off on August 16, 2004 for $22.0 million; (4) the repayment of vendor equipment financing in May 2004; and (5) a $25.0 million distribution to the Nation, which was made in Fiscal 2004.

In May 2005, SGC sold $200.0 million of 2005 senior notes as an add-on to the 2004 senior notes receiving gross proceeds of $193.0 million (as the issue price was 96.5% since the 2005 notes were issued with original issue discount).  Of the $193.0 million gross proceeds, approximately $126.7 million was used to pay in full the Term Loan and approximately $4.7 million was used to pay fees and expenses associated with the offering of the 2005 senior notes.  The remaining $61.6 million in gross proceeds was used principally to fund certain costs associated with the expansion of our operations, and for general corporate purposes.

Principal Debt Arrangements.

As of September 30, 2008, our debt instruments and facilities consisted of the senior notes on which we pay a fixed interest rate of 7¼%, and a $50.0 million Senior Secured Revolving Loan Agreement, which matures on June 19, 2009 (with an option to extend for six months). Following is a summary of certain material terms of the senior notes, the Term Loan, and the Senior Secured Revolving Loan Agreement.

The Senior Notes.    On May 5, 2004 and May 23, 2005, SGC issued $300.0 million and $200.0 million, respectively, in senior notes with fixed interest payable at a rate of 7¼% per annum due 2012, which we refer to collectively as the senior notes, under the Indenture. The notes are currently guaranteed by STGC, SEGC, SNFGC and LGCC. SNFGC became a guarantor of the senior notes upon payment in full of the Term Loan on May 23, 2005. LGCC became a guarantor of the senior notes upon its formation in accordance with the terms of the Indenture.  Interest on the senior notes is payable semi-annually on November 1 and May 1. The senior notes mature on May 1, 2012. The senior notes are unsecured general obligations. As of September 30, 2008, accrued interest on the senior notes was $15.1 million.

The Indenture contains certain covenants, including limitations on restricted payments and the incurrence of indebtedness and reporting obligations. As of the date of this Annual Report, SGC is in compliance with all of its covenant requirements in the Indenture.

Senior Secured Revolving Loan Agreement. Effective June 19, 2008, SGC entered into a $50.0 million Senior Secured Revolving Loan Agreement, which matures on June 19, 2009. The maturity date may be extended by SGC at its election (at any time after the six months anniversary of the closing date and prior to June 19, 2009) for an additional period of six months provided that no default or event of default exists at the time of election.  Amounts borrowed under the Senior Secured Revolving Loan Agreement bear interest at either one, three or six-month LIBOR plus one and one quarter percent (1.25%), or the prime rate (as reported in The Wall Street Journal) plus one quarter percent (.25%).  Any outstanding principal balance shall be paid on the maturity date.

SGC’s obligations under the Senior Secured Revolving Loan Agreement are secured by substantially all gaming and related assets (including substantially all gaming revenues) not constituting real property or improvements.  SGC’s obligations are guaranteed by SNFGC, STGC, SEGC and LGCC.  The guarantors’ obligations are secured by substantially all of each guarantor’s gaming and related assets (including substantially all gaming revenues) not constituting real property or improvements.

The Senior Secured Revolving Loan Agreement contains certain financial covenants requiring minimum consolidated EBITDA of $160 million (on a rolling 12 month basis) and compliance with certain leverage and coverage ratios. The Senior Secured Revolving Loan Agreement also contains additional customary covenants, including covenants restricting the incurrence of additional indebtedness, the creation of additional liens, and the disposition of assets. As of September 30, 2008, SGC was in compliance with all covenants in the Senior Secured Revolving Loan Agreement.

As of September 30, 2008, at SGC’s request, the lender under the Senior Secured Revolving Loan Agreement had issued letters of credit totaling $16.8 million, $11.2 million of which may be drawn upon to fund the purchase of certain parcels within the 50 acre “footprint” described in the Compact with New York State and designated for ownership by the Nation, with the remaining $5.6 million issued in connection with workers compensation policies and certain other contracts, as required.  See “Item 3. Legal Proceedings” for a discussion of such acquisitions and related valuation proceedings.  As of September 30, 2008, $33.2 million was available under the Senior Secured Revolving Loan Agreement.

On October 29, 2008, SGC borrowed $20.0 million under the Senior Secured Revolving Loan Agreement, leaving $13.2 million available.  We expect to draw down on this remaining amount by the end of the second quarter of Fiscal 2009.

Effective June 19, 2008, SGC’s secured reimbursement facilities were terminated and all outstanding letters of credit under such facilities were assumed as outstanding letters of credit under the Senior Secured Revolving Loan Agreement

Distribution Agreement Obligations

On April 27, 2007, SGC entered into a Distribution Agreement among the Nation, the Seneca Nation of Indians Capital Improvements Authority, or the Authority, SGC and Wells Fargo Bank, as Trustee, in connection with the Authority’s issuance in two series (one tax exempt and the other taxable) of an aggregate principal amount of $159,495,000 special obligation bonds, or the 2007 Bonds.  The Distribution Agreement obligates SGC, subject to any contractual restrictions applicable to SGC (including, but not limited to, those contained in the Indenture governing SGC’s 2004 and 2005 senior notes), to make monthly distributions to the Nation at the times and in the amounts necessary to enable the Authority to pay the debt service on the 2007 Bonds as required under the Authority’s indenture.  At the direction of the Nation and the Authority, SGC will pay such distributions directly to the Trustee.  The Authority’s debt service commenced on June 1, 2007.  For the period from June 1, 2007 through November 1, 2007, the Authority’s debt service averaged approximately $0.9 million per month. For the period from December 1, 2007 through June 1, 2008, the Authority’s debt service averaged approximately $1.7 million per month.  In June 2008, it was determined that the amortization (debt service) schedule upon which the foregoing $1.7 milliom monthly payment was made, was incorrect.  A corrected amortization schedule was provided and, after giving effect to a resulting credit for amounts overpaid, for the period from January 1, 2008 through December 1, 2023, the Authority’s debt service averages approximately $1.2 million per month. The foregoing debt service averages are based on scheduled payments of interest and principal under the Authority’s indenture and bonds and do not address the effects of any earlier call for redemption, by acceleration or otherwise.  The Distribution Agreement provides that neither the Trustee nor the Authority’s bondholders will have any recourse under the Distribution Agreement to any revenues, assets or property of SGC or its subsidiaries should SGC fail to comply with its distribution obligations.  For the year ended September 30, 2008, SGC distributed to the Nation $14.9 million for the Authority’s debt service on the special obligation bonds.

Other Commitments

We have acquired approximately 45 acres in the City of Niagara Falls, New York, designated by New York State under the Compact for ownership by the Nation, and intend to acquire approximately three additional acres. Under the Compact, the Nation is required to fund the acquisition of this property, including all related costs and expenses. As initial security for the Nation’s obligations to pay site acquisition costs and in furtherance of the ongoing condemnation proceeding, the Nation was required to, and did, deliver, to the Empire State Development Corporation, (ESDC) a letter of credit in the amount of $33.5 million representing 150% of the then estimate of the total remaining site acquisition costs not yet paid by the Nation.  On July 13, 2006, we acquired, through the condemnation process, approximately 18 acres of land and trade fixtures appurtenant thereto from Fallsite, LLC, or Fallsite and Fallsville, LLC, or Fallsville, for an aggregate initial advance payment of $18.0 million, which land is a portion of the land in the City of Niagara Falls, New York designated under the Compact for ownership by the Nation. Of this amount, $7.7 million was drawn on the letter of credit as part of the consideration for the purchase, leaving $25.8 million available under the letter of credit.  In March 2007, an additional $11.5 million was drawn under the letter of credit to fund the acquisition of 18 additional parcels of land and certain improvements.    In December 2007, an additional $3.0 million was drawn under the letter of credit to fund the acquisition of seven additional parcels of land owned by the City of Niagara Falls.  In connection with the closing of the Senior Secured Revolving Loan Agreement, at SGC’s request, the lender issued letters of credit totaling $16.8 million, $11.2 million of which may now be drawn upon to fund the purchase of the remaining parcels within the 50 acre “footprint” described in the Compact. If the estimate of such site acquisition costs increases or if certain other events occur, the Nation may have to provide an additional letter of credit or replace the existing one with one for a larger monetary amount or, if acceptable to the ESDC, provide a supplemental cash escrow amount.  Unreimbursed amounts on the letter of credit may result in automatic draw-downs under the Senior Secured Revolving Loan Agreement.

The amounts paid to condemnees from whom we have acquired property are deemed to be advance payments. Pursuant to the New York State Eminent Domain Procedure Law, or EDPL, the New York state courts will determine the final purchase price to be paid to condemnees who elect to challenge the initial appraised value of their property.  To date, all record owners from whom property was condemned pursuant to the EDPL have reserved rights to claim additional compensation.  Four record owners have filed notices of claim to challenge the fair market value appraisals utilized by ESDC.  Fallsite LLC and Fallsville Splash, LLC have filed notices of claim in the amounts of $40.0 and $35.0 million for land and trade fixtures, respectively, relating to a small former water park within the footprint.  ESDC’s fair market appraisal value for the foregoing was approximately $17.0 million.  Intertrust Development has filed a notice of claim for $15.8 million for land and trade fixtures associated with a former Holiday Inn hotel within the footprint.  ESDC’s fair market appraisal value for the foregoing was $8.2 million (excluding fixtures).  Additionally, JFD Holdings has filed a notice of claim for an unspecified amount for land and trade fixtures associated with a former Pizza Hut restaurant within the footprint.  ESDC’s fair market appraisal for the foregoing was approximately $0.4 million.  Valuation proceedings with regard to the former water park are underway with expected completion in early 2009.  We are finalizing a settlement with regard to the former Holiday Inn property, which has been approved by the SGC board of directors, but remains subject to Nation Council approval.  See “Item 3. Legal Proceedings” for a discussion of our Niagara Falls land acquisitions and related valuation proceedings.

If a court determines that the value for the land and improvements, including trade fixtures, is higher than what ESDC has determined to be their values, then we may be liable for the difference and potentially also responsible for certain additional costs and payments to the applicable condemnee(s), such as their attorney fees.  As of September 30, 2008, we have established a reserve in the amount of $6.4 million for such matters, which is included as a component of other current liabilities on SGC’s consolidated balance sheet.

The additional land acquired by SNFGC in Niagara Falls, New York within the 50-acre “footprint” has not yet been transferred to the Nation. We can provide no assurance that, upon transfer of such land to the Nation, restricted fee status for such land will be sought by the Nation or, if sought, approved.

Expansion and Development Plans.  During the next 18 months, due to liquidity concerns, ongoing demands on our cash, and the state of the capital markets, it is unlikely that we will make substantial capital investments in our gaming facilities.

In March 2008, we completed the conversion of the former temporary casino facility at Seneca Allegany Casino and Hotel, at a cost of approximately $29.3 million and approximately $4 million under budget, into an approximate 2,200 seat event center with additional amenities and administrative space.  The exterior landscaping and façade enhancements, originally planned as part of the conversion of the temporary casino, have been deferred to the next phase of construction.

The next phase of construction, originally planned for an additional 200 room hotel and 30,000 square feet of additional gaming and related amenities, was suspended on August 27, 2008 due to various factors, including challenging economic and capital market conditions, operating and other demands on our available cash and increased competition and construction costs.  As of September 30, 2008, the Company has spent $11.0 million related to this phase of construction.

In March 2008, the Company completed a 109 slot machine expansion (for a total of 244 slot machines) of the temporary Seneca Buffalo Creek Casino.  Construction of the permanent Seneca Buffalo Creek Casino and Hotel commenced in January 2008, with completion estimated for Summer 2010.  The permanent complex was originally planned to feature 90,000 square feet of gaming space with 2,000 slot machines, 45 table games and a 22-story all suite hotel with approximately 206 rooms.  On August 27, 2008 we suspended construction due to various factors, including challenging economic and capital market conditions, operating and other demands on our available cash and increased competition and construction costs.  We intend to resume construction upon the stabilization of economic and capital market conditions and at such a time when external financing upon acceptable terms becomes available.  As of September 30, 2008, the Company has paid $70.0 million on the construction of the permanent casino and hotel.     See “Executive Summary – Seneca Buffalo Creek Casino,” “Part II. Item 1. – Legal Proceedings,” for information regarding the status of, and litigation related to, our Seneca Buffalo Creek Casino.

In July 2007, the Company commenced construction of the Seneca Hickory Stick Golf Course, an 18-hole Robert Trent Jones II designed golf course, located in Lewiston, New York, approximately eight miles from the Seneca Niagara Casino and Hotel. To allow for proper grow-in of the course, it is anticipated that the official opening of the course will occur in Spring 2010.  As of September 30, 2008, the Company has paid $12.5 million on the construction, with a total cost to construct the golf course, clubhouse and related amenities estimated to be approximately $25.5 million.  In light of greater demands on our available cash, increased competition and challenging economic and capital market conditions, the Company, in consultation with the Nation, continues to evaluate the scope, phasing and timing of its expansion plans, and is reassessing the clubhouse design for the Seneca Hickory Stick Golf Course.  The Company believes that it is early enough in the design and construction process to accommodate appropriate changes to its plans, if necessary.

Taking into account the suspension of existing expansion projects previously noted, we expect cash generated from our operations, available cash and cash equivalents and short-term investments as of September 30, 2008, and cash available under our Senior Secured Revolving Loan Agreement, to be sufficient to service our debt, to satisfy our other financial obligations and commitments, and to meet our working capital requirements for the remainder of the current fiscal year.  As stated above, we will rely significantly on external financing to complete our expansion projects if and when resumed, which may not be available to us, or, if available, may not be on favorable terms, or terms as favorable as those under our existing indebtedness.

Our ability to fund our operations, make planned capital expenditures, service our debt and satisfy our other financial obligations and commitments depends on our future operating performance and cash flow, which are in turn subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control. Additionally, unlike traditional corporations, we are prohibited by law from obtaining capital through an offering of equity securities and our ability to incur additional indebtedness is limited under the terms of the Indenture governing the senior notes, the Distribution Agreement and the Senior Secured Revolving Loan Agreement.

We are leveraged and have significant interest payment requirements under the senior notes Indenture and the Senior Secured Revolving Loan Agreement, in addition to distribution obligations under the Distribution Agreement and other commitments from time to time to the Nation.  We make distributions to the Nation pursuant to declarations by our board of directors.  During Fiscal 2008, we distributed $50.9 million to the Nation pursuant to such declarations.  We distributed an additional $14.9 million to the Nation in Fiscal 2008 pursuant to the Distribution Agreement.  As such, limitations on our capital resources could force us to delay or abandon capital projects as well as the construction and development of proposed expansion projects.

Contractual Obligations

The following table reflects our significant contractual obligations as of September 30, 2008:

	Payment due by period
Contractual Obligations	Total	1 Year	2 - 3 Years	4 - 5 Years	After 5 Years
(Dollars in Thousands)
Principal amount of the 2004 senior notes	$300,000	—	—	$300,000	—
Principal amount of the 2005 senior notes	200,000	—	—	$200,000	—
Interest payments on 2004 senior notes(1)	76,125	21,750	43,500	10,875	—
Interest payments on 2005 senior notes(1)	50,750	14,500	29,000	7,250	—
Seneca Niagara Casino operating lease with the Nation(2)	366,000	24,400	48,800	48,800	244,000
Seneca Allegany Casino operating lease with the Nation(3)	304,500	20,300	40,600	40,600	203,000
Seneca Buffalo Creek Casino operating lease with the Nation (4)	259,500	17,300	34,600	34,600	173,000
Distribution obligations under Distribution Agreement (5)	223,238	14,404	29,657	29,660	149,517

Total	$1,780,113	$112,654	$226,157	$671,785	$769,517

(1)                   Interest on the 2004 and 2005 senior notes is 7.25%.

(2)                   Amounts represent annual lease payments based upon approximately $2.0 million per month.  See “Item 13 – Certain Relationships and Related Transactions,” “Land Leases from the Nation,” for information regarding annual lease payments.

(3)                   Amounts represent annual lease payments based upon approximately $1.7 million per month.  See “Item 13 – Certain Relationships and Related Transactions,” “Land Leases from the Nation,” for information regarding annual lease payments.

(4)                   Amounts represent annual lease payments based upon approximately $1.4 million per month.  See “Item 13 – Certain Relationships and Related Transactions,” “Land Leases from the Nation,” for information regarding annual lease payments.

(5)                   Amounts represent annual distributions to the Nation under the Distribution Agreement based upon the Seneca Nation of Indians Capital Improvements Authority’s debt service obligations under its 2007 Bonds.  The distribution obligations are subject to any contractual restrictions applicable to us.  Distributions are made monthly in accordance with the terms of the Distribution Agreement, began in June 2007, and will continue through December 2023.

Regulation

Our operations are regulated by Nation laws, the Compact and federal statutes, most notably IGRA.  Several bills have been proposed during past sessions of Congress that could affect Indian gaming.  Most notably Senator McCain’s S. 2078, the Indian Gaming Regulatory Act Amendments of 2006 and Congressman Pombo’s (R-CA) H. 4893, Restricting Indian Gaming to Homelands of Tribes Act of 2006, proposed additional regulations for tribes and more restrictions on “off-reservation” gaming.   With new leadership in the committees of jurisdiction over Indian Affairs in the 110th Congress, Indian gaming has received very limited attention.

The Department of the Interior has recently published final regulations effective August 25, 2008 governing the conduct of gaming on lands taken into trust after October 17, 1988.  The regulations on their face do not purport to impair the ability of the Nation and SGC to expand its gaming operations.  Future gaming legislation or court decisions construing the new regulations could adversely impact expansion of SGC gaming operations and the future growth of the Nation’s revenue base. In addition, from time to time, various government officials have proposed taxing Indian casino gaming or otherwise limiting or restricting the conduct of gaming operations by Indian tribes. No assurance can be given that such legislation, if and when enacted by Congress, would not have a material adverse effect on the operations of SGC. If Congress were to enact comprehensive amendments to the IGRA, such legislation could have a material adverse effect on the operations of SGC. In addition, under federal law, gaming on the Nation’s lands may be dependent upon the permissibility under New York law of certain forms of gaming or similar activities. If New York State were to make various forms of gaming illegal or against public policy (or the courts were to similarly rule), or otherwise to take a legal position adverse to SGC, such actions could have a material adverse effect on our ability to conduct our gaming operations as currently conducted. Moreover, the 1996 U.S. Supreme Court decision in Seminole Tribe of Florida v. Florida may permit a state to avoid or refuse to negotiate amendments to existing compacts such as the Compact.

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

The Company does not believe that the adoption of SFAS 157 or SFAS 159 will have a material effect on its results from operations or consolidated financial position.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices.

On June 19, 2008, we entered into the Senior Secured Revolving Loan Agreement that exposes SGC to interest rate risk in that amounts borrowed under the loan agreement will bear interest at either one, three or six-month LIBOR plus one and one quarter percent (1.25%), or the prime rate (as reported in the The Wall Street Journal) plus one quarter percent (.25%).   See

“Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Principal Debt Arrangements” for further information relating to the Senior Secured Revolving Loan Agreement.

Since our senior notes are fixed-rate indebtedness, and our obligations under the Distribution Agreement are based upon fixed-rate indebtedness of the Authority, we believe that our overall exposure to market risk in the form of interest rate fluctuations is low.

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

Item 9.  Changes and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15 and Rule 15d-15 under the Securities Exchange Act of 1934, as of September 30, 2008.  This evaluation has allowed us to make conclusions, as set forth below, regarding the effectiveness of our disclosure controls and procedures.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including cost limitations, the possibility of human error, judgments and assumptions regarding the likelihood of future events, and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving the desired control objective.  We believe our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. We also believe our disclosure controls and procedures are designed to ensure that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of the effectiveness of our disclosure controls and procedures, as of September 30, 2008, completed by our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer (as our principal executive officer and principal financial officer, respectively), our President and Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9A(T). Controls and Procedures

Management’s Report On Internal Control Over Financial Reporting

Seneca Gaming Corporation management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

Because of the inherent limitations of internal control over financial reporting, including the possibility of human error and the circumvention or overriding of controls, material misstatements may not be prevented or detected on a timely basis. Accordingly, even internal controls determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Furthermore, projections of any evaluation of the effectiveness to future periods are subject to the risk that such controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2008 based on criteria established in the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that our internal control over financial reporting was effective as of September 30, 2008.

This annual report does not include an attestation report of Ernst & Young LLP, our registered public accounting firm, regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth information concerning our executive officers and directors as of December 29, 2008:

Name	Age	Position
E. Brian Hansberry	54	President and Chief Executive Officer
Catherine Walker (1)	53	Chief Operating Officer
David Sheridan (2)	35	Chief Financial Officer
Rajat R. Shah (3)	38	Senior Vice President of Corporate Development and General Counsel
Robert Victoria	42	Senior Vice President of Marketing
Robert Chamberlain (4)	52	Senior Vice President of Design and Construction
Kathy George	39	General Manager of Seneca Niagara Casino and Hotel
Gus Tsivikis	54	General Manager of Seneca Allegany Casino and Hotel
Barry E. Snyder, Sr.	68	Chairman of the Board of Directors
Jeffrey Gill	50	Vice Chairman of the Board of Directors
Maurice A. John, Sr.	60	Treasurer and Director
Maribel Printup	79	Secretary and Director
N. Cochise Redeye	52	Director
Kevin Seneca (5)	54	Director
Gloria Heron (5)	59	Director

(1)                   Ms. Walker was appointed as Chief Operating Officer effective April 25, 2008.

(2)                   Mr. Sheridan was appointed Chief Financial Officer effective July 1, 2008, replacing Patrick M. Fox.

(3)                   Mr. Shah was appointed General Counsel effective November 13, 2008, replacing Barry W. Brandon.

(4)                   Mr. Chamberlain was appointed Senior Vice President of Design and Construction effective June 26, 2008.

(5)                   Appointed to serve as a director by the Nation’s Council effective December 13, 2008.

The Council alone has the power to appoint and remove directors to and from the board of directors of SGC and each of its subsidiaries. Since November 2004, the Council has taken a more active role in managing our affairs. On December 20, 2004, the Council amended each of the charters of SGC and its subsidiaries requiring more oversight by the Council. These amendments include, but are not limited to, Council approval of:

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

Catherine Walker was appointed our Chief Operating Officer on April 25, 2008.  Ms. Walker has been a casino executive since 1995, and joined SGC from the Trump Marina Hotel Casino in Atlantic City, New Jersey, where she had served as General Manager since December 2003.  Prior to that time, she served as General Manager of the Trump Taj Mahal Casino in Atlantic City from April 2003 to December 2003, and as General Manager of the Trump Indiana Hotel Casino in Gary, Indiana from August 2000 to April 2003.  Ms. Walker’s professional experience also includes serving in managerial positions with Harrah’s Casino in East Chicago, Indiana and Players Island Hotel Casino in Lake Charles, Louisiana, in addition to serving for 13 years as an Assistant General Counsel with the New Jersey Casino Control Commission.

David Sheridan was appointed our Chief Financial Officer on July 1, 2008.  Prior to his appointment, Mr. Sheridan served as Chief Financial Officer for the Oneida Indian Nation of New York and its enterprises (including Turning Stone Resort and Casino) from January 2007 through February 2008, and as Acting Chief Financial Officer (an appointment involving duties and responsibilities comparable to those of Chief Financial Officer) for such Nation and enterprises from August 2006 until January 2007.  From March 2003 until August 2006 he served as Director of Accounting and Finance for Turning Stone Resort and Casino.  Prior to that time, Mr. Sheridan served as an Assurance and Business Advisory Services Manager for PricewaterhouseCoopers LLP from July 1996 through March 2003.  Mr. Sheridan is a certified public accountant.

Rajat R. Shah has served as our Senior Vice President of Corporate Development since May 2, 2005, and as General Counsel since November 13, 2008. He also served as Deputy General Counsel from May 2005 through February 2007.  Prior to joining SGC, Mr. Shah was a counsel at the law firm of Akin Gump Strauss Hauer & Feld LLP where he practiced corporate and securities law, with a concentration in the areas of finance, securities, mergers and acquisitions and joint ventures. From September 1996 until July 1998, Mr. Shah worked as an associate at the law firm of Pillsbury Winthrop Shaw Pittman LLP.

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

Robert Chamberlain has served as our Senior Vice President of Design and Construction since June 30, 2008. Since 1993, Mr. Chamberlain has been principal of Chamberlain Engineering, Inc. where he provided design, construction and owner representative services to numerous corporate clients throughout the United States. Prior to 1993, Mr. Chamberlain held staff and management positions for nationally recognized design firms. Mr. Chamberlain’s involvement with the SGC began in January 2006 when he was retained to oversee the planning, design and construction of all the SGC’s capital projects. Preceding that, Mr. Chamberlain provided owner representative services to Foxwoods Resort Casino for eight years.  Mr. Chamberlain is a registered professional engineer.

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

Barry E. Snyder, Sr. has served as Chairman of the board of directors of SGC since December 2004. Mr. Snyder’s current SGC Board term expired in October 2008 and he continues to serve on the Board pending Nation Council action on reappointment or replacement.  Mr. Snyder was recently elected in November 2008 to serve as the President of the Seneca Nation for a two year term.  He had previously served three terms as the President of the Nation, most recently from November 2004 to November 2006. Mr. Snyder is the former owner of the Seneca Hawk Tobacco Shop.  Mr. Snyder also serves on the board of directors of SNFGC, STGC, SEGC, LGCC, and SMGC each subsidiaries of SGC.

Jeffrey L. Gill has served as Vice Chairman of the board of directors of SGC since September 2008.  He has been a member of the board of directors of SGC since January 2008.  Mr. Gill’s current SGC Board term expires in October 2010.  From June 2005 through June 2007, Mr. Gill served as Chairman of the Seneca Gaming Authority, after retiring in 2004 as an Erie County, NewYork Sheriff’s Department officer (with supervisory and special services responsibilities).  Mr. Gill is also the proprietor of a family-owned business.  Mr. Gill also serves on the board of directors of SNFGC, STGC, SEGC, and SMGC, each subsidiaries of SGC.

Maurice A. John, Sr. has served as Treasurer of the board of directors of SGC since December 2004. Mr. John’s current SGC Board term expired in October 2008 and he continues to serve on the Board pending Nation Council action on reappointment or replacement.  Mr. John was elected as the President/CEO of the Nation in November 2006 and served in that capacity until November 2008.  From November 2004 to November 2006, Mr. John served as Treasurer/CFO of the Nation and previously served two terms in the Nation’s Council. Mr. John has been a member of the National Council of the National Museum of the American Indian since 2006, and will serve as a trustee in 2009.  Mr. John has also served the Nation as a judge in the Nation’s appellate court. Mr. John was the former President of the Coalition of Indian Controlled

School Boards, a national Indian Education Organization. Mr. John has an existing tax lien imposed by the U.S. Government which is a result of his beliefs in the treaties between the United States of America and the Seneca Nation of Indians.  Mr. John also serves on the board of directors of SNFGC, STGC, SEGC, LGCC, SMGC, each subsidiaries of SGC, and Seneca Construction Management Corporation, an affiliate of SGC wholly owned by the Nation.

Maribel Printup has served as secretary of the board of directors of SGC since January 2008. She has been a member of the board of directors of SGC since February 2005.  Ms. Printup’s current SGC Board term expired in October 2008 and she continues to serve on the Board pending Nation Council action on reappointment or replacement.  Ms. Printup currently serves as a chairperson emeritus of the board of trustees of the Seneca Iroquois National Museum. Ms. Printup also served as Councilor of the Nation’s Council from 1998 to 2000 and was with the Bureau of Indian Affairs for 25 years. During the last 10 years in which Ms. Printup was with the Bureau of Indian Affairs, she served as National Program Coordinator for the Johnson O’Malley Program.  Ms. Printup also serves on the board of directors of SNFGC, STGC, SEGC, LGCC (serving as its Secretary) and SMGC, each subsidiaries of SGC.

Norman Cochise Redeye has served as a member of the board of directors of SGC since February 2005. Mr. Redeye’s current SGC Board term expired in October 2008 and he continues to serve on the Board pending Nation Council action an reappointment or replacement.  Mr. Redeye is a retired detective from the Erie County Sheriff’s Office, a position he held since 1981. In addition, Mr. Redeye has served as a Lay Advocate in the Seneca Nation of Indians Peacemakers’ Court for the past 20 years.  Prior to joining the Erie County, New York, Sheriff’s Department, Mr. Redeye served as a member of the U.S. Air Force from 1974 until 1980.   Mr. Redeye also serves on the board of directors of SNFGC, STGC, SEGC, LGCC (serving as its Treasurer), and SMGC, each subsidiaries of SGC.

Kevin Seneca has served as a member of the board of directors of SGC since December 2008.  Mr. Seneca’s current SGC board term expires in October 2010.  From November 2006 to November 2008, Mr. Seneca served as Treasurer of the Seneca Nation, and prior to that time, Mr. Seneca was a small business operator and tobacco wholesaler.  Mr. Seneca also serves on the board of directors of SNFGC, STGC, SEGC, LGCC and SMGC, each subsidiaries of SGC.

Gloria Heron has served as a member of the board of directors of SGC since December 2008. Ms. Heron’s current SGC board term expires in October 2009.  For the past eight years, Ms. Heron has been engaged as a small business owner and, prior to that time, was a manager with Seneca Gaming and Entertainment.  Ms. Heron also serves on the board of directors of SNFGC, STGC, SEGC, and SMGC, each subsidiaries of SGC.

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

The audit committee is comprised of members from the board of directors. The members of our audit committee are Maurice A. John, Sr., chairman of the committee, N. Cochise Redeye, and Jeffrey L. Gill.

Audit Committee Financial Expert

The board of directors has determined that it does not have an audit committee financial expert.  While we are not required to have an audit committee financial expert, committee members intend to pursue ongoing professional development and training to enhance their financial expertise, and the board of directors has looked, and expects to continue to look either for an individual meeting the requisite criteria of an audit committee financial expert to serve on our board and audit committee, or to obtain the benefit of such expertise through the use of one or more outside experts or consultants.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics applicable to all of our employees, including our principal executive officer, principal financial officer and principal accounting officer and all other senior executives, and to our directors when acting in their capacity as directors. Our Code of Business Conduct and Ethics is designed to set the standards of business conduct and ethics and to help directors and employees resolve ethical issues. The purpose of our Code of Business Conduct and Ethics is to ensure to the greatest possible extent that our business is conducted in a consistently legal and ethical manner. Employees may submit concerns or complaints regarding audit, accounting, internal controls or other ethical issues on a confidential basis by means of a toll-free telephone call or an anonymous email. We investigate all concerns and complaints.  Our Code of Business Conduct and Ethics is available to investors on our website at www.senecagamingcorporation.com or free of charge upon written request. Any such request should be sent by mail to Seneca Gaming Corporation, 310 Fourth Street, Niagara Falls, New York (Seneca Nation Territory) 14303, Attn: General Counsel or should be made by telephone by calling (716) 299-1100.

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

Item 11. Executive Compensation

Compensation Discussion And Analysis

Overview

This Item provides an analysis of our compensation program and policies for our named executive officers, the material compensation decisions we have made under such program and policies, and the material factors that we considered in making those decisions.  For the purposes of this Item 11, our “named executive officers” are as follows:

•                  E. Brian Hansberry, President and Chief Executive Officer;

•                  David Sheridan, Chief Financial Officer commencing July 1, 2008;

•                 Patrick M. Fox, who held the office of Chief Financial Officer until April 11, 2008;

•                  Barry W. Brandon, who held the office of Senior Vice President and General Counsel until November 13, 2008;

•                  Rajat Shah, Senior Vice President of Corporate Development and General Counsel; and

•                  Catherine Walker, Chief Operating Officer commencing April 25, 2008.

Compensation Objectives and Philosophy

Since commencing operations in December 2002, we have experienced and continue to experience rapid growth in both the size and sophistication of our business.  Attracting, retaining and motivating well-qualified executives in this dynamic environment has been and will continue to be essential to our success.   Given the specialized knowledge required of gaming executives, and in the Indian gaming industry in particular, we believe the market to recruit top executive talent to Western New York is highly competitive.

In light of this highly competitive market, the objectives of our compensation program are to attract executive officers, and to motivate and reward named executive officers to drive the successful implementation of the Company’s current and long-term financial and operating goals and to encourage retention.

Roles in Establishing Executive Compensation

Compensation for our named executive officers is set by our full board of directors and not by a compensation committee. We do not have a standing compensation committee or committee performing similar functions.  The entire board of directors participates in the consideration of compensation for our named executive officers.  The board of directors has historically relied on the recommendations and input of the President and CEO in making compensation decisions for the named executive officers subordinate to the President and CEO, as a component of employment agreement negotiations.  Additionally, in 2005 and again in 2007, we engaged Towers Perrin as its independent consultant to assist us in benchmarking executive compensation, and in particular, the compensation for the President and CEO.  The purpose of the 2005 Towers Perrin engagement was to assess the competiteness of our executive compensation program to help ensure that our compensation program was competitive with market levels.

The board of directors retained Towers Perrin again in November 2007 to review our current compensation program for executives and to provide analysis and recommendations for better aligning our compensation program with our short and long term goals.  Under its most recent engagement, Towers Perrin reported directly to the board of directors and does not perform services for management. However, the President and CEO and other senior management participated in a number of meetings and telephone calls with Towers Perrin and the board of directors with regard to Towers Perrin’s services. All decisions with respect to accepting or rejecting recommendations of the compensation consultant are made by the board of directors.

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

We are wholly-owned by, and a governmental instrumentality of, the Nation, and cannot grant equity awards or options to our executives.  We have therefore used cash compensation and benefits as the primary components of executive compensation.  Historically, such cash compensation has included a substantial performance based cash bonus.  However, in August 2006, the Board generally suspended the use of such performanced based bonus for its executives and has instead increased the levels of guaranteed annual base compensation payable to such executives.  The board of directors’ actions were driven in substantial part upon the fact that performance targets and development milestones were easily met in light of our rapid and substantial growth, and did not serve their intended purposes. As described above, our compensation program for named executive officers continues to undergo analysis by the board of directors.

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

Other Compensation and Perquisites. In addition to the compensation described above, we also provide the executive officers with other benefits to assist us in remaining competitive in the marketplace and to encourage such named executive officers to remain with us.  Although we do not view perquisites as a significant element of our comprehensive compensation structure, we do believe that they can be used in conjunction with base salary to attract, motivate and retain individuals in a competitive environment.  In particular, we have an executive medical reimbursement plan pursuant to which named executive officers are entitled to reimbursement for up to $100,000 in otherwise uncovered medical expenses. We pay all premiums for this plan on behalf of our named executive officers. As of September 30, 2008, the annual premium cost was approximately $750 plus an 11% processing fee applied to all eligible reimbursements for each named executive officer covered by this plan.  Named executive officers are also eligible to receive several additional perquisites including reimbursement for gas usage and dry cleaning services, and limited personal use of our resort amenities.

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

Elements of CEO Compensation

The compensation terms for Brian Hansberry, our current President and CEO, differ from those of our other current named executive officers in that he is the only executive entitled to receive a “retention bonus”, which was in the amount of $532,500 for Fiscal 2008.  This retention bonsus supplements his annual base compensation of $360,000, which amount was originally established upon Mr. Hansberry’s appointment as the General Manager of the Seneca Niagara Casino and Hotel.  The retention bonus is treated in the same manner as Mr. Hansberry’s annual base compensation, and is paid weekly on a pro rata basis.  The foregoing compensation terms were entered into upon Mr. Hansberry’s agreement to serve as interim President and CEO and were intended to be superseded in the event Mr. Hansberry was appointed as the permanent President and CEO.  Mr. Hansberry was appointed permanent President and CEO on September 19, 2007.  The terms of Mr. Hansberry’s new employment agreement are still under negotiation, and Mr. Hansberry will be paid under the financial terms set during Fiscal 2008 until the earlier of (a) execution of his new employment agreement or (b) expiration or termination of the current agreement.

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

Board of Directors

Barry E. Snyder, Sr.

Maurice John, Sr.

Maribel Printup

N. Cochise Redeye

Kevin Seneca

Gloria Heron

SUMMARY COMPENSATION TABLE

The following table sets forth information regarding compensation for the fiscal year ended September 30, 2008 earned by or paid to our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)		(j)

E. Brian Hansberry	2008	360,000	532,500	—	—	—	—	15,641	(2)	908,141
President and CEO (1)	2007	360,000	304,616					3,277		667,892

Patrick M. Fox	2008	187,500	—	—	—	—	—	186,329	(4)	373,829
Former Chief Financial Officer (3)	2007	325,000	—	—	—	—	—	4,750		329,750

David Sheridan	2008	81,250	—	—	—	—	—	208	(6)	81,458
Chief Financial Officer (5)	2007	—	—	—	—	—	—	—		—

Barry W. Brandon	2008	700,000	—	—	—	—	—	30,642	(8)	730,642
Former Senior Vice President and General Counsel (7)	2007	700,000	—	—	—	—	—	17,613		717,613

Rajat Shah	2008	700,000	—	—	—	—	—	15,464	(9)	715,464
Senior Vice President of Corporate Development and General Counsel	2007	700,000	—	—	—	—	—	3,154		703,154

Catherine Walker	2008	428,366	—	—	—	—	—	9,269	(11)	437,635
Chief Operating Officer (10)	2007	—	—	—	—	—	—	—		—

(1)             Mr. Hansberry became our Interim President and CEO on February 7, 2007, and our permanent President and CEO on September 19, 2007.  Mr. Hansberry’s current employment agreement provides for a “retention bonus” in the amount of $495,000 for Fiscal 2007 and $532,500 for Fiscal 2008, in addition to his then-existing base compensation of $360,000.  The retention bonus is paid weekly.

(2)             All other compensation in column (i) for Mr. Hansberry includes 401(k) matching contributions from the Company in the amount of $3,075 and $12,566 in the aggregate for limited perquisites which include reimbursement under the Exec-U-Care® medical insurance program, Company-funded dry cleaning services and gas purchases.

(3)             Mr. Fox resigned as our principal financial officer effective as of April 11, 2008.

(4)             All other compensation in column (i) for Mr. Fox includes severance compensation paid under the executive’s separation agreement in the amount of $160,715, payment for earned vacation in the amount of $12,500, 401(k) matching contributions from the Company in the amount of $3,075 and $10,038 in the aggregate for limited perquisites which include reimbursement under the Exec-U-Care® medical insurance program, Company-funded dry cleaning services and gas purchases.

(5)             Mr. Sheridan was appointed as our principal financial officer effective July 1, 2008.

(6)             All other compensation in column (i) for Mr. Sheridan includes $208 in the aggregate for limited perquisites which include reimbursement under the Exec-U-Care® medical insurance program, Company-funded dry cleaning services and gas purchases.

(7)             Mr. Brandon’s employment as our Senior Vice President and General Counsel terminated effective November 13, 2008.

(8)             All other compensation in column (i) for Mr. Brandon includes 401(k) matching contributions from the Company in the amount of $3,075, reimbursement under the Exec-U-Care® medical insurance program, a perquisite, in the amount of $15,832 and $11,735 in the aggregate for limited perquisites which include Company-funded dry cleaning services and gas purchases.

(9)             All other compensation in column (i) for Mr. Shah includes 401(k) matching contributions from the Company in the amount of $3,075 and $12,389 in the aggregate for limited perquisites which include reimbursement under the Exec-U-Care® medical insurance program, Company-funded dry cleaning services and gas purchases.

(10)       Ms. Walker was appointed as our Chief Operating Officer effective April 25, 2008.

(11)       All other compensation in column (i) for Ms. Walker includes 401(k) matching contributions from the Company in the amount of $2,856 and $6,413 in the aggregate for limited perquisites which include reimbursement under the Exec-U-Care® medical insurance program, Company-funded dry cleaning services and gas purchases.

Executive Employment Agreements

The primary components of each current named executive officer’s compensation described in the above Summary Compensation Table are set forth in a written employment agreement between SGC and the executive.  The material provisions of such agreements are described below.   Potential payments upon termination and the conditions to such payments are discussed separately below.

E. Brian Hansberry.  On April 12, 2007, SGC and Mr. Hansberry entered into a new employment agreement effective as of February 7, 2007, with a term continuing through September 30, 2009. Under the employment agreement, Mr. Hansberry is entitled to annual base compensation of $360,000, with such salary to be reviewed by the board of directors on an annual basis (prior to or in connection with the close of SGC’s fiscal year) at which time the board of directors will determine in its sole discretion whether or not his salary will be increased and the timing thereof.  In addition to base salary, for so long as Mr. Hansberry served as Interim President and Chief Executive Officer, Mr. Hansberry was entitled to, and received, a retention bonus at an annual rate of $495,000 for the fiscal year ending September 30, 2007 and $532,500 for the fiscal year ending September 30, 2008.  Mr. Hansberry was selected as the permanent President and CEO of the Corporation on September 19, 2007.  Mr. Hansberry’s current agreement (intended to address the time period during which he served as interim President and CEO) provides that the parties will amend Mr. Hansberry’s employment agreement or will enter into a new agreement to reflect the change in Mr. Hansberry’s position, together with any other applicable changes to the terms and conditions of Mr. Hansberry’s employment, including compensation.  Mr. Hansberry’s new employment agreement remains under negotiation.  For Fiscal 2009, as negotiations continue, Mr. Hansberry is being compensated under the financial terms established for Fiscal 2008.

David Sheridan.  Mr. Sheridan and SGC entered into an employment agreement effective as of July 1, 2008, pursuant to which Mr. Sheridan serves as Chief Financial Officer of each of SGC, SNFGC, STGC and SEGC through June 30, 2011, unless his agreement is terminated earlier pursuant to the terms of the agreement or renewed by subsequent written agreement.  The agreement further provides for an annual base salary of $325,000 for the Corporation’s fiscal year ending September 30, 2008, after which time the Corporation shall determine in its discretion whether to increase his salary and the timing thereof.  Mr. Sheridan may also be eligible for a performance bonus in the sole discretion of the Corporation’s board of directors.

Rajat R. Shah.    Mr. Shah and SGC entered into an employment agreement on April 28, 2005, pursuant to which Mr. Shah agreed to serve as Senior Vice President of Corporate Development and Deputy General Counsel of each of SGC, SNFGC, STGC and SEGC through September 30, 2008, unless his employment is terminated earlier pursuant to the terms of the agreement or renewed by subsequent written agreement. Mr. Shah’s employment agreement was amended as of September 14, 2006 to, among other matters, extend the term of the agreement through September 30, 2009, and to reflect certain changes to Mr. Shah’s compensation.  Mr. Shah commenced serving as General Counsel effective November 13, 2008, but this change has not yet been reflected in his employment agreement. Mr. Shah had served as Deputy General Counsel from May 2005 through January 2007, and continues to serve as Senior Vice President of Corporate Development.  Mr. Shah is entitled to receive a minimum annual base salary of $700,000 for each of fiscal years ending September 30, 2008 and September 30, 2009, with such minimum amounts subject to increase based upon negotiations between SGC and Mr. Shah.  Mr. Shah may also be eligible for a performance bonus in the sole discretion of the Corporation’s board of directors.

Catherine Walker.  Ms. Walker and SGC entered into an employment agreement effective as of March 16, 2008, pursuant to which Ms. Walker serves as Chief Operating Officer of each of SGC, SNFGC, STGC and SEGC through March 15, 2011, unless her employment is terminated earlier pursuant to the terms of the agreement or renewed by subsequent written agreement.  The agreement further provides for an annual base salary of $825,000 for the Corporation’s fiscal year ending September 30, 2008, after which time the Corporation shall determine in its discretion whether to increase her salary and the timing thereof.  Ms. Walker may also be eligible for a performance bonus in the sole discretion of the Corporation’s board of directors.

Separation Matters

In connection with his resignation effective as of April 11, 2008, SGC entered into a Separation Agreement with Mr. Fox providing for, among other matters, termination of employment effective as of April 11, 2008, accelerated payment of base compensation (at a rate of $325,000 per year) for a period of 180 days following the date of termination, prohibitions against engaging in a Competitive Business (as defined in the Separation Agreement) or soliciting SGC employees for a period of 12 months after termination, ongoing agreement to reasonably cooperate with SGC following termination with regard to transition and related matters, and mutual releases of all claims.  The Separation Agreement further provided for reimbursement of health insurance premiums and continuing participation in Exec-U-Care® for a period of six months post-termination. The Corporation’s payment and reimbursement obligations terminated in October 2008.

In connection with his departure from SGC effective as of November 13, 2008, Mr. Brandon is entitled to continued payment of his $700,000 base salary through September 30, 2009, subject to a duty to mitigate damages.  SGC is further obligated to pay for the cost of (i) Mr. Brandon’s premiums for continuation healthcare coverage under Section 4980B of the Internal Revenue Code of 1986, as amended (COBRA), and (ii) the premiums for Exec-u-Care® through the earlier of (x) September 30, 2009, (y) the time Mr. Brandon is no longer eligible for COBRA continuation coverage, or (z) the time Mr. Brandon obtains comparable healthcare benefits from any other employer during the severance period.

Potential Payments to Named Executive Officers Upon Termination

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

Triggering Events.  Each named executive officer is entitled to receive severance payments in the event of any termination of his employment by us, except in the case of the following events:

•                  Any of the executive’s license(s) required pursuant to the Compact and/or by the Nation’s gaming ordinances are revoked or disapproved;

•                  Disapproval by the NIGC of the issuance of any license by the Nation pursuant to its own gaming ordinances, if any such action renders it unlawful for the executive to perform in the capacity set forth in his employment agreement;

•                  In the case of Mr. Hansberry, Ms. Walker, and Mr. Shah, if any event renders it unlawful for the Nation and/or SGC to continue to conduct casino gaming on the Nation’s territories or if SGC permanently ceases for any reason within SGC’s or the Nation’s control to conduct casino gaming on Nation Territory;

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

•                  acts or omissions of the executive constituting gross negligence in the performance of the executive’s duties; or

•                  And in the case of Mr. Hansberry, Ms. Walker, and Mr. Sheridan, the failure to perform any material term or condition of their employment agreements after written notice thereof from SGC and a reasonable opportunity to cure such failure (as determined by SGC and specified in the notice of breach).

•                  The executive dies or becomes unable to perform the duties and responsibilities set forth in his employment agreement for a period of 180 days in any 365 day period by reason of long-term physical or mental disability; or

•                  The executive resigns or elects to terminate his or her employment agreement for any reason.

Payments.  If severance is owed to one of our named executive officers, we will be obligated to continue to pay the executive his or her base compensation in effect as of the date of termination for a severance period following his or her termination equal to the lesser of (a)  18 months or (b) the remainder of the employment term specified in the employment agreement.  Additionally, SGC will be obligated, to the extent elected by the executive, to pay for the cost of (i) the executive’s premiums for continuation healthcare coverage under Section 4980B of the Internal Revenue Code of 1986, as amended (COBRA), and (ii) the premiums for Exec-u-Care® or any similar executive medical reimbursement insurance plan maintained by SGC on the date the executive’s employment is terminated, for the lesser of (x) the severance period, (y) until the executive is no longer eligible for COBRA continuation coverage, or (z) until Executive obtains comparable healthcare benefits from any other employer during the severance period.

The following table sets forth a summary of the estimated payments required to be made by SGC as if severance had been triggered under the named executive officers’ employment agreements on September 30, 2008.

Name and Principal Position	Continued Payment of Base Compensation ($) (1)	Estimated Exec- U-Care Cost ($) (2)	Estimated COBRA Cost ($) (3)	Total Severance Compensation ($)

Catherine Walker Chief Operating Officer	1,237,500	13,500	5,157	1,256,157

Rajat Shah Senior Vice President of Corporate Development and General Counsel	700,000	9,000	13,691	722,691

Barry W. Brandon, Former Sr.Vice President and General Counsel (4)	700,000	9,000	13,691	722,691

David Sheridan Chief Financial Officer	487,500	13,500	13,604	514,604

E. Brian Hansberry President and CEO	360,000	9,000	13,691	382,691

(1)                                        Severance is payable to the named executive officers for the lesser of the post-termination severance period specified in the named executive officer’s employment agreement or the remainder of such executive’s original term of employment (as if employment had not been terminated prior to expiration of the specified term).  The employment agreements of Messrs. Hansberry, Shah and Brandon expire on September 30, 2009.

(2)                                       Estimated Exec-U-Care® cost is based on the average experienced total Exec-U-Care® costs for all individuals and the length of severance period per agreement for each executive, 18 months or 12 months, as applicable.

(3)                                       Estimated COBRA cost is based on the individual COBRA cost as of October 1, 2008, and the applicable severance period  for each named executive officer (18 months, or 12 months, as applicable).  Amounts for Messrs. Brandon and Fox are calculated based upon their actual severance periods calculated from the date of termination.

(4)                                       Mr. Brandon’s employment terminated effective November 13, 2008 and Mr. Brandon is eligible to receive severance compensation until September 30, 2009, subject to the terms of his employment agreement.

Conditions Applicable to Payment.  Payment of severance as described above is subject to numerous conditions, as follows:

•                  Duty to Mitigate Damages.  Terminated executives are required to mitigate damages by seeking employment with duties and salary comparable to those provided for in the employment agreements; if the executive obtains  employment, the executive is required to reimburse SGC for the amount of the compensation he or she has received from such other entity for such period, but not to exceed the amount of the compensation SGC shall have paid him or her for such period.

•                  Noncompete.  Terminated executives may not (i) enter into the employ of or render any services to any person, engaged in a Competitive Business (defined as any gaming establishment which provides to its patrons games of chance such as slot machines, card games, roulette, and similar games in the State of New York or within the 100 mile radius of Nation Territory (as defined in the agreement)); or (ii) become associated with or interested in any Competitive Business (as defined in the agreement) as an individual, partner, shareholder, member, creditor, director, officer, principal, agent, employee, trustee, consultant, advisor or in any other relationship or capacity.  The foregoing applies for a period of 18 months in the case of Mr. Hansberry, Ms. Walker, Mr. Shah, Mr. Sheridan and Mr. Brandon, and 12 months in the case of Mr. Fox.

•                  Nonsolicitation.  Terminated executives may not directly or indirectly solicit, employ or retain, or have or cause any other person or entity to solicit, employ or retain, any person who is employed or is providing personal services to SGC.  Terminated employees further agree not to solicit patrons of SGC.  The foregoing applies for a period of 18 months in the case of Mr. Hansberry, Ms. Walker, Mr. Shah, Mr. Sheridan, and Mr. Brandon, and 12 months in the case of Mr. Fox.

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

Director Compensation

SGC’s directors receive the following compensation: (i) the Chairman of the SGC Board receives a $100,000 annual fee; (ii) each non-Nation employee director receives a $40,000 annual fee; and (iii) each Nation employee director receives $500 per meeting.  In addition, we reimburse directors for reasonable travel and other expenses incurred in connection with their duties as directors of SGC. The directors are also entitled to all other non-compensatory benefits available to our employees, including, but not limited to, health, dental and disability benefits.

Director Compensation Table

The following table sets forth information regarding compensation for the fiscal year ended September 30, 2008 for each member who served on our Board of Directors:

Name	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Barry E. Snyder, Sr.	2008	$100,000	—	—	—	—	—	—	$100,000

N. Cochise Redeye	2008	$40,000	—	—	—	—	—	—	$40,000

Maribel Printup	2008	$40,000	—	—	—	—	—	—	$40,000

Michael A. John	2008	$40,000	—	—	—	—	—	—	$40,000

Maurice John, Sr.	2008	$16,500	—	—	—	—	—	—	$16,500

Jeffrey L. Gill (1)	2008	$30,000	—	—	—	—	—	—	$30,000

Martin Seneca, Jr. (2)	2008	$13,333	—	—	—	—	—	—	$13,333

Bergal L. Mitchell (3)	2008	$40,000	—	—	—	—	—	—	$40,000

(1)          Commenced board term on January 24, 2008.

(2)          Board term terminated as of January 24, 2008, upon the appointment of Mr. Gill.

(3)          Resigned from board of directors effective September 20, 2008.

Compensation Committee Interlocks and Insider Participation

As referenced above, SGC does not have a compensation committee, and the entire board of directors including Maurice John, Sr., and Maribel Printup, each of whom are SGC officers and serve as Treasurer and Secretary, respectively, performs this function. No executive officers of SGC serve on the compensation committee of any other entity, nor do any SGC executive officers serve as directors of any entities having executive officers who also serve on our board of directors.

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

The SNFGC Head Lease (dated October 25, 2002) has a term of 21 years and covers use of the land and certain improvements existing at the commencement of such lease, principally including structures formerly known as the Niagara Falls Convention Center and Lackey Plaza.  As of October 1, 2005, monthly lease payments under the SNFGC Head Lease were $1,287,500.  Effective October 1, 2006, the lease payments were increased by 3% to $1,326,125 per month, and effective October 1, 2007, the lease payments were increased by an additional 3% to $1,365,909 per month, in each case as approved by the board of directors of SGC and SNFGC.  Pursuant to the terms of the Amended and Restated SNFGC Head Lease entered into on March 27, 2008 and effective October 1, 2007, lease payments were further increased, at the request of the Nation, to $2,033,333 per month, with such increase effective as of October 1, 2007.  On August 1, 2008, at the request of the Nation, SGC approved an increase in the SNFGC Head Lease to $3,083,333 per month, effective October 1, 2008, and to $3,666,667 per month, effective October 1, 2009.  Such additional increases are conditioned upon compliance with the applicable requirements of the senior notes Indenture related to affiliate transactions, and are subject to compliance with all commitments legally binding upon the Nation or SNFGC, or to which the premises (described in the lease) are subject. The foregoing October 1, 2008 and October 1, 2009, rent increases have not been implemented by the parties as they continue to take the steps required to comply with SGC’s senior notes Indenture.  Lease payments may be further increased upon agreement of the parties, provided that no increase may contravene, or constitute a default under, any agreement, indenture, instrument or other commitment legally binding upon the Nation or SNFGC, or to which the premises (described in the lease) are subject.

The STGC (effective as of May 1, 2004) and SEGC (effective as of April 1, 2006) Head Leases were formerly oral agreements, which were memorialized in writing on March 2, 2007.  Both of these Head Leases cover use of the land which is currently being used or is expected to be used in operating the Seneca Allegany Casino and Hotel and Seneca Buffalo Creek Casino, respectively.  The STGC and SEGC Head Leases are effective until the date 21 years after the commencement of the Nation’s Class III gaming operations under the Compact.  With respect to the STGC Head Lease, as of October 1, 2005, monthly lease payments were $1,287,500.  Payments were increased by 3%, effective October 1, 2006, to $1,326,125 per month, and by an additional 3%, effective October 1, 2007, to $1,365,909 per month, in each case as approved by the board of directors of STGC.  Pursuant to an amendment to the STGC Head Lease entered into on March 27, 2008, and effective as of October 1, 2007, the lease payments were increased , at the request of the Nation, to $1,691,667 per month.  On August 1, 2008, at the request of the Nation, SGC approved increases in the lease payments under the STGC Head Lease to $2,166,666 per month effective October 1, 2008, and to $2,666,667 per month effective October 1, 2009.

With respect to the SEGC Head Lease,  for the first six months of the term, SEGC made monthly lease payments of $520,000 to the Nation.  Payments were increased, effective October 1, 2006, to $1,250,000, and by an additional 3%, effective October 1, 2007 to $1,287,500, in each case as approved by the board of directors of SEGC.  Pursuant to an amendment to the SEGC Head Lease entered into on March 27, 2008, and effective as of October 1, 2007, the lease payments were increased, at the request of the Nation, to $1,441,667 per month.  On August 1, 2008, at the request of the Nation, SGC approved an increase in the lease payments under the SEGC Head Lease to $1,500,000 per month effective October 1, 2008.

The August 1, 2008 STGC and SEGC lease payment increases are conditioned upon compliance with the applicable requirements of the senior notes Indenture related to affiliate transactions, and are subject to compliance with all commitments legall y binding upon the Nation, STGC or SEGC, as the case may be, or to which the premises (described in the lease) are subject.  Lease payments under the STGC and SEGC Head Leases may be further increased upon agreement of the parties, provided that no increase may contravene, or constitute a default under any agreement, indenture, instrument or other commitment legally bining upon the Nation, STGC or SEGC, respectively, or to which the premises (described in the leases) are subject.

The foregoing October 1, 2008 and October 1, 2009, rent increases have not been implemented by the parties as they continue to take the steps required to comply with SGC’s senior notes Indenture.

Expenses resulting from the above lease agreements were as follows for the fiscal years ended September 30:

	2008	2007	2006
		(In Millions)
SNFGC	$24.4	$15.9	$15.5
STGC	20.3	15.9	15.5
SEGC	17.3	15.0	3.1
	$62.0	$46.8	$34.1

Reimbursement of Regulatory Costs

We reimburse the Nation for all of the regulatory costs of the SGA, the New York State Racing and Wagering Board and the New York State Police, which are incurred by the Nation. For Fiscal 2008, we incurred approximately $20.5 million for regulatory costs, of which $9.6 million was incurred for New York State Police and New York State Gaming Officials costs, and $10.9 million was incurred for charges assessed by the Seneca Gaming Authority.

General Distributions

We make distributions to the Nation pursuant to resolutions adopted by our board of directors for specific projects identified by the Nation and for general purposes.  During Fiscal 2008, we distributed $50.9 million to the Nation pursuant to such resolutions.

Distribution Agreement Obligations

During Fiscal 2008, we distributed $14.9 million to the Nation pursuant to SGC’s obligations under the Distribution Agreement.  See Item 1 Business—Material Agreements for a description of the Distribution Agreement.

New York State Exclusivity Fee under the Compact

During Fiscal 2008, SGC distributed approximately $115.7 million to the Nation for the payment of the exclusivity fee to New York State for revenue generated through September 30, 2008.

Class II Poker Operations

As of January 1, 2005, we transferred all Class II operations to the Nation, including our poker operations.  We lease space within both Seneca Niagara Casino & Hotel and Seneca Allegany Casino to the Nation for operation of the poker rooms.  During Fiscal 2008, Fiscal 2007, and Fiscal 2006, we recorded $822,000, $695,000, and $806,000, of rental income, respectively, and at September 30, 2008, and September 30, 2007, we had recorded $81,000 and $58,000, respectively, as a receivable from the Nation relating to poker room rentals.

Construction Management Services

SGC has engaged Seneca Construction Management Corporation (SCMC) on a project-by-project basis to manage certain construction projects on behalf of SGC and its subsidiaries.  SCMC is wholly-owned by the Nation.  During Fiscal 2008, SGC made payments to SCMC for construction management fees and other related costs of $6.4 million, primarily attributable to work in connection with the following projects:

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

Effective June 2007, STGC entered into a construction management agreement with SCMC to manage the construction of the fourth phase of contruction at Seneca Allegany Casino, including, in particular, conversion of the former temporary casino facility into an events center and related improvements.  This project was completely completed in March 2008 and cost $29.3 million including equipment and furnishings.

Effective October 2007, SEGC entered into a letter of intent with SCMC to manage the construction of the $333 million permanent Seneca Buffalo Creek Casino and Hotel.   Construction on this project was suspended in August 2008, however, prior to suspension of construction activities, construction costs were approximately $51.5 million.

SGC has also engaged SCMC to perform construction management services for smaller capital improvement projects on case-by-case basis, including conversion of the former Hush nightclub into the Blues restaurant, and renovations to certain interior components of the Seneca Niagara Falls Casino and Hotel and adjacent office space.

Related Party Transactions

During Fiscal 2008, STGC paid M&M Allegany Junction approximately $233,000 for leasing the building used by STGC for administrative purposes. Merle Watt, Sr., the brother of Maribel Printup, a member of our board of directors, is a principal owner of M&M Allegany Junction.

Reference is made to “Directors and Executive Officers of the Registrant” for a discussion of certain matters relating to the compensation and employment of our executive officers and compensation of our directors.

Review, Approval or Ratification of Transactions with Related Persons

Our audit committee charter requires that the audit committee review and approve or disapprove all related party transactions, and our written Code of Business Conduct and Ethics further requires that any transaction involving a potential conflict of interest involving an executive officer or a member of our Board of Directors must be disclosed and approved by our full Board of Directors, unless such transaction also constitutes a “related party transaction” under the SEC’s rules, in which case the transaction must be approved by the Audit Committee.  Our corporate charter further provides that no director may have an “economic interest” in any of the Company’s activities.  The foregoing written rules constitute our current written policies relating to approval of related party transactions.

The agreement between STGC and M&M Allegany Junction has not been formally reviewed or approved by the Audit

Committee of our board of directors in accordance with the above procedures on the basis that the terms of the relationship were entered into in the ordinary course of STGC’s business in April 2004 prior to Ms. Printup’s appointment to the Board of Directors in February 2005.  It is anticipated that the potential renewal of the agreement in Fiscal 2009 will be presented to the Audit Committee for approval.

Director Independence

We are a governmental instrumentality of the Nation and are managed by a board of directors of seven members, not less than five of whom must be enrolled members of the Nation. All directors are currently enrolled members of the Nation. The Nation’s Council, elected by enrolled members of the Nation, alone has the power to appoint and remove our directors. No member of the Nation’s Council may serve on our board of directors, nor may any SGC employee or any person with an economic interest in any of SGC’s activities.  Barry E. Snyder, Sr., the Chairman of our Board of Directors, currently also serves as the President of the Nation.

We are 100% owned by the Nation and have issued only debt securities which are not listed on a national securities exchange or in an inter-dealer quotation system. As a result, we are not a listed issuer and a majority of the directors on our board of directors are not required to be independent.

Item 14.  Principal Accountant Fees and Services

The following table sets forth the aggregate fees incurred by SGC related to the services of SGC’s independent registered public accounting firm, Ernst & Young LLP for the years indicated:

	Fiscal Year September 30,
	2008	2007

Audit fees(1)	$572,217	$592,539
Audit-related fees(2)	240,879	36,933
Tax fees(3)	—	6,310
Total	$813,096	$635,782

(1)          The audit fees relate to the audit of SGC’s annual financial statements and quarterly reviews. Audit fees also include services for agreed upon procedures reports in connection with the National Indian Gaming Commission requirements.

(2)          Audit related fee relate to audit services for SGC’s employee benefit plan and fees related to Sarbanes Oxley Act Section 404 compliance.

(3)          Tax fees related to the Lewiston Golf Course project.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)1. and 2.

Financial statements required as a part of this Annual Report on Form 10-K are listed on the “Index to Consolidated Financial Statements” at page 90 herein. All financial statements schedules are omitted since the required information is included in the financial statements or the notes thereto, or is not applicable.

(a)3.	A list of the exhibits required to be filed as part of this report is set forth in the Exhibit Index immediately following the Financial Statements, and is incorporated herein by reference.

(b)	See item (a)3. above.

(c)	See item (a)1. and 2. above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in Niagara Falls, State of New York, on the 29th day of December, 2008.

SENECA GAMING CORPORATION

By:	/s/ E. Brian Hansberry
E. Brian Hansberry
President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints E. Brian Hansberry and David Sheridan, and each or any of them, his or her true and lawful attorney-in-fact and agent, each with full power of substitution and resubstitution, for him or her in his or her name, place and stead, in any and all capacities, to sign on his or her behalf individually and in each capacity stated below any or all amendments to this annual report on Form 10-K and any other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agent, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.  This Power of Attorney may be signed in several counterparts.

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ E. Brian Hansberry	President and Chief Executive Officer (Principal Executive Officer)	December 29, 2008
E. Brian Hansberry

/s/ David Sheridan	Chief Financial Officer (Principal Financial and Accounting Officer)	December 29, 2008
David Sheridan

/s/ Barry E. Snyder, Sr.	Chairman of the Board of Directors	December 29, 2008
Barry E. Snyder, Sr.

/s/ Maurice A. John, Sr.	Treasurer and Director	December 29, 2008
Maurice A. John, Sr.

/s/ Maribel Printup	Secretary and Director	December 29, 2008
Maribel Printup

/s/ N. Cochise Redeye	Director	December 29, 2008
N. Cochise Redeye

/s/ Kevin Seneca	Director	December 29, 2008
Kevin Seneca

/s/ Gloria Heron	Director	December 29, 2008
Gloria Heron

Vice Chairman and Director
Jeffrey L. Gill

SENECA GAMING CORPORATION

SENECA GAMING CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Seneca Gaming Corporation

We have audited the accompanying consolidated balance sheets of Seneca Gaming Corporation as of September 30, 2008 and 2007, and the related consolidated statements of income and changes in capital, and cash flows for each of the three years in the period ended September 30, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Seneca Gaming Corporation at September 30, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Buffalo, New York
December 22, 2008

SENECA GAMING CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,
	2008	2007
	(In Thousands)
Assets

Current assets:
Cash and cash equivalents	$53,305	$78,662
Short-term investments	300	19,100
Receivables from affiliates	81	58
Other receivables, net	2,624	3,585
Inventories	4,196	4,421
Other current assets	9,127	8,194

Total current assets	69,633	114,020

Property and equipment, net	799,335	699,381
Restricted cash	—	14,579
Other long-term assets	66,750	57,980

Total assets	935,718	885,960

Liabilities and Shareholders’ Equity

Current liabilities:
Trade payables	3,368	6,194
Construction payables	29,619	21,201
Distributions payable to Nation	24,000	48,000
Exclusivity fees payable	9,234	9,279
Accrued interest	15,104	15,104
Accrued regulatory costs	27,888	23,240
Accrued gaming liabilities	15,657	15,100
Accrued payroll and related liabilities	10,138	16,641
Other current liabilities	13,511	5,610

Total current liabilities	148,519	160,369

Long-term debt	496,353	495,347
Total liabilities	644,872	655,716

Capital:
Retained earnings	290,846	230,244

Total liabilities and capital	$935,718	$885,960

See accompanying notes

SENECA GAMING CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND CHANGES IN CAPITAL

	Year Ended September 30,
	2008	2007	2006
	(In Thousands)
Revenues:
Gaming	$632,580	$595,826	$519,620
Food and beverage	63,272	56,608	50,141
Lodging	28,757	24,352	10,654
Retail, entertainment and other	25,032	20,190	19,940
Less: promotional allowances	(117,553)	(104,012)	(77,861)
Net revenues	632,088	592,964	522,494

Expenses:
Gaming	169,472	153,259	129,396
Food and beverage	49,907	47,863	43,485
Lodging	15,038	11,862	6,131
Retail, entertainment and other	15,105	12,886	11,668
Advertising, general and administrative	187,011	153,838	131,997
Pre-opening costs	286	15,426	9,478
Depreciation and amortization	51,081	49,597	38,992

Total operating expenses	487,900	444,731	371,147

Operating income	144,188	148,233	151,347

Other non-operating income and (expenses), net	(5,600)	3,220	(558)
Interest income	1,344	3.886	5,814
Interest expense	(37,325)	(36,063)	(33,198)

Net income	$102,607	$119,276	$123,405

Beginning capital balance	230,244	189,631	109,425
Cash distributions declared to the Nation	(42,005)	(81,433)	(35,846)
Contribution from Nation	—	3,198
Distribution of real property, equipment and leasehold rights to the Nation	—	(428)	(7,353)
Ending capital balance	$290,846	$230,244	$189,631

See accompanying notes.

SENECA GAMING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2008	2007	2006
	(In Thousands)
Cash flows relating to operating activities:

Net income	$102,607	$119,276	$123,405
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation and amortization	51,081	49,597	38,992
Loss on disposal of assets	166	992	35
Amortization of deferred financing costs, debt discount	3,238	3,232	3,196
Other than temporary decline in investments	4,200	500	—
Provision for bad debts	292	407	349
Write-off of acquisition costs	1,192	—	135
Other	—	(388)	5
Change in operating assets and liabilities:
Current assets	(62)	(5,114)	(514)
Long-term assets	(1,193)	(13)	—
Current liabilities	(2,668)	11,259	16,235

Net cash provided by operating activities	158,853	179,748	181,838

Cash flows relating to investing activites:
Purchases of property and equipment	(141,383)	(163,648)	(203,729)
Land acquisition costs	(5,874)	(15,319)	(38,012)
Decrease (increase) in restricted cash	14,579	11,221	(25,800)
Deposits	(127)	—	168
Sale of investments, net	14,600	42,700	33,791

Net cash used in investing activities	(118,205)	(125,046)	(233,582)

Cash flows relating to financing activities:
Payment of deferred financing costs	—	—	(682)
Capital contribution from the Nation	—	3,198	—
Distributions paid to the Nation	(66,005)	(57,433)	(11,846)

Net cash used in financing activities	(66,005)	(54,235)	(12,528)

Net (decrease) increase in cash	(25,357)	467	(64,272)

Cash balances:
Beginning of period	78,662	78,195	142,467

End of period	$53,305	$78,662	$78,195

Supplemental disclosures of cash flow information:
Change in construction payables	$8,418	$31,288	$(18,254)
Cash paid for interest, net of amounts capitalized	34,088	32,827	35,364
Noncash investing activities
Distribution of property and leasehold rights to the Nation	$—	$428	$7,353
Reserve for land acquisitions	6,400	—	—
Insurance payables capitalized in property and equipment	1,040	1,610	—
Noncash financing activities
Cash distributions to the Nation declared but not paid	$24,000	$48,000	$24,000

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

SEGC was formed on August 9, 2003 to operate the Nation’s gaming activities in Erie County, New York.  On October 3, 2005, the Nation acquired approximately nine acres of land in the inner-harbor district of downtown Buffalo.  SEGC commenced construction of SEGC’s Seneca Buffalo Creek Casino on those nine acres on December 8, 2005,and commenced operations at such site upon the opening of a temporary facility on July 3, 2007.  The exclusive right, under the Compact, to establish and operate a third Class III gaming facility in Erie County may have terminated if the Nation or SEGC failed to commence Class III gaming operations by December 9, 2007.

During Fiscal 2007, the Nation’s Council also chartered, at the request of the SGC Board of Directors, two additional subsidiary corporations, Lewiston Golf Course Corporation, or LGCC, a subsidiary of SNFGC and Seneca Massachussets Development Corporation, or SMDC.

LGCC was formed on July 18, 2007 as a new wholly-owned subsidiary of SNFGC to own, develop and operate SNFGC’s planned golf course in Lewiston, New York.

SMGC was formed on August 11, 2007, as a new wholly-owned subsidiary of SGC to explore development opportunities related to gaming in the Commonwealth of Massachusetts.

SGC’s fiscal year-end is September 30. References to 2008, 2007, and 2006, represent the years ended September 30, 2008, September 30, 2007 and, September 30, 2006, respectively.

2. Summary of Significant Accounting Policies

Management’s Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates included in the accompanying financial statements relate to the liability associated with unredeemed Seneca Link Player’s Card points, vested employee benefits, and regulatory expenses.  Actual results could differ from these estimates.

Cash and Cash Equivalents

SGC considers all highly liquid instruments with original maturities of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents are reported at cost, which approximates market value.

Short-Term Investments

Short-term investments are classified as available for sale as defined in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.  Investments are stated at fair value.  The Company evaluates investments for conditions that may indicate that an other-than-temporary decline in market value has occurred. In conducting this review, numerous factors are considered which, individually or in combination, may indicate that a decline is other-than-temporary. Based on this evaluation, an other-than-temporary loss on one specific investment of $4.2 million was recorded in 2008, as a component of other non-operating expenses on the consolidated statement of income for 2008. During Fiscal 2007, the Company recognized an other-than-temporary loss in the amount of $0.5 million related to this specific investment.  The cost basis of this investment has been reduced by the amount of the other-than-temporary loss recorded.

Short-term investments at September 30, 2008 and 2007 consist of the following:

	September 30,
	2008	2007
	(In Thousands)

Corporate bond fund of collateralized debt obligations	$300	$4,500
Market auction preferred stock	—	14,600
Total short-term investments	$300	$19,100

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

Receivables

Receivables consist primarily of gaming receivables and non-gaming receivables. Gaming receivables represent credit extended to approved casino customers.  SGC maintains an allowance for doubtful accounts, which is based on management’s estimate of the amount expected to be uncollectible considering experience and the information management obtains regarding the creditworthiness of the customer. The collectibility of these receivables could be affected by future business or economic trends.

Inventories

Inventories, which consist primarily of food, beverage, retail, and operating supplies are stated at the lower of cost or market. Cost is determined using the first-in first-out method for retail inventories and using the average cost method for food, beverage and warehouse inventories.

Property and Equipment

Property and equipment are stated at cost.  Costs of major construction and significant improvements, including interest incurred during the construction of facilities, are capitalized.  Interest incurred for construction related projects are capitalized and amortized over the life of the related asset using the straight-line method.  The amount of interest capitalized for 2008, 2007, and 2006, was approximately $2.2 million, $3.4 million, and $6.3 million, respectively.

Depreciation is computed over the estimated useful lives of the assets using the straight-line basis. Amortization of leasehold improvements is computed over the lesser of the term of the lease or the estimated useful life. Useful life estimates of asset categories are as follows:

Buildings	40 years
Leasehold improvements — casino	10–21 years
Leasehold improvements — other	4–5 years
Furniture and equipment	3–7 years

Maintenance and repair costs are expensed as incurred. Gains or losses on disposition of property and equipment are recognized as incurred.

In accordance with the Financial Accounting Standard Board’s Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), the carrying value of the Company’s assets are reviewed when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment loss has occurred based on current and future levels of income and expected future cash flows as well as other factors, then an impairment loss is recognized as a deduction in determining operating income. SGC management concludes that no such impairment exists at September 30, 2008.

Deferred Financing Costs

Deferred financing costs include costs incurred in connection with issuance of long-term debt. These costs are amortized over the term of the related financing agreement using the effective interest method. Amortization expense for each of 2008, 2007, and 2006, was $2.2 million.

Accrued Regulatory Costs

Accrued regulatory costs represent amounts incurred by the Nation for the Seneca Gaming Authority (SGA), which are charged to the Company.  Accrued regulatory costs also include amounts incurred by the Nation for New York State gaming regulatory services, New York State Police, Seneca Nation of Indian Marshals, Buffalo Police and Cattaraugus Sheriff Department services, which are charged to the Company.  Accrued regulatory costs as of September 30, 2008 are approximately $27.9 million, which includes $24.2 million of costs accrued, but not paid, related to services provided by the New York State Police.

Accrued Gaming Liabilities

Included in accrued gaming liabilities are the outstanding chip liability, progressive slot machine liability and the customer point liability.

Customer point liability represents the estimated future cost of unredeemed Seneca Link Player’s Club points.  Management reviews the adequacy of this accrual by periodically evaluating the redemption experience and projected trends.  Actual results could differ from those estimates.

Other Current Liabilities

Estimated accruals related to marketing, and certain other miscellaneous costs are classified in other current liabilities on the accompanying consolidated balance sheets.  Actual results could differ from those estimates.

Revenue Recognition

SGC gaming revenue consists of the net win from Class III activities, which is the difference between gaming amounts wagered and amounts paid to patrons.  Revenue from food and beverage, hotel and lodging, retail, spa, salon, entertainment and other services are recognized at the time of sale.

Promotional Allowances

SGC established a voluntary promotional program using the Seneca Link Player’s Card to encourage repeat business from casino patrons.  Members in the club earn points based on gaming activity in the members’ accounts.  Points can be redeemed for certain consumer products including, but not limited to, merchandise, food and beverage, lodging, spa and salon services.  SGC accrues for points expected to be redeemed in the future based upon management’s estimate of outstanding points to be redeemed and the average cost of items expected to be redeemed.

The retail value of these sales and services furnished to casino patrons, mainly through SGC’s complimentary program, is included in gross revenues and then deducted as promotional allowances to arrive at net revenues.

The retail value of providing such promotional allowances was included in revenues as follows:

	Years Ended September 30,
	2008	2007	2006
	(In Thousands)

Food and beverage	$33,666	$31,781	$29,271
Lodging	20,677	18,956	6,712
Retail, entertainment, and other	12,293	11,286	12,262
Gaming	50,917	41,989	29,616
Promotional allowances	$117,553	$104,012	$77,861

The estimated cost of providing such promotional allowances was as follows:

	Years Ended September 30,
	2008	2007	2006
	(In Thousands)

Food and beverage	$26,540	$27,071	$25,416
Lodging	9,450	8,672	3,620
Retail, entertainment, and other	9,796	9,673	8,929
Promotional allowances	$45,786	$45,416	$37,965

Gaming Expenses

Gaming expenses include the slot exclusivity fee which the Company is required to pay to the Nation, which in turn is required to pay to the State of New York based on its Compact (see Note 14), the cost of casino operations, and earned Seneca Link Player’s Card points.

Advertising

Advertising is expensed as incurred and is included in advertising, general and administrative expenses.  Advertising expenses for 2008, 2007, and 2006, were $8.6 million, $10.6 million, and $7.6 million, respectively.

Pre-opening Costs

In accordance with the American Institute of Certified Public Accountants’ Statement of Position 98-5, Reporting on the Costs of Start-up Activities, pre-opening costs are expensed as incurred. Pre-opening costs in 2008, 2007, and 2006 consist of development costs, incremental personnel costs, legal, marketing, advertising and other direct expenses related to the opening of the luxury hotel at SNFGC and the resort hotel at STGC, and the development of SEGC including the opening of its temporary Class III gaming facility on July 3, 2007.  For the years ended September 30, 2008, 2007, and 2006, such costs totaled $0.3 million, $15.4 million, and $9.5 million, respectively.

Retirement Savings Plan

The Company sponsors a defined contribution retirement savings plan for its employees.  The Company’s expense relating to this plan was $1.3 million, $0.6 million, and $0.4 million in the fiscal years ended September 30, 2008, 2007, and 2006, respectively.  In addition, during Fiscal 2008, the Company established a reserve in the amount of $0.4 million to accrue for a voluntary correction related to the defined contribution retirement savings plan, from which certain employees were incorrectly excluded.

Income Taxes

The Nation is a sovereign Indian nation with independent legal jurisdiction over its people and its lands. As an enterprise owned by the Nation, SGC is not subject to federal or state income taxes.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, short-term investments, receivables, accounts payable, and accrued expenses approximate fair value.

The fair value of long term debt is estimated based on the current rates offered to SGC for debt of the same remaining maturities.  As of September 30, 2008, the carrying amount and fair value of long term debt is approximately $496 million and $420 million, respectively.

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

3. Cash and Cash Equivalents

For reporting purposes, cash and cash equivalents include all operating cash and cash on hand.

4. Concentrations of Risk

Financial instruments that potentially subject SGC to concentrations of risk consist principally of cash and cash equivalent accounts in financial institutions. SGC maintains its cash balances in several financial institutions. Accounts are insured by the Federal Deposit Insurance Corporation up to $100,000.  The concentration of credit risk in these uninsured deposits is mitigated by SGC’s policy of placing such deposits with financial institutions of high credit ratings. Cash and cash equivalents exceeding federally insured limits totaled approximately $24.0 million and $45.9 million at September 30, 2008 and 2007, respectively.

5. Other Receivables, Net

Components of other receivables, net are as follows:

	September 30,
	2008	2007
	(In Thousands)

Gaming	$1,611	$2,481
Non-gaming	1,589	1,634
	$3,200	$4,115
Allowance for doubtful accounts	(576)	(530)
Receivables, net	$2,624	$3,585

6. Other Current Assets

Components of other current assets are as follows:

	September 30,
	2008	2007
	(In Thousands)

Prepaid expenses	$8,703	$7,793
Other	424	401
Other current assets	$9,127	$8,194

7. Property and Equipment, Net

Components of property and equipment are as follows:

	September 30,
	2008	2007
	(In Thousands)

Land	$2,479	$2,100
Buildings	545,230	517,057
Leasehold improvements — casino	122,355	114,950
Leasehold improvements — other	347	347
Furniture and equipment	204,732	188,441
Construction-in-progress	115,823	17,344
	990,966	840,239
Less accumulated depreciation and amortization	(191,631)	(140,858)
Property and equipment, net	$799,335	$699,381

8. Other Long-Term Assets

Components of other long-term assets are as follows:

	September 30,
	2008	2007
	(In Thousands)

Deferred financing costs, net	$7,999	$10,231
Land to be distributed to Nation	58,175	47,300
Deposits and other	576	449
	$66,750	$57,980

In 2008 and 2007, the Company incurred costs toward the acquisition of land totaling $5.9 million and $15.3 million, respectively, which are included in other long-term assets (net of amounts transferred to the Nation) within the accompanying consolidated balance sheets.

9. Restricted Cash

The restricted cash balance at September 30, 2007, within the accompanying consolidated balance sheets, represents cash in an interest-bearing bank account which was restricted for use as collateral for a $14.6 million available letter of credit with a bank, established to be drawn upon to fund the intended purchase of certain parcels of land contemplated in the Compact with New York State, earmarked for ownership by the Nation.  At September 30, 2008, we do not have restricted cash, rather, letters of credit were issued under the Senior Secured Revolving Loan Agreement as collateral for this purpose.

10. Accrued Regulatory Costs

Components of accrued regulatory costs are as follows:

	Fiscal Year Ended
	September 30,
	2008	2007
	(In Thousands)
Accrued Regulatory Expense
Seneca Gaming Authority	$934	$2,075
New York State Police	24,180	19,115
New York State Racing & Wagering (SGO)	1,692	1,141
Local Law Enforcement (1)	1,082	909

Total Accrued Regulatory Expense	$27,888	$23,240

(1) Local law enforcement includes Cattaraugus County Sherrif’s department patrols at Seneca Allegany Casino and Hotel, Buffalo City Police patrols at Seneca Buffalo Creek Casino, and Seneca Nation of Indians Marshals patrols at Seneca Niagara Casino and Hotel and Seneca Buffalo Creek Casino.

11. Senior Secured Revolving Loan Agreement

Effective June19, 2008, SGC entered into a $50 million Senior Secured Revolving Loan Agreement.  Amounts borrowed under the Senior Secured Revolving Loan Agreement bear interest at either one, three or six-month LIBOR plus one and one quarter percent (1.25%), or the prime rate (as reported in The Wall Street Journal) plus one quarter percent (.25%).  SGC’s obligations under the Senior Secured Revolving Loan Agreement are secured by substantially all gaming and related assets (including substantially all gaming revenues) not constituting real property or improvements.  SGC’s obligations are guaranteed by SNFGC, STGC, SEGC and LGCC.

The Senior Secured Revolving Loan Agreement contains certain financial covenants requiring minimum consolidated EBITDA of $160 million (on a rolling 12 month basis) and compliance with certain leverage  and coverage ratios. The Senior Secured Revolving Loan Agreement also contains additional customary covenants, including covenants restricting the incurrence of additional indebtedness, the creation of additional liens, and the disposition of assets. As of September 30, 2008, SGC was in compliance with all covenants in the Senior Secured Revolving Loan Agreement.

As of September 30, 2008, at SGC’s request, the lender under the Senior Secured Revolving Loan Agreement had issued letters of credit totaling $16.8 million, $11.2 million of which may be drawn upon to fund the purchase of certain parcels within the 50 acre “footprint” described in the Compact with New York State and designated for ownership by the Nation, with the remaining $5.6 million issued in connection with workers compensation policies and certain other contracts, as required.  As of September 30, 2008, $33.2 million was available under the Senior Secured Revolving Loan Agreement.

On October 29, 2008, SGC borrowed $20.0 million under the Senior Secured Revolving Loan Agreement.

12. Long-Term Debt

Long-term debt, as described below, consists of the following:

	September 30,
	2008	2007
	(In Thousands)

2004 7¼% Senior Notes due 2012	$300,000	$300,000
2005 7¼% Senior Notes due 2012 plus unamortized discount of $3,647 and $4,653, respectively	196,353	195,347
	$496,353	$495,347
Less current maturities of long-term debt	—	—
Long-term debt	$496,353	$495,347

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

On May 23, 2005, SGC issued an additional $200.0 million in 7¼% senior notes due 2012, Series B, or the 2005 senior notes. The 2005 senior notes are treated as a single class with the 2004 senior notes and are identical to the 2004 senior notes, except for certain tax attributes and prior to November 1, 2005 the amount of interest accrued thereon.  The $200.0 million senior notes were issued at a discount of $7.0 million.  The discount is being amortized on a straight-line basis over the term of the senior notes which amounted to approximately $1.0 million for the year ended September 30, 2008.  Gross proceeds on the 2005 senior notes were approximately $193.0 million.  Such proceeds were, or will be, used to (a) pay in full and terminate on May 23, 2005, the senior secured term loan, or the Term Loan, made by Freemantle Limited, or Freemantle, to SNFGC in November 2002, for a negotiated amount of approximately $126.7 million, representing $80.0 million in outstanding principal and approximately $46.7 million for interest on such principal, at a prescribed interest rate, that would have otherwise been payable if the Term Loan had not been paid on May 23, 2005, but was instead paid 8½ months prior to its November 22, 2007 stated maturity, (b) to fund certain costs associated with the expansion of our operations, (c) to pay the fees and expenses associated with the offering of the 2005 senior notes, and (d) for general corporate purposes.  Interest on the 2004 and 2005 senior notes is payable semi-annually on November 1 and May 1. The 2004 and 2005 senior notes are unsecured and rank equally. As of September 30, 2008, aggregate accrued interest and unamortized debt discount costs on the 2004 and 2005 senior notes were $15.1 million and $3.6 million, respectively.

The Indenture governing the 2004 and 2005 senior notes contains certain financial and non-financial covenants. The financial covenants include limitations on restricted payments and the incurrence of indebtedness, while the non-financial covenants include reporting obligations and compliance with laws and regulations. As of September 30, 2008, SGC was in compliance with all covenants in the Indenture.

Maturities of the Company’s long-term debt are as follows:

Maturities
(in Thousands)
Fiscal year ended September 30:
2009	—
2010	—
2011	—
2012	500,000
2013	—
Thereafter	—
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

The SNFGC Head Lease (dated October 25, 2002) has a term of 21 years and covers use of the land and certain improvements existing at the commencement of such lease, principally including structures formerly known as the Niagara Falls Convention Center and Lackey Plaza.  As of October 1, 2005, monthly lease payments under the SNFGC Head Lease were $1,287,500.  Effective October 1, 2006, the lease payments were increased by 3% to $1,326,125 per month, and effective October 1, 2007, the lease payments were increased by an additional 3% to $1,365,909 per month, in each case as approved by the board of directors of SGC and SNFGC.  Pursuant to the terms of the Amended and Restated SNFGC Head Lease entered into on March 27, 2008 and effective October 1, 2007, lease payments were further increased , at the request of the Nation, to $2,033,333 per month, with such increase effective as of October 1, 2007.  On August 1, 2008, at the request of the Nation, SGC approved an increase in the SNFGC Head Lease to $3,083,333 per month, effective October 1, 2008, and to $3,666,667 per month, effective October 1, 2009.  Such additional increases are conditioned upon compliance with the applicable requirements of the senior notes Indenture related to affiliate transactions, and are subject to compliance with all commitments legally binding upon the Nation or SNFGC, or to which the premises (described in the lease) are subject.  The foregoing October 1, 2008 and October 1, 2009, rent increases have not been implemented by the parties as they continue to take the steps required to comply with SGC’s senior notes Indenture.  Lease payments may be further increased upon agreement of the parties, provided that no increase may contravene, or constitute a default under, any agreement, indenture, instrument or other commitment legally binding upon the Nation or SNFGC, or to which the premises (described in the lease) are subject.

The STGC (effective as of May 1, 2004) and SEGC (effective as of April 1, 2006) Head Leases were formerly oral agreements, which were memorialized in writing on March 2, 2007.  Both of these Head Leases cover use of the land which is currently being used or is expected to be used in operating the Seneca Allegany Casino and Hotel and Seneca Buffalo Creek Casino, respectively.  The STGC and SEGC Head Leases are effective until the date 21 years after the commencement of the Nation’s Class III gaming operations under the Compact.  With respect to the STGC Head Lease, as of October 1, 2005, monthly lease payments were $1,287,500.  Payments were increased by 3%, effective October 1, 2006, to $1,326,125 per month, and by an additional 3%, effective October 1, 2007, to $1,365,909 per month, in each case as approved by the board of directors of STGC.  Pursuant to an amendment to the STGC Head Lease entered into on March 27, 2008, and effective as of October 1, 2007, the lease payments were increased , at the request of the Nation, to $1,691,667 per month.  On August 1, 2008, at the request of the Nation, SGC approved increases in the lease payments under the STGC Head Lease to $2,166,666 per month effective October 1, 2008, and to $2,666,667 per month effective October 1, 2009.  With respect to the SEGC Head Lease,  for the first six months of the term, SEGC made monthly lease payments of $520,000 to the Nation.  Payments were increased, effective October 1, 2006, to $1,250,000, and by an additional 3%, effective October 1, 2007 to $1,287,500, in each case as approved by the board of directors of SEGC.  Pursuant to an amendment to the SEGC Head Lease entered into on March 27, 2008, and effective as of October 1, 2007, the lease payments were increased, at the request of the Nation, to $1,441,667 per month.  On August 1, 2008, at the request of the Nation, SGC approved an increase in the lease payments under the SEGC Head Lease to $1,500,000 per month effective October 1, 2008.  The August 1, 2008 STGC and SEGC lease payment increases are conditioned upon compliance with applicable requirements of the senior notes Indenture related to affiliate transactions, and are subject to compliance with all commitments legally binding upon the Nation, STGC or SEGC, as the case may be, or to which the premises (described in the lease) are subject.  The foregoing October 1, 2008 and October 1, 2009, rent increases have not been implemented by the parties as they continue to take the steps required to comply with SGC’s senior notes Indenture.  Lease payments under the STGC and SEGC Head Leases may be further increased upon agreement of the parties, provided that no increase may contravene, or constitute a default under any agreement, indenture, instrument or other commitment legally bining upon the Nation, STGC or SEGC, respectively, or to which the premises (described in the leases) are subject.

Expenses resulting from the above lease agreements were as follows for the fiscal years ended September 30:

	2008	2007	2006
	(In Millions)
SNFGC	$24.4	$15.9	$15.5
STGC	20.3	15.9	15.5
SEGC	17.3	15.0	3.1
	$62.0	$46.8	$34.1

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

Other Related-Party Transactions

On July 14, 2005, STGC entered into a construction management agreement with Seneca Construction Management Corporation, or SCMC, a wholly owned corporation of the Nation, to manage the construction of the new 212-room hotel and casino at Seneca Allegany Casino.    This project was completed and the hotel opened on March 30, 2007 at a cost of approximately $169.0 million, including equipment and furnishings.  Effective September 1, 2005, SNFGC entered into a construction management agreement with SCMC for the completion of the luxury hotel project at Seneca Niagara Casino.  The hotel was partially opened on December 15, 2005, and completely opened on March 31, 2006.  Total cost of the project was $234.0 million, including equipment and furnishings.  Effective as of December 1, 2005, SEGC entered into an agreement with SCMC for the demolition and land preparation work in connection with the site for the Seneca Buffalo Creek Casino.  This work was completed at a cost of $2.8 million.  For the fiscal years ended September 30, 2008, 2007, and 2006, SNFGC, STGC and SEGC have collectively made payments to SCMC for construction management fees and other costs of

$6.4 million, $4.2 million, and $8.0 million, respectively.  In November 2006, SEGC entered into a construction management agreement with SCMC to manage the construction of the temporary Buffalo Creek Casino.  This project was completely opened on July 3, 2007 with a cost of approximately $6.8 million, including equipment and furnishings. In June 2007, STGC entered into a letter of intent with SCMC to manage the fourth phase of construction at Seneca Allegany Casino and Hotel , including, in particular, conversion of the former temporary casino facility into an events center and related improvements. This project was completed in March 2008 and cost $29.3 million including equipment and furnishings.  In October 2007, SEGC entered into a letter of intent with SCMC to manage the construction of the $333 million permanent Seneca Buffalo Creek Casino and Hotel.  Construction on this project was suspended in August 2008.  Prior to suspension of construction, construction costs were approximately $51.5 million.

As of January 1, 2005, the Company transferred all Class II operations to the Nation, including its poker operations.  The Company leases space within both Seneca Niagara Casino & Hotel and Seneca Allegany Casino to the Nation for operation of the poker rooms.  During 2008, 2007, and 2006 the Company recorded $822,000, $695,000 and $806,000 of rental income, respectively, and at September 30, 2008 and 2007, the Company has recorded $81,000 and $58,000, respectively, as a receivable from the Nation relating to poker room rentals.

During 2008 and 2007, the Company declared cash distributions to the Nation of $42.0 million and $81.4 million, respectively.  Cash distributions of $66.0 million and $57.4 million were paid in 2008 and 2007, respectively.

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

The Company is charged by the Nation for SGA costs, which are incurred by the Nation. SGA costs charged to the Company were approximately $10.9 million in 2008, $10.3 million in 2007 and $9.8 million in 2006. The Company also incurs costs, which are passed through the Nation, for New York State gaming regulatory services, New York State Police, Seneca Nation of Indian Marshals, Buffalo Police and Cattaraugus Sheriff Department services. The Company has recorded expenses of approximately $9.6 million in 2008, $10.4 million in 2007 and $8.8 million in 2006 in connection with these services.  At September 30, 2008 and 2007, approximately $27.9 million and $23.2 million, respectively, of the SGA, other regulatory, and police costs are recorded as accrued regulatory costs in the accompanying consolidated balance sheets.

STGC leases office space in a building owned by the brother of a member of the Company’s board of directors.  During the fiscal years ended September 30, 2008, 2007, and 2006 such lease payments totaled approximately $233,000, $246,000 and $261,000, respectively.

SNFGC, STGC and SEGC, through a competitive bidding process, have purchased goods and services from DRJ Enterprises, which is owned by the brother-in-law of the Chairman of SGC. Payments to DRJ Enterprises totaled $707,000 and $1,039,000 for the fiscal years ended September 30, 2008 and 2007, respectively.

14. Commitments and Contingencies

Distribution Agreement Obligations

On April 27, 2007, SGC entered into a Distribution Agreement among the Nation, the Seneca Nation of Indians Capital Improvements Authority, or the Authority, SGC and Wells Fargo Bank, as Trustee, in connection with the Authority’s issuance in two series (one tax exempt and the other taxable) of an aggregate principal amount of $159,495,000 special obligation bonds, or the 2007 Bonds.  The Distribution Agreement obligates SGC, subject to any contractual restrictions applicable to SGC (including, but not limited to, those contained in the Indenture governing SGC’s 2004 and 2005 senior notes), to make monthly distributions to the Nation at the times and in the amounts necessary to enable the Authority to pay the debt service on the 2007 Bonds as required under the Authority’s indenture.  At the direction of the Nation and the Authority, SGC will pay such distributions directly to the Trustee.  The Authority’s debt service commences on June 1, 2007.  For the period from June 1, 2007 through November 1, 2007, the Authority’s debt service averaged approximately $0.9 million per month. For the period from December 1, 2007 through June 1, 2008, the Authority’s debt service averages approximately $1.7 million per month. In June 2008, it was determined that the amortization (debt service) schedule upon which the foregoing $1.7 million monthly payment was made, was incorrect.  A corrected amortization schedule was provided and, after giving effect to a resulting credit for amounts overpaid, for the period from January 1, 2008 through December 1, 2023, the Authority’s debt service averages approximately $1.2 million per month. The foregoing debt service averages are based on scheduled payments of interest and principal under the Authority’s indenture and bonds and do not address the effects of any earlier call for redemption, by acceleration or otherwise.  The Distribution Agreement provides that neither the Trustee nor the Authority’s bondholders will have any recourse under the Distribution Agreement to any revenues, assets or property of SGC or its subsidiaries should SGC fail to comply with its distribution obligations.  For the period ended September 30, 2008, SGC distributed to the Nation $14.9 million for the Authority’s debt service on the special obligation bonds.

Litigation

Citizens Against Casino Gambling in Erie County v. Kempthorne (1:06-cv-00001-WMS (WDNY)) (formerly Citizens Against Casino Gambling v. Norton) – CACGEC I

In January 2006, an action was filed in the United States District Court, Western District of New York by various plaintiffs against the United States Department of Interior, the National Indian Gaming Commission and three individuals in their official capacities as Secretary of the Interior, Acting Assistant Secretary of the Interior for Indian Affairs and Chairman of the NIGC.  The action seeks declaratory and injunctive relief under the Administrative Procedure Act, the Declaratory Judgments Act, the National Historic Preservation Act, or NHPA, the National Environmental Policy Act, or NEPA, and the Indian Regulatory Gaming Act and is principally directed at the decisions and actions of the defendants that permit the construction and operation of our Seneca Buffalo Creek Casino.  The plaintiffs claim that the defendants have failed to comply with NEPA, NHPA, and IGRA and have requested that the court take numerous actions including declaring that the two parcels consisting of approximately nine acres in Buffalo, New York, or Buffalo Parcels, acquired by the Nation pursuant to SNLCSA are not Indian lands within the meaning of IGRA and declaring that the Nation’s Compact violates IGRA. On November 1, 2006, oral argument was heard on the defendant’s motion to dismiss for lack of jurisdiction, on the Nation’s amicus motion to dismiss based upon failure to join the Nation as a necessary party and sovereign immunity, and on the plaintiff’s motion for summary judgment.

On January 12, 2007, the district court vacated the NIGC’s approval of the Nation’s 2002 gaming ordinance as it pertains to gaming conducted on the Buffalo Parcel and remanded the decision to the NIGC to determine whether the Buffalo Parcels constitute “Indian Lands” under IGRA.  The court also granted the defendant’s motion to dismiss for lack of subject matter jurisdiction, denied the Nation’s motion to dismiss (holding, in part, that the Nation was not a necessary party because the U.S. government’s interests were aligned with those of the Nation and that the U.S. government (through the U.S. Department of Justice) was vigorously defending the case), and denied, as moot, the plaintiff’s motion for summary judgment.  In reaching its decision to dismiss on the basis of a lack of subject matter jurisdiction, the court determined that, notwithstanding the U.S. Department of Interior’s prior determination that the Nation’s Buffalo Creek Territory constitutes “Indian Lands” within the meaning of the IGRA, the NIGC must make its own “Indian Lands” determination, and ordered that the Nation’s 2002 gaming ordinance (which had been approved by the NIGC) be vacated insofar as it permits Class III gaming on the Nation’s Buffalo Creek Territory. The court specifically limited its holding to the Nation’s Buffalo Creek Territory. After the court denied the government’s motion for reconsideration, both the plaintiffs and the defendants appealed.  On January 29, 2007, the U.S. Department of Justice filed a motion for reconsideration, which was denied by the court on April 20, 2007, noting that the government asserted no new arguments.

On June 9, 2007, the Nation enacted and submitted to the NIGC an amended gaming site-specific Class III gaming ordinance.  The amended ordinance was identical to the prior approved ordinance, except the new Ordinance’s definition of “Nation Lands” now contains a site-specific legal description of the Buffalo Parcels.  The definition also states that the land specified is held by the Nation in restricted fee pursuant to the SNLCSA.  On June 19, 2007, the defendants and plaintiffs filed notices of appeal.  On June 25, 2007, the plaintiffs filed a motion for a stay of the proceedings remanded to the NIGC pending the outcome of the appeal.  The NIGC approved the new ordinance on July 2, 2007.  On July 3, 2007, the defendants filed a notice of NIGC approval of the ordinance revising the definition of “Nation Lands”.  On August, 6, 2007, the defendants filed a response to the plaintiffs’ motion to stay, stating that the gaming ordinance at issue in this case is superseded by the

Nation’s June 9, 2007, site-specific ordinance, approved by the NIGC on July 2, 2007.  This, the U.S. argues, moots the case as to the NIGC and moots the motion for a stay pending appeal.

The U.S. Department of Justice has discontinued its appeal of the January 12, 2007 order in the initial CACGEC federal suit.  On November 9, 2007, the Second Circuit Court of Appeals stayed the plaintiffs’ appeal pending the resolution of the second federal court action described below (Citizens Against Casino Gambling v. Hogen (1:07-cv-00451-WMS (WDNY)).

Although the court permitted the Nation to file a brief as amicus curiae, the Nation is not a party to this action, and as such, neither it nor SGC has the ability to direct or control any aspect of the litigation.

If the plaintiffs are successful, the Nation could be unable to conduct any gaming upon lands acquired by the Nation pursuant to the SNLCSA.

Citizens Against Casino Gambling in Erie County v. Hogen (1:07-cv-00451-WMS (WDNY)) – CACGEC II

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

In response to ongoing events in the litigation, on July 16, 2008, the Nation submitted a new gaming ordinance to the NIGC, so that the NIGC could consider the applicability of new Department of Interior regulations concluding that lands like Buffalo Creek Territory are exempt from Section 20 of IGRA’s prohibition on gaming.

On July 22, 2008, the United States filed a motion responding to the plaintiffs motion to enforce and requesting that the case be remanded to the NIGC for further consideration. The remand motion is based upon significant changes in the controlling law, as interpreted by the U.S. Department of Interior.  The Seneca Nation of Indians simultaneously filed an amicus brief supporting the United States’ motion for remand to the NIGC and opposing the plaintiffs’ motion to enforce.  On August 26, 2008, the court issued its decision on the foregoing motions and granted the plaintiffs’ request that the court enforce its July 8, 2008 decision and order to the extent that the NIGC and its Chairman are directed to carry out their enforcement duties under IGRA. The plaintiffs’ motion was denied to the extent that they requested an order that would divest the NIGC of its discretion to determine the type of enforcement action to take.

On September 3, 2008, the Chairman of the NIGC issued a “notice of violation” or “NOV” to the Nation as a result of the August 26, 2008 decision. The NOV asserts that the Nation has violated IGRA by operating the Seneca Buffalo Creek Casino without an approved Class III gaming ordinance for that facility because the gaming ordinance for those lands authorized gaming on lands in Buffalo that the district court deemed ineligible for gaming.  The NOV further states that although the

NIGC disagrees with the district court’s interpretation of IGRA regarding the Buffalo Creek parcel’s eligibility for gaming under IGRA, the NIGC, at the current time, was bound by the district court’s ruling as to this particular land parcel absent reconsideration by the district court or reversal on any appeal.  Consequently, the Chairman issued the NOV. The NOV was not accompanied by a closure order or an assessment of a civil fine. The NOV further states that the Chairman of the NIGC may modify the measures required to correct the alleged violation if the NIGC approves the Nation’s July 16, 2008 gaming ordinance amendments.  The Nation immediately appealed the NOV issuance and the administrative appeal is still pending before an independent administrative law judge.  The NIGC requested a stay of the NOV appeal.

On October 21, 2008, the plaintiffs filed a motion seeking an order from the court that would require the Chairman of the NIGC to issue orders immediately halting gaming at the Seneca Buffalo Creek facility and holding the NIGC Chairman in contempt for not doing so sooner.

On October 24, 2008, the U.S. Department of Justice filed a notice of appeal relating to the court’s July 8, 2008 ruling on whether gaming is permitted on Nation lands in Buffalo, in addition to the court’s August 26 orders (directing the NIGC to issue the NOV and denying the U.S. government’s motion to remand the case to the NIGC for an administrative decision on the basis of significant changes in controlling regulation).

On November 4, 2008, the Seneca Nation of Indians filed a motion for leave to file an amicus brief in response to the plaintiffs’ motion to enforce and motion to hold NIGC Chairman Hogen in contempt for failing to close the Buffalo Creek casino.  The United States also filed a response on that day.  On November 14, 2008, the plaintiffs’ filed a reply brief requesting additional time to respond to the Nation’s amicus brief if the court granted the Nation’s motion allowing it to submit an amicus brief.  On November 17, 2008, the court granted the Nation’s motion to file the amicus brief and to be heard at argument.  The court further ordered that the Nation formally file its amicus brief by November 20, 2008, which it did, and set a December 2, 2008 deadline for filing responses to the Nation’s brief.

On December 2, 2008, the plaintiffs filed their response to the Nation’s amicus brief.  The plaintiffs’ October 21, 2008 motion remains under advisement.

If the plaintiffs are successful, the Nation could be unable to conduct any Class III gaming upon lands acquired by the Nation pursuant to the SNLCSA, including the Buffalo Creek Territory.

Scott v. Pataki (NYS Supreme Court, Erie County, Index No. 001189/06)

On February 1, 2006, an action was filed in the New York Supreme Court, County of Erie, by various petitioners against George E. Pataki, in his official capacity as Governor of the State of New York; State Gaming Officials of the New York State Wagering Board; City of Buffalo; Common Council of the City of Buffalo; Anthony Masiello in his previous capacity as Mayor of Buffalo; Byron Brown in his capacity as Mayor of Buffalo; City of Buffalo Department of Public Works; Buffalo Sewer Authority; and Niagara Frontier Transportation Authority.  The action initially sought declaratory andinjunctive relief under the State Environmental Quality Review Act, or SEQRA,; the First Parks, Recreation, Historic Preservation Law, or PRHPL; First City Environmental Review Ordination, or CERO; and Freedom of Information Law, or FOIL, and is principally directed at the decisions and actions of the defendants in connection with our Seneca Buffalo Creek Casino.  The plaintiffs initially claimed that the defendants had failed to comply with SEQRA, PRHPL, CERO and FOIL and requested that the court take numerous actions including directing compliance with SEQRA, PRHPL, CERO and FOIL and restraining further action relating to the development of our Seneca Buffalo Creek Casino.  In May 2006, the petitioners further sought to enjoin demolition activity on the nine acre casino site, but the court declined to grant a preliminary injunction preventing demolition.  In June 2006, the petitioners amended their Petition to drop their claims against Governor Pataki, the State Gaming Officials and the Niagara Frontier Transportation Authority, and added the Buffalo Department of Economic Development, Permits and Inspections as a party. The amended Petition also dropped all claims except for the SEQRA and CERO claims. In October 2006, the plaintiffs moved for an injunction to prevent an agreement between SEGC and the City of Buffalo (relating to the development of the Seneca Buffalo Creek Casino) from being executed and performed, which motion was denied based upon a failure to show a likelihood of success on the merits.  The plaintiffs appealed this ruling to the New York Supreme Court Appellate Division.  On March 16, 2007, the Appellate Division unanimously affirmed the denial of the injunction.

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

If the plaintiffs were successful, the Nation could be delayed in the completion of the Seneca Buffalo Creek Casino and Hotel or could be unable to complete the Seneca Buffalo Creek Casino and Hotel.  Certain of these petitioners are also plaintiffs in the federal lawsuits filed by Citizens Against Casino Gambling in Erie County referenced above.

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

On October 5, 2007, the plaintiff filed a motion to further amend the complaint to include as defendants (1) Maurice

John, as President of the Seneca Nation of Indians; (2) E. Brian Hansberry, as the new President and CEO of the Seneca Gaming Corporation (replacing John Pasqualoni); (3) the Seneca Nation of Indians; and (4) the Seneca Gaming Corporation.  On October 25, 2007, the Seneca Nation of Indians filed a response in opposition to that motion asserting that (1) the motion to amend the complaint was not properly before the court because it is premised upon a finding that the Nation is a necessary and indispensible party, and (2) the motion to amend is futile because the Nation and its officers are protected by sovereign immunity.  As of December 16, 2008, the court had not ruled on this motion.

Dispositive motions to dismiss on behalf of both the plaintiff and the defendants have not yet been heard by the court.  In addition, still pending before the court is the motion on behalf of the Seneca entities and officers in opposition to being joined as defendants to the lawsuit on, among other things, sovereign immunity grounds.  If the plaintiff is successful in this lawsuit, the Nation would be unable to conduct any Class III gaming upon lands acquired pursuant to SNLCSA.

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

In 2002 and pursuant to the Compact, the Nation acquired from the State of New York approximately 24 acres of land and related improvements in the City of Niagara Falls, New York, including the then-Niagara Falls Convention Center.  The State of New York further agreed in the Compact to assist the Nation in whatever manner appropriate, including through the exercise of its power of eminent domain, to acquire the remaining acreage within the approximate 50-acre footprint in the City of Niagara Falls, New York, designated by New York State under the Compact for ownership by the Nation. The Compact specifically excluded approximately 1.5 acres of land within the footprint owned by a Roman Catholic Church.  Additionally, in July 2006, the Nation agreed to waive its right to acquire approximately one half acre of additional land within the footprint owned by End Time Handmaidens, Inc., a religious organization.  In return for the waiver, the Nation obtained a right of first negotiation and refusal with respect to the future sale of such land.  As a result of the carve-out relating to the parcels owned by the Roman Catholic Church, and the Nation’s agreement with End Time Handmaidens, the total acreage of the Niagara Territory upon completion of the condemnation process is anticipated to be approximately 48 acres.

SGC has obtained possession of, either through eminent domain proceedings or private purchase, substantially all of the remaining acreage within the footprint, other than certain streets owned by the City of Niagara Falls providing access to the above church parcels, and a bike path owned by the New York State Department of Transportation. SGC expects to acquire these remaining parcels in 2009.

With the exception of approximately 2 acres of land and a hotel property within the footprint together acquired for $7.9 million through a private sale in December 2005, substantially all of our post-2002 real property acquisitions in Niagara Falls, NY have been pursuant to New York State Eminent Domain Procedure Law, or EDPL, using the State’s power of eminent domain (through the Empire State Development Corporation, or ESDC.  The amounts paid to condemnees from whom the ESDC has acquired property are deemed to be advance payments, in that property owners are entitled to reserve their rights to challenge the land and improvement values determined by the condemnor’s appraisers.  The ESDC has made advanced payments under the EDPL of approximately $31.5 million for the condemned parcels within the footprint including, in particular, approximately 18 acres of land and related fixtures (a former water park) for an aggregate advanced payment of $18.0 million, and another hotel property for an aggregate advanced payment of $8.2 million (excluding fixtures).    See Note 11.

Pursuant to the EDPL, New York state courts will determine the final purchase price to be paid to condemnees who elect to challenge the initial appraised value of their property.  To date, all record owners from whom property was acquired pursuant to the EDPL have reserved rights to claim additional compensation.  Four record owners have filed notices of claim to challenge the fair market value appraisals utilized by ESDC.   On July 26, 2006, Fallsite LLC and Fallsville Splash, LLC have filed notices of claim (Index Nos. 126578/06 and 126578/06) in the amounts of $40.0 and $35.0 million for land and trade fixtures, respectively, relating to a small former water park within the footprint.  ESDC’s fair market appraisal value for the foregoing was approximately $17.0 million.  On August 24, 2007, Intertrust Development has filed a notice of claim for $15.8 million (Index No. 127113/06) for land and trade fixtures associated with a former Holiday Inn hotel within the footprint. ESDC’s fair market appraisal value for the foregoing was $8.2 million.  Valuation proceedings with regard to the former water park and Holiday Inn properties are underway with expected completion in early 2009.  Additionally, on March 28, 2007, JFD Holdings had filed a notice of claim (Index No. 127113/06) for an unspecified amount for land and trade fixtures associated with a former Pizza Hut retaurant within the footprint.  ESDC’s fair market appraisal for the foregoing was approximately $0.4 million.   Valuation proceedings with regard to the former water park is underway with expected completion in early 2009. SGC is finalizing a settlement regarding the former Holiday Inn property which has been approved by the SGC board of directors, but remains subject to approval of the Nation’s Council.

If a court determines that the value for the land and improvements is higher than the appraised value paid to a condemnee, then SGC may be liable to the condemnee for the difference and potentially also responsible for certain additional costs and payments to the condemnee, such as attorneys’ fees.  As of September 30, 2008, a reserve in the amount of $6.4 million was established for such matters included as a component of other current liabilities on SGC’s consolidated balance sheet.

SGC is a defendant in other litigation from time to time in the normal course of business. In the opinion of management, based on the advice of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse effect on SGC’s financial condition or results of operations.

The Seneca Nation Compact

As part of its Compact, the Nation agrees to contribute to the State of New York a portion of the proceeds from the operation and conduct of each category of Gaming Device for which exclusivity exists, based on the win of such machines (cash dropped into machines, after payouts but before expenses) and totaled on a cumulative quarterly basis to be adjusted annually at the end of the relevant calendar year.  However, beginning in February 2005, the Company began advancing to the Nation on a monthly basis the exclusivity fee due for the prior month.  The exclusivity fee to the State of New York for years 1—4 (through December 31, 2006), is 18.0%, payable on an annual basis. Thereafter, the exclusivity fee is 22% for years 5—7 (through December 31, 2009), payable on a semi-annual basis and 25.0% for years 8—14 (through December 31, 2016), payable on a quarterly basis.

Amounts payable for exclusivity fees were $9.2 million and $9.3 million at September 30, 2008 and 2007, respectively, and are recorded as exclusivity fees payable on the accompanying consolidated balance sheets. The exclusivity fee expense was $115.7 million, $103.3 million and $79.0 million for the years ended September 30, 2008, 2007 and 2006, respectively.

Additional Casino Locations and Expansion

As described in Note 1, the Compact provides the Nation the exclusive right to conduct Class III gaming activities at three sites in the western region of the State of New York.  The Company opened its third Class III casino on July 3, 2007 in a temporary facility in Buffalo New York.  The construction of the Company’s permanent casino at that site, as well as expansion by STGC at Seneca Allegany Casino and Hotel, and the golf course development in Lewiston, New York,  will require significant capital outlays. The ability to complete these projects by the targeted date, or at all, will depend on various factors including cash flow from operations, the availability of external financing with regard to one or more of the projects, certain Nation and governmental approvals, the effects of legal and/or administrative proceedings, and adherence to projected construction timelines.  In light of greater demands on our available cash, increased competition and challenging economic and capital market conditions, the Company, in consultation with the Nation, continues to evaluate the scope, phasing and timing of its expansion plans on the Allegany and Buffalo Creek territories, and is reassessing the scaling and scope of its clubhouse design and construction process to accommodate appropriate changes to its plans, if necessary.

Capital Projects

Seneca Allegany Casino and Hotel.  On March 30, 2007, the Company opened its 212 room resort hotel, including two fine dining restaurants, a 24-hour casual restaurant and certain other amenities, at the Seneca Allegany Casino and Hotel.  This expansion followed the December 28, 2006 official opening of the permanent gaming floor. The approximate cost of constructing and equipping the hotel and expansion project was $169.0 million.  In March 2008 the conversion of the former 120,000 square foot temporary casino at the Seneca Allegany Casino and Hotel into an events center, and additional administration space was completed at a cost of approximately $29.3 million.  The exterior landscaping and façade enhancements, originally planned as part of the conversion of the temporary casino, was deferred to the next phase of construction.  The next phase of construction, which provided for an additional 200 room hotel, 30,000 square feet of additional gaming space and related amenities, landscaping and exterior enhancements to the property as a whole, commenced in April 2008.  Construction on this phase of development at Seneca Allegany Casino and Hotel was suspended on August 27, 2008 due to various factors, including challenging economic and capital market conditions, demands on our available cash and increased competition and construction costs.  Construction is anticipated to continue upon the stabilization of economic and capital market conditions and at such a time when financing upon acceptable terms becomes available.  As of September 30, 2008, the Company has spent $11.0 million on design and construction relating to this phase of construction.

Seneca Buffalo Creek Casino and Hotel.  On July 3, 2007, the Company opened a temporary Class III gaming facility at the Seneca Buffalo Creek Territory site (6,000 square feet including 125 slot machines and a snack bar) at a cost of approximately $6.8 million.  In March 2008, the Company completed a 109 slot machine expansion (for a total of 244 slot machines) of the temporary Seneca Buffalo Creek Casino.  Construction of the permanent Seneca Buffalo Creek Casino and Hotel, originally expected to approximate $333.0 million, commenced in March 2008 and was anticipated to open in Summer 2010.  The permanent complex is expected to initially feature 90,000 square feet of gaming space with 2,000 slot machines and 46 table games and a 22-story all suite hotel with approximately 206 rooms.  Planned amenities include a pool, spa and salon, four restaurants, meeting rooms, a retail outlet and a 2,200-space parking garage.  Construction on this phase of development at Seneca Buffalo Creek Casino and Hotel was suspended on August 27, 2008 due to various factors, including challenging economic and capital market conditions, demands on our available cash and increased competition and construction costs.  Construction is anticipated to continue upon the stabilization of economic and capital market conditions and at such a time when financing with acceptable terms becomes available.  As of September 30, 2008, the Company has paid $70.0 million on the design and construction of the permanent casino and hotel.

Seneca Hickory Stick Golf Course.  In July 2007, the Company commenced construction of the Seneca Hickory Stick Golf Course, an 18-hole Robert Trent Jones II designed golf course. The golf course is located in Lewiston, New York and is approximately eight miles from the Seneca Niagara Casino and Hotel.  Completion of the golf course is currently scheduled for Spring 2009. To allow for proper grow-in of the course, it is anticipated that the official opening at the course will occur in  Spring 2010. The decision as to when to open the golf course for play will depend upon how well the course matures througout the 2009 growing season. As of September 30, 2008, the Company has paid $12.5 million on the construction with a total cost to construct the golf course, clubhouse and related amenities estimated to be approximately $25.5 million.  In light of greater demands on our available cash, increased competition and challenging economic and capital market conditions, the Company, in consultation with the Nation, continues to evaluate the scope, phasing and timing of its clubhouse design for the Seneca Hickory Stick Golf Course.

Operating Leases

In addition to the Head Leases with the Nation (Note 13), the Company rents land and building space, an employee parking lot, and warehouse space; and administrative space for its STGC casino facility, under various operating leases. The lease terms vary from yearly to 21 years with renewal options. Total rent expense under all operating leases for 2008, 2007 and 2006 was approximately $62.8 million, $54.4 million and  $40.6 million, respectively.  The terms of the 2004 and 2005 Senior Notes allow the monthly payments under the SNFGC, STGC, and SEGC head leases to increase up to 3.0% beginning no earlier than October 2005. Lease increases in excess of 3% are subject to additional requirements under the terms of the Indenture governing the Company’s senior notes and the Distribution Agreement.  Estimated minimum rents due under the operating leases (including the Head Lease and STGC land lease) are as follows:

(In Thousands)
Fiscal year ended September 30:
2009	62,296
2010	62,197
2011	62,000
2012	62,000
2013	62,000
Thereafter	620,000
$930,493

EXHIBIT INDEX

Exhibit No.	Description

3.1	Fifth Amended and Restated Charter of SGC (incorporated by reference to Exhibit 3.1 to SGC’s Annual Report on Form 10-K filed with the SEC on May 9, 2005).

3.2	Second Amended and Restated By-Laws of SGC (incorporated by reference to Exhibit 3.1 to SGC’s Annual Report on Form 10-K filed with the SEC on May 9, 2005).

3.3	Third Amended and Restated Charter of SNFGC (incorporated by reference to Exhibit 3.1 to SGC’s Annual Report on Form 10-K filed with the SEC on May 9, 2005).

3.4	Third Amended and Restated By-Laws of SNFGC (incorporated by reference to Exhibit 3.1 to SGC’s Annual Report on Form 10-K filed with the SEC on May 9, 2005).

3.5	Second Amended and Restated Charter of STGC (incorporated by reference to Exhibit 3.1 to SGC’s Annual Report on Form 10-K filed with the SEC on May 9, 2005).

3.6	Amended and Restated By-Laws of STGC (incorporated by reference to Exhibit 3.1 to SGC’s Annual Report on Form 10-K filed with the SEC on May 9, 2005).

3.7	Second Amended and Restated Charter of SEGC (incorporated by reference to Exhibit 3.1 to SGC’s Annual Report on Form 10-K filed with the SEC on May 9, 2005).

3.8	Amended and Restated By-Laws of SEGC (incorporated by reference to Exhibit 3.1 to SGC’s Annual Report on Form 10-K filed with the SEC on May 9, 2005).

3.9*	Charter of LGCC.

3.10*	By-Laws of LGCC.

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

4.3

Second Supplemental Indenture dated as of December 28, 2007, among SGC, the existing subsidiary guarantors party thereto, Lewiston Golf Course Corporation and Wells Fargo Bank, National Association, as trustee under the Indenture (incorporated by reference to Exhibit 4.1 to SGC’s Current Report on Form 8-K filed with the SEC on January 8, 2008).

4.4

Registration Rights Agreement, dated as of May 5, 2004, among SGC, the Guarantors party thereto and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities LLC and Wells Fargo Securities, LLC, as the Initial Purchasers (incorporated by reference to Exhibit 4.2 to SGC’s Registration Statement No. 333-117633 filed with the SEC on July 23, 2004).

4.5

Registration Rights Agreement, dated as of May 23, 2005, among SGC, the Guarantors party thereto and Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities LLC and Wells Fargo Securities, LLC, as the Initial Purchasers (incorporated by reference to Exhibit 4.2 to SGC’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2005).

4.6

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

4.7

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

4.8

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

10.4+

Employment Agreement, dated July 13, 2004, between SGC and Barry W. Brandon (incorporated by reference to Exhibit 10.9 to SGC’s Registration Statement No. 333-117633 filed with the SEC on July 23, 2004).

10.5+

Second Amended and Restated Employment Agreement, dated April 6, 2005, between SGC and John Pasqualoni (incorporated by reference to Exhibit 10.16 to SGC’s Annual Report on Form 10-K filed with the SEC on May 9, 2005).

10.6+

Amended and Restated Employment Agreement, dated July 13, 2004, between SGC and Joseph D’Amato (incorporated by reference to Exhibit 10.12 to SGC’s Registration Statement No. 333-117633 filed with the SEC on July 23, 2004).

10.7+

Amended and Restated Employment Agreement, dated July 13, 2004, between SGC and Michael F. Speller (incorporated by reference to Exhibit 10.13 to SGC’s Registration Statement No. 333-117633 filed with the SEC on July 23, 2004).

10.8+	Employment Agreement, dated April 28, 2005, between SGC and Rajat Shah (incorporated by reference to Exhibit 10.11 to SGC’s Annual Report on Form 10-K filed with the SEC on May 9, 2005).

10.9+

Amendment No. 1 to Employment Agreement, dated as of October 1, 2005, between SGC and Barry W. Brandon (incorporated by reference to Exhibit 10.20 to SGC’s Registration Statement No. 333-128443 filed with the SEC on November 30, 2005)

10.10+

Amendment No. 1 to Second Amended and Restated Employment Agreement, dated as of January 30, 2006, between SGC and John Pasqualoni (incorporated by reference to Exhibit 10.23 to SGC’s Amendment No. 3 to Registration Statement on Form S-4 filed with the SEC on February 2, 2006).

10.11+

Amendment No. 2 to Employment Agreement, effective as of September 14, 2006, between SGC and Barry W. Brandon (incorporated by reference to Exhibit 10.1 to SGC’s Current Report on Form 8-K filed with the SEC on September 20, 2006).

10.12+

Amendment No. 1 to Employment Agreement, effective as of September 14, 2006, between SGC and Rajat Shah (incorporated by reference to Exhibit 10.2 to SGC’s Current Report on Form 8-K filed with the SEC on September 20, 2006).

10.13+

Amendment No. 1 to Employment Agreement, entered into on September 14, 2006 and effective as of June 22, 2006, between SGC and Joseph D’Amato (incorporated by reference to Exhibit 10.3 to SGC’s Current Report on Form 8-K filed with the SEC on September 20, 2006).

10.14+

Amendment No. 1 to Employment Agreement, entered into on September 14, 2006 and effective as of June 22, 2006, between SGC and Michael Speller (incorporated by reference to Exhibit 10.4 to SGC’s Current Report on Form 8-K filed with the SEC on September 20, 2006).

10.15+

Employment Agreement, dated December 15, 2006, and effective as of June 22, 2006, between Seneca Gaming Corporation and Patrick M. Fox (incorporated by reference to Exhibit 10.29 to SGC’s Annual Report on Form 10-K filed with the SEC on December 18, 2006).

10.16

Agreement between the City of Buffalo, New York, Seneca Gaming Corporation, Seneca Erie Gaming Corporation and the Seneca Nation of Indians, effective November 9, 2006 (incorporated by reference to Exhibit 10.1 to SGC’s Current Report on Form 8-K filed with the SEC on November 14, 2006).

10.17+	Separation Agreement between SGC and John Pasqualoni effective February 7, 2007 (incorporated by reference to Exhibit 10.1 to SGC’s Current Report on Form 8-K filed with the SEC on February 7, 2007).

10.18+	Separation Agreement between SGC and Joseph D’Amato effective February 7, 2007 (incorporated by reference to Exhibit 10.2 to SGC’s Current Report on Form 8-K filed with the SEC on February 7, 2007).

10.19	Head Lease Agreement between STGC and the Nation dated February 28, 2007 (incorporated by reference to Exhibit 10.1 to SGC’s Current Report on Form 8-K filed with the SEC on March 7, 2007).

10.20	Head Lease Agreement between SEGC and the Nation dated February 28, 2007 (incorporated by reference to Exhibit 10.2 to SGC’s Current Report on Form 8-K filed with the SEC on March 7, 2007).

10.21+

Employment Agreement, dated April 10, 2007, and effective as of March 6, 2007, between SGC and Robert Victoria (incorporated by reference to Exhibit 10.1 to SGC’s Current Report on Form 8-K filed with the SEC on April 16, 2007).

10.22+

Employment Agreement, dated April 12, 2007, and effective as of February 7, 2007, between SGC and E. Brian Hansberry (incorporated by reference to Exhibit 10.1 to SGC’s Current Report on Form 8-K/A filed with the SEC on April 18, 2007).

10.23

Distribution Agreement, dated April 27, 2007, among the Nation, the Seneca Nation of Indians Capital Improvements Authority, SGC and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 10.1 to SGC’s Current Reporat on Form 8-K filed with the SEC on May 1, 2007).

10.24

Amended and Restated Head Lease Agreement between Seneca Niagara Falls Gaming Corporation and the Seneca Nation of Indians effective as of October 1, 2007 (incorporated by reference to Exhibit 10.1 to SGC’s Current Report on Form 8-K filed on April 1, 2008).

10.25

First Amendment to Head Lease Agreement between Seneca Territory Gaming Corporation and the Seneca Nation of Indians effective as of October 1, 2007 (incorporated by reference to Exhibit 10.2 to SGC’s Current Report on Form 8-K filed on April 1, 2008).

10.26

First Amendment to Head Lease Agreement between Seneca Erie Gaming Corporation and the Seneca Nation of Indians effective as of October 1, 2007 (incorporated by reference to Exhibit 10.3 to SGC’s Current Report on Form 8-K filed on April 1, 2008).

10.27+

Separation Agreement between Seneca Gaming Corporation and Patrick M. Fox dated April 8, 2008 and effective as of April 11, 2008 (incorporated by reference to Exhibit 10.1 to SGC’s Current Report on Form 8-K filed on April 8, 2008).

10.28+

Employment Agreement between Seneca Gaming Corporation and Catherine A. Walker, dated as of March 16, 2008 (incorporated by reference to Exhibit 10.1 to SGC’s Current Report on Form 8-K filed on May 1, 2008).

10.29

Loan Agreement by and among Seneca Gaming Corporation and KeyBank National Association dated as of June 19, 2008 (incorporated by reference to Exhibit 10.1 to SGC’s Current Report on Form 8-K filed on June 25, 2008).

10.30

Employment Agreement, effective as of July 1, 2008, between Seneca Gaming Corporation and David Sheridan (incorporated by reference to Exhibit 10.1 to SGC’s Current Report on Form 8-K/A filed on October 28, 2008).

10.31+*	Employment Agreement, effective as of June 26, 2008, between Seneca Gaming Corporation and Robert Chamberlain.

21.1*	List of SGC subsidiaries.

24.1*	Power of Attorney (included on the signature page of this Annual Report).

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

*              Filed herewith.

+              Management contract or compensatory plan or arrangement