Form 10-Q
period 2008-12-31
Seneca Gaming Corp
filed 2009-02-17
CIK 1296785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Yes ☐   No ☒

At February 17, 2009, the registrant had no outstanding shares of common stock. The registrant is wholly owned by the Seneca Nation of Indians.

ii

PART I.  FINANCIAL INFORMATION

Item I.                                                              Financial Statements

SENECA GAMING CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	September 30,
	2008	2008
	(Dollars in Thousands)
Assets
Current assets:
Cash and cash equivalents	$51,308	$53,305
Short-term investments	200	300
Receivables, net	2,708	2,705
Inventories	4,284	4,196
Other current assets	9,062	9,127
Total current assets	67,562	69,633

Property and equipment, net	794,800	799,335
Other long-term assets	66,689	66,750

Total assets	$929,051	$935,718

Liabilities and Capital
Current liabilities:
Trade payables	$1,873	$3,368
Construction payables	15,786	29,619
Distributions payable to Nation	20,000	24,000
Exclusivity fees payable	7,441	9,234
Accrued interest payable	6,042	15,104
Accrued regulatory costs	30,426	27,888
Accrued gaming liabilities	16,625	15,657
Accrued payroll and related liabilities	10,690	10,138
Other current liabilities	17,749	13,511
Senior secured revolving loan payable	20,000	—
Total current liabilities	142,632	148,519

Long-term debt	496,605	496,353

Total liabilities	639,237	644,872

Capital:
Retained earnings	285,814	290,846

Total liabilities and capital	$929,051	$935,718

See accompanying notes to consolidated financial statements.

SENECA GAMING CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND CHANGES IN CAPITAL

(Unaudited)

	Three Months Ended December 31,
	2008	2007
	(Dollars in Thousands)

Revenues:
Gaming	$137,023	$150,080
Food and beverage	14,204	14,814
Lodging	6,296	7,313
Retail, entertainment and other	6,440	6,671
Gross Revenue	163,963	178,878
Less: Promotional allowances	(25,244)	(28,678)
Net revenues	138,719	150,200

Expenses:
Gaming	37,225	41,438
Food and beverage	11,207	12,616
Lodging	3,453	3,763
Retail, entertainment and other	3,557	3,843
Advertising, general and administrative	49,500	49,523
Pre-opening costs	58	93
Depreciation	12,587	13,642

Total operating expenses	117,587	124,918

Operating income	21,132	25,282

Other non-operating expenses	(113)	(3,750)
Interest income	58	748
Interest expense	(9,603)	(9,871)

Net income	$11,474	$12,409

Beginning capital balance	290,846	230,244
Cash distributions declared to the Nation	(16,506)	(4,628)
Ending capital balance	$285,814	$238,025

See accompanying notes to consolidated financial statements.

SENECA GAMING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	December 31,
	2008	2007
	(Dollars in Thousands)
Cash flows relating to operating activities:

Net income	$11,474	$12,409
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,587	13,642
Loss on disposal of assets	24	63
Amortization of deferred financing costs, debt discount	810	809
Other than temporary decline in investments	100	3,750
Provision for bad debts	75	90

Change in operating assets and liabilities:
Current assets	(101)	1,228
Long-term assets	—	(3)
Current liabilities	(4,054)	(5,305)

Net cash provided by operating activities	20,915	26,683

Cash flows relating to investing activities:
Purchases of property and equipment	(21,909)	(24,353)
Land acquisition costs	(497)	(3,566)
Deposits to restricted cash	—	(849)
Sale of investments, net	—	14,600

Net cash used in investing activities	(22,406)	(14,168)

Cash flows relating to financing activities:
Proceeds from senior secured revolving loan agreement	20,000	—
Distributions paid to the Nation	(20,506)	(16,628)

Net cash used in financing activities	(506)	(16,628)

Net decrease in cash	(1,997)	(4,113)

Cash balances:
Beginning of period	53,305	78,662

End of period	$51,308	$74,549

See accompanying notes to consolidated financial statements.

SENECA GAMING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      Organization and Basis of Presentation

The consolidated financial statements include the accounts of Seneca Gaming Corporation, or SGC, and its wholly owned subsidiaries, or collectively, the Company.  In consolidation, all intercompany balances and transactions have been eliminated.  The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of SGC’s management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.  Operating results for the three months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2009.  For further information, reference is made to the consolidated financial statements and notes thereto included in SGC’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008, or 2008 Form 10-K, as well as SGC’s other filings with the Securities and Exchange Commission, or SEC, pursuant to the Securities Exchange Act of 1934, as amended.

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

The Council, at the request of the SGC Board of Directors, chartered three subsidiary corporations of SGC to operate the three sites authorized by the Compact.  In addition, the SGC Board of Directors hired the executive management of SGC, including the President and Chief Executive Officer, to oversee, develop and manage the three sites. The subsidiary corporations that operate the three sites authorized by the Compact are as follows:

•              Seneca Niagara Falls Gaming Corporation, or SNFGC;

•              Seneca Territory Gaming Corporation, or STGC; and

•              Seneca Erie Gaming Corporation, or SEGC.

SNFGC was formed on August 1, 2002 to operate the Nation’s Class III gaming activities in Niagara Falls, New York.  Operations at SNFGC’s casino, or Seneca Niagara Casino, commenced December 31, 2002.  On March 31, 2006, SNFGC officially completed the phased opening of its luxury hotel expansion, which included a permanent  147,000 square foot gaming facility (providing 35,000 square feet more gaming space than the original 112,000 square feet), a 604 room luxury hotel with 118 suites of various sizes, a full-service spa, salon, and fitness center, three fine dining restaurants (two additional) and a 24 hour casual restaurant, three new retail stores, and a 25,200 square-foot multi-purpose room and events center.  The luxury hotel is adjacent and connected to the Seneca Niagara Casino.  The entire complex, including the luxury hotel and the Seneca Niagara Casino, is referred to as the Seneca Niagara Casino and Hotel.

STGC was formed on September 20, 2003 to operate the Nation’s Class III gaming activities in Salamanca, New York on the Nation’s existing territorial land. Operations at STGC’s casino, or Seneca Allegany Casino, commenced May 1, 2004 utilizing an approximate 120,000 square foot temporary structure.  On March 30, 2007, the phased opening of the permanent gaming facility and resort hotel was completed, which included a permanent 63,500 square foot gaming facility (providing 12,000 square feet more gaming space than the original temporary gaming facility), a 212-room resort hotel, two fine dining restaurants, a 24 hour casual restaurant, a spa and fitness center, and retail and other amenities.  In March 2008, STGC completed a conversion of the former approximate 120,000 square foot temporary casino structure into an events center with a seating capacity for 2,200 people, along with additional administrative and support space,   The entire complex, including the Seneca Allegany Casino, resort hotel, and events center, is referred to as the Seneca Allegany Casino and Hotel.

SEGC was formed on August 9, 2003 to operate the Nation’s Class III gaming activities in Erie County, New York.  On October 3, 2005, the Nation acquired approximately nine acres of land in the inner-harbor district of downtown Buffalo, New York.  SEGC commenced construction of its Seneca Buffalo Creek Casino on those nine acres on December 8, 2005, and on July 3, 2007 commenced Class III gaming on such property in a temporary facility, in fulfillment of the requirement set forth in the Nation’s Compact with the State of New York. Various plaintiffs have filed suit in federal and state court challenging the Nation’s right to conduct Class III gaming on the Nation’s nine acre Buffalo Creek Territory.  On July 8, 2008, in a federal suit captioned Citizens Against Casino Gambling in Erie County v. Hogen, the Court issued its decision and order finding that, although the Nation’s Buffalo Creek Territory is “Indian country”, the NIGC’s determination that the Nation’s Buffalo Creek Territory is gaming-eligible land pursuant to the IGRA’s settlement of a land claim exception was “arbitrary, capricious, and not in accordance with the law”.  The Court’s decision did not provide for injunctive relief, and SEGC has continued its operations at the Seneca Buffalo Creek Casino.  Plaintiffs subsequently filed a motion on July 14, 2008 to force the court to enforce its judgment.

On January 20, 2009, the NIGC approved an amended Class III Gaming Ordinance that had been submitted by the Nation and concluded that, based upon new Department of Interior regulations, IGRA’s general prohibition against gaming on after-acquired lands did not apply to lands such as the Buffalo Creek Territory that are held in restricted fee, and that gaming on the Nation’s Buffalo Creek Territory is not precluded by IGRA.  Subsequently, on January 30, 2009, the District Court denied the plaintiffs’ motion to enforce, and further concluded that the NIGC’s new analysis is presumed valid unless and until it becomes the subject of a successful legal challenge.

If the plaintiffs are successful in any of the Buffalo Creek-related legal proceedings, the Nation, and therefore SEGC, may be unable to continue operating the existing Seneca Buffalo Creek Casino, may be delayed in the completion of the Seneca Buffalo Creek Casino and Hotel at this site or may be unable to conduct Class III gaming at this site.  The Nation, SGC and SEGC will vigorously defend any actions to which they are parties.  SEGC does not believe the foregoing events constitute an impairment of its Buffalo Creek assets at this time.

The Nation’s Council has also chartered, at the request of the SGC Board of Directors, two additional subsidiary corporations, Lewiston Golf Course Corporation, or LGCC, a wholly-owned subsidiary of SNFGC and Seneca Massachusetts Gaming Corporation, or SMGC, a wholly-owned subsidiary of SGC.

LGCC was formed on July 18, 2007 by the Nation’s Council, as a new wholly-owned subsidiary of SNFGC to own, develop and operate SGC’s planned golf course in Lewiston, New York.

SMGC was formed on August 11, 2007 by the Nation’s Council, as a new wholly-owned subsidiary of SGC, to explore development opportunities related to gaming in the Commonwealth of Massachusetts.

2.            Short-Term Investments

Short-term investments are classified as available for sale as defined in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.  Investments are stated at fair value.  The Company evaluates investments for conditions that may indicate that an other-than-temporary decline in market value has occurred. In conducting this review, numerous factors are considered which, individually or in combination, may indicate that a decline is other-than-temporary. Based on this evaluation, an other-than-temporary loss on one specific investment of $0.1 million and $3.8 million was recorded in the three months ended December 31, 2008 and 2007, respectively, as a component of other non-operating expense. The cost basis of this investment has been reduced by the amount of the other-than-temporary loss recorded.

3.                                      Property and Equipment

In accordance with the Financial Accounting Standard Board’s Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), the carrying value of the Company’s assets are reviewed when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment loss has occurred based on current and future levels of income and expected future cash flows as well as other factors, then an impairment loss is recognized as a deduction in determining operating income. SGC management concludes that no such impairment exists at December 31, 2008.

4.                                      Principal Debt Arrangements

Long-term debt, as described below, consists of the following:

	As of
	December 31, 2008	September 30, 2008
	(In Thousands of Dollars)
2004 7¼% senior notes due 2012	$300,000	$300,000
2005 7¼% senior notes due 2012 plus unamortized discount of $3,395 and $3,647, respectively	196,605	196,353
	$496,605	$496,353
Less current maturities of long-term debt	—	—
Long-term debt	$496,605	$496,353

7¼% Senior Notes due 2012

On May 5, 2004, SGC issued $300.0 million in 7¼% senior notes due 2012, or the 2004 senior notes.  On May 23, 2005, SGC issued an additional $200.0 million in 7¼% senior notes due 2012, Series B, or the 2005 senior notes, and together with the 2004 senior notes, the Senior Notes.

The Senior Notes are guaranteed by SNFGC, STGC, SEGC and LGCC. The 2005 senior notes are treated as a single class with the 2004 senior notes and are identical to the 2004 senior notes, except for certain tax attributes and prior to November 1, 2005 the amount of interest accrued thereon.   Interest on the Senior Notes is payable semi-annually on May 1 and November 1.  The Senior Notes are unsecured and rank equally.  As of December 31, 2008, aggregate accrued interest on the Senior Notes was $6.0 million. The Senior Notes, which mature on May 1, 2012, are redeemable at SGC’s option in whole or in part at any time after May 1, 2008 at the redemption prices set forth in the Senior Notes Indenture, are subject to redemption requirements imposed by gaming laws and regulations and are required to be repurchased by SGC at the option of holders upon certain change of control events.

The Senior Notes Indenture contains certain financial and non-financial covenants. The financial covenants include limitations on restricted payments and the incurrence of indebtedness, while the non-financial covenants include reporting obligations and compliance with laws and regulations. As of December 31, 2008, SGC was in compliance with all covenants in the Indenture.

Senior Secured Revolving Loan Agreement

Effective June 19, 2008, SGC entered into a $50.0 million Senior Secured Revolving Loan Agreement.  Amounts borrowed under the Senior Secured Revolving Loan Agreement bear interest at either one, three or six-month LIBOR plus one and one quarter percent (1.25%), or the prime rate (as reported in The Wall Street Journal) plus one quarter percent (0.25%).  SGC’s obligations under the Senior Secured Revolving Loan Agreement are secured by substantially all gaming and related assets (including substantially all gaming revenues) not constituting real property or improvements.  SGC’s obligations are guaranteed by SNFGC, STGC, SEGC and LGCC.

The Senior Secured Revolving Loan Agreement contains certain financial covenants requiring minimum consolidated EBITDA of $160 million (on a rolling 12 month basis) and compliance with certain leverage and coverage ratios. The Senior Secured Revolving Loan Agreement also contains additional customary covenants, including covenants restricting the incurrence of additional indebtedness, the creation of additional liens and the disposition of assets. As of December 31, 2008, SGC was in compliance with all covenants in the Senior Secured Revolving Loan Agreement.

As of December 31, 2008, at SGC’s request, the lender under the Senior Secured Revolving Loan Agreement had issued letters of credit totaling $16.7 million, $11.2 million of which may be drawn upon to fund the purchase of certain parcels within the 50 acre “footprint” described in the Compact with New York State and designated for ownership by the Nation, with the remaining $5.5 million issued in connection with worker’s compensation policies and certain other contracts, as required.  On October 29, 2008, SGC borrowed $20.0 million under the Senior Secured Revolving Loan Agreement.  As of December 31, 2008, $13.3 million was available to be drawn under the Senior Secured Revolving Loan Agreement.

5.                                      Related-Party Transactions

Distributions

Distributions paid to the Nation, or on the Nation’s behalf, as described below, consist of the following:

	Three Months Ended December 31,
	2008	2007
	(In Millions of Dollars)
Cash distributions	$17.2	$12.2
Distribution agreement distributions	3.3	4.4
	$20.5	$16.6

•                  In September 2008, SGC declared cash distributions to the Nation totaling $4 million, payable in October 2008.  In each of November 2008 and December 2008, SGC declared and paid $4 million in distributions to the Nation, for a total of $12 million during the three months ended December 31, 2008.  In November 2008, SGC paid an additional $1.2 million distribution to the Nation.  In December 2008, SGC declared cash distributions to the Nation totaling $4 million, payable in January 2009, which is reported as a component of ‘Distributions payable to the Nation’ on the accompanying consolidated balance sheets.

•                  In July 2008, SGC declared cash distributions to the Nation totaling $20 million, of which $10 million is payable in each of fiscal year 2009 and 2010.  These amounts are payable in ten equal monthly payments of $1 million beginning October 1, 2008 and 2009, respectively.  During the three months ended December 31, 2008, SGC paid cash distributions of $4.0 million to the Nation pursuant to the foregoing distribution declarations, which includes the prepayment of the January 2009 distribution.  Amounts declared but not paid totaling $16 million are reported as a component of ‘Distributions payable to Nation’ on the accompanying consolidated balance sheets.

•                  During the three months ended December 31, 2008, SGC distributed $3.3 million to the Nation under the Distribution Agreement, dated April 27, 2007, relating to the Seneca Nation of Indians Capital Improvements Authority’s special obligation bonds.

SGC has recorded approximately $58.7 million in land and related acquisition costs as ‘Other long-term assets’ in the accompanying consolidated balance sheets as of December 31, 2008, which are expected to be transferred to the Nation in the future at cost.

Operating Lease Agreements

Head Leases:

The Nation has entered into operating lease agreements (each a Head Lease) with each of SNFGC, STGC and SEGC.  Due to the related party nature of these Head Leases, which can be effectively modified by the Nation, SGC records monthly Head Lease expense equal to the required payment amount for the respective month.  Payment increases under the Head Leases are restricted under the terms of the Indenture governing the Senior Notes and the Distribution Agreement referenced in Note 6.  The foregoing Head Leases contain no renewal options or escalation clauses.

The SNFGC Head Lease (dated October 25, 2002) has a term of 21 years and covers use of the land and certain improvements existing at the commencement of such Head Lease, principally including structures formerly known as the Niagara Falls Convention Center and Lackey Plaza.  As of October 1, 2005, monthly payments under the SNFGC Head Lease were $1,287,500.  Effective October 1, 2006, the payments were increased 3% to $1,326,125 per month, and effective October 1, 2007, the payments were increased by an additional 3% to $1,365,909 per month, in each case as approved by the board of directors of SGC and SNFGC.  Pursuant to the terms of the Amended and Restated SNFGC Head Lease entered into on March 27, 2008, and effective October 1, 2007, payments were further increased, at the request of the Nation, to $2,033,333 per month, with such increase effective as of October 1, 2007.  On August 1, 2008, at the request of the Nation, SGC approved an increase in the SNFGC Head Lease to $3,083,333 per month, effective October 1, 2008, and to $3,666,667 per month, effective October 1, 2009.  Such additional increases are conditioned upon compliance with the applicable requirements of the Senior Notes Indenture related to affiliate transactions, and are subject to compliance with all commitments legally binding upon the Nation or SNFGC, or to which the premises (described in the Head Lease) are subject.  The foregoing October 1, 2008 increase has been recognized as of December 31, 2008, but not paid, as the parties continue to take the steps required to comply with SGC’s Senior Notes Indenture.  Head Lease payments may be further increased upon agreement of the parties, provided that no increase may contravene, or constitute a default under, any agreement, indenture, instrument or other commitment legally binding upon the Nation or SNFGC, or to which the premises (described in the Head Lease) are subject.

The STGC (effective as of May 1, 2004) and SEGC (effective as of April 1, 2006) Head Leases were formerly oral agreements, which were memorialized in writing on March 2, 2007.  Both of these Head Leases cover use of the land which is currently being used or is expected to be used in operating the Seneca Allegany Casino and Hotel and Seneca Buffalo Creek Casino, respectively.  The STGC and SEGC Head Leases are effective until the date 21 years after the commencement of the Nation’s Class III gaming operations under the Compact.  With respect to the STGC Head Lease, as of October 1, 2005 monthly payments were $1,287,500.  Payments were increased by 3%, effective October 1, 2006, to $1,326,125 per month, and by an additional 3%, effective October 1, 2007, to $1,365,909 per month, in each case as approved by the board of directors of STGC.  Pursuant to an amendment to the STGC Head Lease entered into on March 27, 2008, and effective as of October 1, 2007, the payments were increased, at the request of the Nation, to $1,691,667 per month.  On August 1, 2008, at the request of the Nation, SGC approved increases in the payments under the STGC Head Lease to $2,166,666 per month effective October 1, 2008, and to $2,666,667 per month effective October 1, 2009.  With respect to the SEGC Head Lease, for the first six months of the term, SEGC made monthly payments of $520,000 to the Nation.  Payments were increased, effective October 1, 2006, to $1,250,000, and by an additional 3%, effective October 1, 2007, to $1,287,500, in each case as approved by the board of directors of SEGC.  Pursuant to an amendment to the SEGC Head Lease entered into on March 27, 2008, and effective as of October 1, 2007, the payments were increased, at the request of the Nation, to $1,441,667 per month. On August 1, 2008, at the request of the Nation, SGC approved an increase in the payments under the SEGC Head Lease to $1,500,000 per month effective October 1, 2008 and thereafter.  The August 1, 2008 STGC and SEGC payment increases are conditioned upon compliance with the applicable requirements of the Senior Notes Indenture related to affiliate transactions, and are subject to compliance with all commitments legally binding upon the Nation, STGC or SEGC, as the case may be, or to which the premises (described in the Head Leases) are subject.  The foregoing October 1, 2008 increase has been recognized as of December 31, 2008, but not paid, as the parties continue to take the steps required to comply with SGC’s Senior Notes Indenture.  Head Lease payments under the STGC and SEGC Head Leases may be further increased upon agreement of the parties, provided that no increase may contravene, or constitute a default under any agreement, indenture, instrument or other commitment legally binding upon the Nation, STGC or SEGC, respectively, or to which the premises (described in the Head Leases) are subject.

Expenses resulting from the above Head Lease agreements were as follows for the three months ended December 31, 2008 and 2007:

	Three Months Ended December 31,
	2008	2007
	(In Millions of Dollars)
SNFGC	$9.3	$6.5
STGC	6.5	5.1
SEGC	4.5	3.9
	$20.3	$15.5

SNFGC, STGC, and SEGC record the Head Lease costs as a component of advertising, general and administrative costs in the accompanying consolidated statements of income.

Class II Leases:

SNFGC and STGC lease space within the Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel, respectively, for operation of poker rooms by Seneca Gaming & Entertainment, a Class II business enterprise of the Nation.  For the three-month periods ended December 31, 2008 and 2007, SGC recorded $0.2 million and $0.2 million of poker room rental income and fees, respectively.  At December 31, 2008, SGC has recorded $0.1 million as a receivable from the Nation relating to poker room rentals and fees as a component of receivables, net in the accompanying consolidated balance sheets.

Other Lease:

STGC leases office space in a building owned by the brother of a member of SGC’s Board of Directors.  For the three months ended December 31, 2008 and 2007, such lease expense totaled $63,000 and $65,000, respectively.

Other Related Party Transactions

Construction Services:

SNFGC, STGC and SEGC have each entered into construction management agreements with Seneca Construction Management Corporation, or SCMC, for certain renovations and capital improvements at Seneca Niagara Casino and Hotel, Seneca Allegany Casino and Hotel, and Seneca Buffalo Creek Casino, respectively.  SCMC is wholly owned by the Nation.  For the three-month periods ended December 31, 2008 and 2007, SNFGC, STGC and SEGC have collectively made payments to SCMC for construction management and related fees of $1.0 million and $0.7 million, respectively.  Such fees reflect the amounts earned by SCMC for the performance of construction management services. Additional amounts paid to SCMC are passed-through and used to pay subcontractors, reimbursements for out-of-pocket expenses and similar costs.

Regulatory Services:

SGC is charged by the Nation for its costs incurred related to the operation of SGA gaming regulatory services, which were approximately $2.6 million and $2.5 million for the three months ended December 31, 2008 and 2007, respectively.

SGC is also charged, or expects to be charged, by the Nation for its costs incurred related to services provided by New York State Racing and Wagering Board, New York State Police, Seneca Nation of Indians Marshals, Buffalo Police and Cattaraugus County Sheriff Department in connection with SGC’s operations, which costs were approximately $2.6 million and $2.8 million for the three months ended December 31, 2008 and 2007, respectively.

At December 31, 2008 and September 30, 2008, approximately $30.4 million and $27.9 million, respectively, were recorded as “accrued regulatory costs” in the accompanying consolidated balance sheets, for the payment of such regulatory costs.

Other:

SNFGC, STGC, and SEGC, through the Corporation’s competitive bidding process, have purchased goods and services from DRJ Enterprises, which is owned by the brother-in-law of the SGC Chairman of the Board of Directors.  Payments to DRJ Enterprises for the three months ended December 31, 2008 and 2007 totaled $46,000 and $186,000, respectively.

SNFGC and STGC, through the Corporation’s competitive bidding process, have purchased goods and services from MS Enterprises, which is owned by the grandson of the SGC Chairman of the Board of Directors.  Payments to MS Enterprises for the three months ended December 31, 2008 and 2007 totaled $105,000 and $0, respectively.

6.                                      Commitments and Contingencies

Distribution Agreement Obligations

On April 27, 2007, SGC entered into a Distribution Agreement among the Nation, the Seneca Nation of Indians Capital Improvements Authority, or the Authority, SGC and Wells Fargo Bank, as Trustee, in connection with the Authority’s issuance in two series (one tax exempt and the other taxable) of an aggregate principal amount of $159,495,000 special obligation bonds, or the 2007 Nation Bonds.  The Distribution Agreement obligates SGC, subject to any contractual restrictions applicable to SGC (including, but not limited to, those contained in the Senior Notes Indenture), to make monthly distributions to the Nation at the times and in the amounts necessary to enable the Authority to pay the debt service on the 2007 Nation Bonds as required under the Authority’s indenture.  At the direction of the Nation and the Authority, SGC will pay such distributions directly to the Trustee.  The Authority’s debt service commenced on June 1, 2007.  For the period from June 1, 2007 through November 1, 2007, the Authority’s debt service averaged approximately $0.9 million per month. For the period from December 1, 2007 through June 1, 2008, the Authority’s debt service averaged approximately $1.7 million per month.  In June 2008, it was determined that the amortization (debt service) schedule upon which the foregoing $1.7 million monthly payments was made, was incorrect.  A corrected amortization schedule was provided and, after giving effect to a resulting credit for amounts overpaid, for the period from January 1, 2008 through December 1, 2023, the Authority’s debt service averages approximately $1.2 million per month. The foregoing debt service averages are based on scheduled payments of interest and principal under the Authority’s indenture and bonds and do not address the effects of any earlier call for redemption, by acceleration or otherwise.  The Distribution Agreement provides that neither the Trustee nor the Authority’s bondholders will have any recourse under the Distribution Agreement to any revenues, assets or property of SGC or its subsidiaries should SGC fail to comply with its distribution obligations.  For the three months ended December 31, 2008, SGC distributed to the Nation $3.3 million for the Authority’s debt service on the special obligation bonds.

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

For the three months ended December 31, 2008 and 2007, total exclusivity fees were $25.1 million and $27.1 million, respectively.  The $25.1 million exclusivity fee incurred during the three months ended December 31, 2008 consisted of $16.6 million attributable to the operation of  SNFGC, $6.6 million attributable to the operation of  STGC and $1.9 million attributable to the operation of SEGC.

Expansion and Development

As described in Note 1, the Compact provides the Nation the exclusive right to conduct Class III gaming activities at three sites in the western region of the State of New York, subject to certain limited exceptions.  The Company opened its third Class III casino on July 3, 2007 in a temporary facility in Buffalo, New York.  The construction of the Company’s permanent casino at that site, as well as expansion by STGC at Seneca Allegany Casino and Hotel, and the golf course development in Lewiston, New York, requires significant capital outlays.  In light of greater demands on our available cash, challenging economic and capital market conditions, the Company temporarily suspended construction of the permanent Seneca Buffalo Creek Casino and Hotel and the expansion at Seneca Allegany Casino and Hotel.  The Company continues to evaluate various factors including cash flow from operations, the availability of sufficient external financing, certain Nation and governmental approvals and the effects of legal and/or administrative proceedings in determining when to recommence its construction and expansion plans on the Allegany and Buffalo Creek territories.  The Company is also evaluating the scaling and scope of its clubhouse design for the Seneca Hickory Stick Golf Club.

Seneca Allegany Casino and Hotel.  On March 30, 2007, STGC officially opened its 212 room resort hotel, including two fine dining restaurants, a 24-hour casual restaurant and certain other amenities, at the Seneca Allegany Casino and Hotel.  This expansion followed the December 28, 2006 official opening of the permanent gaming floor. The approximate cost of constructing and equipping the hotel and expansion project was $169.0 million.  In March 2008, STGC completed the conversion of the former temporary casino at the Seneca Allegany Casino and Hotel into a 120,000 square foot events center, and additional administration space, at a cost of approximately $29.3 million.

The next phase of construction, which provides for an additional 200 room hotel, 31,000 square feet of additional gaming space and related amenities, landscaping and exterior façade enhancements to the property as a whole, commenced in April 2008.  Construction was suspended in August 2008 due to various factors, including challenging economic and capital market conditions, demands on our available cash and increased competition and construction costs.  Construction is anticipated to recommence upon the stabilization of economic and capital market conditions, and assuming financing with acceptable terms becomes available.  As of December 31, 2008, the Company has incurred $17.4 million related to this phase of construction.

Seneca Buffalo Creek Casino and Hotel.  On July 3, 2007, the Company opened a temporary Class III gaming facility at the Seneca Buffalo Creek Territory site (6,000 square feet including 125 slot machines and a snack bar) at a cost of approximately $6.8 million.  In March 2008, the Company completed a 109 slot machine expansion (for a total of 244 slot machines) of the temporary Seneca Buffalo Creek Casino.  Construction of the permanent Seneca Buffalo Creek Casino and Hotel, commenced in March 2008 and was anticipated to open in Summer 2010.  The planned $333 million facility was expected to initially feature 90,000 square feet of gaming space with approximately 2,000 slot machines, 45 table games and a 22-story all suite hotel with approximately 206 rooms.  Planned amenities included a pool, spa and salon, four restaurants, meeting rooms, a retail outlet and a 2,200-space parking garage.  Construction of the permanent Seneca Buffalo Creek Casino and Hotel was suspended in August 2008 due to various factors, including challenging economic and capital market conditions, demands on our available cash and increased competition and construction costs.  Construction is anticipated to continue upon the stabilization of economic and capital market conditions, and assuming financing with acceptable terms becomes available.  As of December 31, 2008, the Company has incurred $83.5 million on the construction of the permanent casino and hotel.

Seneca Hickory Stick Golf Club.  In July 2007, the Company commenced construction of the Seneca Hickory Stick Golf Club, an 18-hole Robert Trent Jones II designed golf course. The golf course is located in Lewiston, New York and is approximately eight miles from the Seneca Niagara Casino and Hotel.  Completion of golf course construction is currently scheduled for Summer 2009. To allow for proper grow-in of the course, it is anticipated that the official opening of the course will occur in Spring 2010. The decision as to when to open the golf course for play will depend upon how well the course matures throughout the 2009 growing season. As of December 31, 2008, the Company has incurred $17.9 million for the purchase of land and construction to date, with a total cost to construct the golf course, clubhouse and related amenities estimated to be approximately $25.5 million.

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

Forward-Looking Statements

When used in this Quarterly Report on Form 10-Q, in other filings with the SEC, in our press releases or in our other public communications, the words “believe,” “estimate,” “anticipate,” “expect,” “contemplate,” “may,” “will” and similar expressions are intended to identify forward-looking statements.  Statements looking forward in time are included in this Quarterly Report on Form 10-Q pursuant to the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995.  Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially, including, but not limited to, the risk factors contained or referenced herein and in our other reports filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, including our 2008 Form 10-K.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their respective dates.  We undertake no obligation to update these forward-looking statements to reflect events or circumstances occurring after their respective dates.

Overview

SGC is wholly owned by the Nation and chartered to develop, manage and direct all of the Nation’s Class III gaming operations on the Nation’s territories in Western New York. SGC was chartered by the Nation in August 2002.  In August 2002, the Nation entered into the Compact with New York State that provides the Nation with the right to establish and operate three Class III gaming facilities in Western New York.  We currently operate three Class III gaming facilities in Western New York—Seneca  Niagara Casino and Hotel, which is located in the City of Niagara Falls, New York (Niagara Territory) and operated by SNFGC, approximately 20 miles north of Buffalo, New York; Seneca Allegany Casino and Hotel, which is located in the City of Salamanca, New York (Allegany Territory) and operated by STGC, approximately 75 miles northeast of Erie, Pennsylvania; and Seneca Buffalo Creek Casino, which is located in the inner harbor district of Buffalo, New York (Buffalo Creek Territory) and operated by SEGC. Seneca Niagara Casino and Hotel opened on December 31, 2002 (initially, as the Seneca Niagara Casino).  Seneca Allegany Casino and Hotel opened on May 1, 2004 (initially, as the Seneca Allegany Casino).  Seneca Buffalo Creek Casino commenced operations on July 3, 2007 in a temporary facility.  Our three casinos are located on land held in restricted fee by the Nation, which, together with the rights under the Compact, allows us to conduct Class III gaming operations at these locations in New York State and to operate the only casino gaming facilities in Western New York State to offer both Class III slot machines and table games.

As of December 31, 2008, Seneca Niagara Casino and Hotel featured over 147,000 square feet of gaming space, 4,100 slot machines, 102 table games and 604 hotel rooms; Seneca Allegany Casino and Hotel featured over 63,500 square feet of gaming space, 2,330 slot machines, 40 table games and 212 hotel rooms; and the Seneca Buffalo Creek Casino temporary facility featured 244 slot machines and no table games.  See “Executive Summary — Seneca Buffalo Creek Casino,” “Part II. Item 1. — Legal Proceedings,” and “2008 Form 10-K Item 3. — Legal Proceedings” for information regarding the status of, and litigation related to, our Seneca Buffalo Creek Casino.

Executive Summary

Our Current Operations.     We currently operate three Class III gaming facilities, Seneca Niagara Casino and Hotel, in the City of Niagara Falls, New York (Niagara Territory), Seneca Allegany Casino and Hotel, in the City of Salamanca, New York (Allegany Territory), and the Seneca Buffalo Creek Casino (slots only temporary facility), in the City of Buffalo, New York (Buffalo Creek Territory).  Our casino operations include gaming, lodging, dining, entertainment, retail and spa and salon services.  For the three months ended December 31, 2008, approximately 92% of our net revenue was derived from our gaming activities.

Recent Developments.  The ongoing national economic recession has continued to negatively impact our operating performance and results, primarily due to reduced consumer discretionary spending, which has negatively impacted discretionary spending on gaming and entertainment.  Over the past twelve months, we have been attempting to mitigate the effects of the economic slowdown through implementation of expense reduction measures and efforts to increase operational efficiencies.  Most recently, in December 2008, we implemented a multifaceted plan to further reduce expenses, the primary components of which were an approximate 5% workforce reduction, together with a wage freeze for all employees earning in excess of $70,000 per year, voluntary salary reductions for senior management, and suspension of our bonus program which had historically been paid in December of each year.  While we have successfully reduced certain expenses and increased certain operational efficiencies, we anticipate continuing to take measures to help preserve SGC’s financial condition, maintain adequate liquidity and position us for future growth and success, and endeavor to do so in a manner that will not compromise the quality or levels of our offerings and services provided at each of our properties.  We have been having discussions with our owner, the Nation, represented by the Seneca Nation Government, to reduce our payments to the Nation in order for us to retain more cash to restore our liquidity and provide cash for priority maintenance capital expenditures and implement a Senior Notes repurchase plan.  There can be no assurance that discussions with the Nation’s government will be successful in achieving any of the foregoing financial objectives.

Key Performance Indicators.     Our operating results are dependent on the volume of patrons at our casinos, our ability to attract them for repeat visits and our ability to increase patron revenue per trip.

Seneca Niagara Casino and Hotel.     Prior to the opening of our luxury hotel, Seneca Niagara Casino primarily relied on drive-in and bus patrons from the Buffalo, Niagara Falls, and Rochester areas in New York and secondarily from Erie, Pennsylvania, Ohio and other parts of New York.  Since the opening of the new luxury hotel and expanded gaming and related amenities in March 2006, Seneca Niagara Casino and Hotel has experienced steady growth in its patron base.  The expansion of Seneca Niagara Casino and Hotel, including the addition of our luxury hotel and other amenities, has enabled us to increase higher-end patron volume, gaming activity and length of stay, and extend our geographic market penetration and appeal to a more diverse demographic base.

Seneca Allegany Casino and Hotel.    Since opening on May 1, 2004, Seneca Allegany Casino and Hotel has attracted patrons from the southern portion of Western New York, Erie and Pittsburgh, Pennsylvania and Ohio.  As of December 31, 2008, approximately 42% of the casino’s patron base is from outside of the State of New York.

In March 2007, we opened a 212-room resort hotel, including two fine dining restaurants, a 24-hour casual restaurant and other certain amenities after officially opening the new permanent gaming floor in December 2006.  In March 2008, we completed the conversion of the former approximate 120,000 square foot temporary casino structure into an events center with a seating capacity for 2,200 people, along with additional administrative office space and amenities.  We believe the new resort hotel, permanent casino and events center provide a first-class gaming experience for our patrons, helping to increase patrons’ length of stay and to maintain the competitive position of the facility in light of competition in Pennsylvania, consisting principally of Presque Isle Downs, a new gaming facility that opened in late February 2007 in Erie, Pennsylvania approximately 80 miles from the Seneca Allegany Casino and Hotel and 120 miles from the Seneca Niagara Casino and Hotel.  Presque Isle Downs has approximately 2,000 slot machines and offers dining and entertainment options that include a steakhouse, a buffet and four lounges, but it does not offer table games or lodging.

Construction on our next phase of development at Seneca Allegany Casino and Hotel, which was planned to include an additional 200 room hotel tower, and up to 30,000 square feet of additional gaming space and related amenities, for a total estimated cost of up to $130 million, was suspended in August 2008 due to various factors, including challenging economic and capital market conditions, operating and other demands on our available cash, and increased competition and construction costs.  We intend to resume construction upon the stabilization of economic and capital market conditions, assuming we have access to sufficient external financing upon acceptable terms.

Seneca Buffalo Creek Casino.     On October 3, 2005, the Nation acquired approximately nine acres of land in the inner-harbor district of Buffalo, New York.  On July 3, 2007, we began operating a temporary Class III gaming facility (approximately 6,000 square feet) featuring 135 slot machines and a snack bar.  During the quarter ended March 31, 2008, the temporary facility was expanded to include an additional 109 slot machines. The current temporary facility is approximately 8,600 square feet, and features 244 slot machines and a snack bar.

On October 3, 2007, we formally announced our plans for a permanent casino and hotel complex on the Buffalo Creek Territory having an estimated cost of $333 million, featuring approximately 90,000 square feet of gaming space; 2,000 slot machines; 45 table games; a 22-story all suite hotel; four restaurants; a full-service spa and salon; retail and other amenities; and a 2,200-space parking garage.

We suspended construction on the permanent Seneca Buffalo Creek Casino and hotel in August 2008 due to various factors, including challenging economic and capital market conditions, operating and other demands on our available cash (including distributions to the Nation and Head Lease payment increases), and increased competition and construction costs. We intend to resume construction upon the stabilization of economic and capital market conditions, assuming we have access to sufficient external financing upon acceptable terms.

Our ability to continue to operate the Seneca Buffalo Creek Casino temporary facility, our ability to complete construction of the permanent facility, as well as the timing of the construction and opening of the permanent Seneca Buffalo Creek Casino, will depend on various factors, including existing legal challenges and the availability of financing on acceptable terms.  Reference is made to our 2008 Form 10-K for a description of the legal proceedings relating to the Seneca Buffalo Creek Casino.  See also “Part II. Item 1 - Legal Proceedings” for material developments regarding certain of these proceedings.

Seneca Hickory Stick Golf Club — Lewiston, New York.   In March 2006, we acquired 257 acres of land with the intent to design and build a championship level golf course in Lewiston, New York, approximately eight miles from Seneca Niagara Casino and Hotel.  We selected the Robert Trent Jones II firm to design the golf course.  Construction of the golf course commenced in July 2007, with completion of construction scheduled for Summer 2009.  To allow for proper grow-in of the course, it is anticipated that the official opening of the course will occur in Spring 2010.  The decision as to when to open the golf course for play will depend upon how well the course matures throughout the 2009 growing season.  The total cost to construct the golf course, clubhouse and related amenities is estimated to be approximately $25.5 million.

In light of greater demands on our available cash, challenging economic and capital market conditions, the Company continues to evaluate the scope, phasing and timing of its clubhouse design for the Seneca Hickory Stick Golf Club.

Marketing.     We use an integrated marketing strategy to attract and retain our patrons and to brand the Seneca name.  We coordinate our marketing events to maximize the quality and length of stay of patron visits and to minimize competition among our gaming facilities.  The luxury hotel and related amenities at the Seneca Niagara Casino and Hotel and the resort hotel and related amenities at Seneca Allegany Casino and Hotel further enhance our marketing initiatives in the region, including areas of New York outside of the Niagara Falls and Salamanca areas, in Pennsylvania, Ohio, and Toronto, Canada and in areas outside the region including Michigan, Massachusetts, and Connecticut.

Seasonality.     We have generally observed seasonal increases in gaming activity during the spring and summer months and decreases in gaming activity during winter months associated with inclement weather.

Overall Outlook.     SGC believes that it is the premier Class III gaming operator in Western New York State and in the areas of Northern Pennsylvania and Ohio located within its primary and secondary markets. Since the December 31, 2002 opening of the Seneca Niagara Casino, SGC has invested significantly in the development, expansion and maintenance of its gaming facilities, including the completion of the hotel and gaming expansion projects at Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel, and the opening of the temporary casino on the Seneca Buffalo Creek Territory.  These investments have enabled SGC to maintain its position as the premier gaming operator in the region described above.  To further that objective, and to provide for expanded opportunities in the convention and tourism markets, a master planning process continues with respect to the Niagara Falls, Allegany and Buffalo gaming and related facilities. A principal goal is for the facilities to complement each other, offering diverse hotel, entertainment and gaming experiences for our guests.

Although the continued economic recession, increased regional competition and inclement weather conditions present ongoing challenges that will require ongoing operational efforts and Nation cooperation to mitigate the impact of these adverse developments we believe our operating results positively reflect our efforts to adapt to these turbulent economic and operational conditions.  We also continue to believe that, notwithstanding these challenges, the Western New York hotel, entertainment and gaming markets are underserved, and that the exclusivity provided by the Compact will continue to present us with a unique opportunity to serve these markets.  As previously discussed, senior management continues to monitor and review with the Corporation’s Board of Directors and its owner, the Seneca Nation of Indians, the Corporation’s financial condition and liquidity needs, to help ensure appropriate strategic plans are developed and implemented to meet ongoing economic challenges and address the liquidity requirements of the Corporation.

Critical Accounting Policies and Estimates

There have been no changes in critical accounting policies and estimates since the filing of our 2008 Form 10-K.

Operating Results - Three Months Ended December 31, 2008 Compared to the Three Months Ended December 31, 2007

Summary of Operating Results

As of December 31, 2008, we own and operate the Seneca Niagara Casino and Hotel in Niagara Falls, New York; the Seneca Allegany Casino and Hotel in Salamanca, New York; and the Seneca Buffalo Creek Casino in Buffalo, New York.  In addition, Lewiston Golf Course Corporation was established to operate a golf course which is currently under construction in Lewiston, New York.  All of our revenues are derived from the operations of our completed facilities.

The following table summarizes our results from operations by property:

	Three Months Ended December 31,
	2008	2007
	(Dollars in Thousands)
Net revenues:
Seneca Niagara Falls Casino and Hotel	$94,307	$104,445
Seneca Allegany Casino and Hotel	35,580	39,063
Seneca Buffalo Creek Casino	8,832	6,692
Total	$138,719	$150,200

Operating expenses:
Seneca Niagara Falls Casino and Hotel	$72,136	$78,799
Seneca Allegany Casino and Hotel	37,059	39,057
Seneca Buffalo Creek Casino	7,913	6,774
Seneca Hickory Stick Golf Club	49	—
Seneca Gaming Corporation	430	288
Total	$117,587	$124,918

Operating income	$21,132	$25,282

The most important factors or trends contributing to our operating performance during the three months ended December 31, 2008 and 2007 were:

Positive factors and trends

•                  Reduced expenses attributable to implementation of operating initiatives, which included:  continued focus on hotel yield management; reduced food and beverage costs as a percentage of food and beverage revenue; repricing of our food and beverage products; initiatives to increase our cash paying patrons; and labor efficiencies achieved through active monitoring of scheduling activities and a reduction in workforce;

•                  The increase in the average daily number of slot machines at our temporary facility on the Buffalo Creek Territory in March 2008;

•                  The opening of the Seneca Events Center at Seneca Allegany Casino and Hotel in March 2008, resulting in increased entertainment offerings for our patrons;

•                  Our ability to enroll patrons in our cross-property Seneca Link Player’s Card program, which continues to facilitate the use of effective direct mail and targeted marketing programs to establish patron loyalty to the Seneca brand at a profitable level;

•                  Our mix of slot machines, which we believe is superior to our competition and includes the latest product offerings by leading slot manufacturers, and promotes the ongoing development of a Seneca brand inter-property progressive link; and

•                  Smoking bans in New York and Canada which came into effect in July 2003 and May 2006, respectively, which have helped to distinguish our properties from competitors.

Negative factors and trends

•                  The effects of increased Head Lease payments and distributions to the Nation, which have limited our cash reserves and funds available for construction, capital reinvestment and liquidity reserves;

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

•                  Limited maintenance capital investment in both our Niagara Falls and Allegany properties;

•                  Competition from Presque Isle Downs in Erie, Pennsylvania, approximately 80 miles from the Seneca Allegany Casino and Hotel and 120 miles from the Seneca Niagara Casino and Hotel, and additional marketing by New York racinos which may be attributable, in part, to recent New York State legislation providing additional marketing dollars to racinos;

•                  Devaluation of the Canadian dollar resulting in reduced trip frequency from our Canadian patrons; and

•                  Inclement weather conditions during December 2008.

Gross Revenues

Gross revenues consisted of the following:

	Three Months Ended December 31,
	2008	2007
	(Dollars in Thousands)
Gaming	$137,023	$150,080
Food and beverage	14,204	14,814
Lodging	6,296	7,313
Retail, entertainment and other	6,440	6,671
Total	$163,963	$178,878

The table below summarizes the percentage of gross revenues from each revenue source:

	Three Months Ended December 31,
	2008	2007
Gaming	83.6%	83.9%
Food and beverage	8.7%	8.3%
Lodging	3.8%	4.1%
Retail, entertainment and other	3.9%	3.7%
Total	100.0%	100.0%

Gaming Revenue

The following table presents data related to gaming revenues (in thousands, except where noted):

	Three Months Ended December 31,
	2008	2007
Slot handle	$1,472,236	$1,596,789
Gross slot revenue	$124,863	$135,759
Net slot revenue	$111,576	$119,530
Weighted average number of slot machines (in units)	6,680	6,676
Gross slot hold percentage	8.48%	8.50%
Gross slot win per unit per day (in dollars)	$203	$221

Table games drop	$92,355	$110,981
Gross table games revenue	$15,342	$18,397
Net table games revenue	$15,297	$18,325
Weighted average number of table games (in units)	142	142
Table games hold percentage	16.61%	16.58%
Table games revenue per unit per day (in dollars)	$1,174	$1,408

Our gaming revenue for the three months ended December 31, 2008 decreased when compared to the same period in the prior year, primarily due to the current economic recession and the resulting decrease in consumer discretionary spending, including spending for gaming and entertainment purposes.

We offer electronic slot bonusing, which is included in slot revenues and promotional allowances.  Slot bonusing allows us to reward our slot patrons, based on their propensity to game, by providing slot promotional credits for free play directly at the slot machine through the use of their Seneca Link Player’s Card. The slot promotional credits, which must be played at a slot machine and cannot be redeemed for cash, amounted to $7.8 million and $6.6 million at Seneca Niagara Casino and Hotel during the three months ended December 31, 2008 and 2007, respectively, and $2.2 million and $5.5 million at Seneca Allegany Casino and Hotel during the three months ended December 31, 2008 and 2007, respectively.  The decrease in slot promotional credit play during the three months ended December 31, 2008 was primarily due to decreased slot play.

Our net gaming revenue, net of promotional credits of $10.0 million and $12.1 million in the three months ended December 31, 2008 and 2007, respectively, decreased $11.0 million, or 8%, when comparing the same periods.  During the three months ended December 31, 2008, Seneca Niagara Casino and Hotel’s net gaming revenue decreased $9.8 million, or 10%; Seneca Allegany Casino and Hotel’s net gaming revenue decreased $3.3 million, or 9%; and Seneca Buffalo Creek Casino’s net gaming revenue increased $2.1 million, or 31% when comparing these same periods.  We believe the foregoing decreases are attributable to the current economic environment and related conditions, the introduction of competition in Pennsylvania at Presque Isle Downs, and increased marketing funds available to New York racinos.

Food and Beverage Revenue

The following table presents data related to food and beverage revenue (in thousands, except where noted):

	Three Months Ended December 31,
	2008	2007
Covers	934	1,028
Average check (in dollars)	$15.20	$14.41

During the three months ended December 31, 2008, our consolidated food and beverage revenue decreased $0.6 million, or 4% when compared to the same period in 2007, to $14.2 million.  Seneca Niagara Casino and Hotel’s food and beverage revenue accounted for $0.5 million of the decrease; Seneca Allegany Casino and Hotel’s food and beverage revenue accounted for $0.1 million of the decrease; and Seneca Buffalo Creek Casino’s food and beverage revenue remained flat over the same quarter in the prior year.  During the three months ended December 31, 2008 and 2007, 53% and 55%, respectively, of our food and beverage revenue were the result of Seneca Link Player’s Card point redemptions.

Lodging Revenue

The following table presents data related to lodging revenue:

	Three Months Ended December 31,
	2008	2007
Occupied rooms	68,095	67,387
Average daily room rate (ADR)	$92.45	$108.53
Occupancy rate	92.8%	90.6%
Revenue per available room (REVPAR)	$85.75	$98.35

During the three months ended December 31, 2008, our lodging revenue decreased by $1.0 million, or 14%, when compared to the three months ended December 31, 2007, due to a decrease in average rate per occupied room.  Seneca Niagara Casino and Hotel’s lodging revenue accounted for $0.8 million of the decrease and Seneca Allegany Casino and Hotel’s lodging revenue accounted for $0.2 million of the decrease.  During the three months ended December 31, 2008 and 2007, 26% and 25%, respectively, of our lodging revenue was attributable to cash payments by patrons (as compared to revenue attributable to patron complimentaries).

Retail, Entertainment and Other Revenue

During the three months ended December 31, 2008, our retail, entertainment and other revenue decreased $0.2 million, or 3%, when compared to the same period in 2007.  During the three months ended December 31, 2008 and 2007, 82% and 73%, respectively, of our retail revenue was attributable to Seneca Link Player’s Card point redemptions.

Promotional Allowances

SGC operates a complimentary program in which food and beverage, retail, entertainment, and other services are provided to patrons based on points earned through the Seneca Link Player’s Card.  The retail value of these complimentary items is included in gross revenues and then deducted as promotional allowances to arrive at net revenues.

The retail value of providing such promotional allowances was included in revenues as follows:

	Three Months Ended December 31,
	2008	2007
	(Dollars in Thousands)
Gaming	$10,037	$12,115
Food and beverage	7,253	8,024
Lodging	4,511	5,377
Retail, entertainment and other	3,443	3,162
Total	$25,244	$28,678

The estimated cost of providing such promotional allowances was as follows:

	Three Months Ended December 31,
	2008	2007
	(Dollars in Thousands)
Food and beverage	$5,782	$6,903
Lodging	2,915	2,597
Retail, entertainment and other	2,620	2,678
Total	$11,317	$12,178

Promotional allowances as a percentage of gaming revenue were 18.4% and 19.1% during the three months ended December 31, 2008 and 2007, respectively.  Promotional allowances decreased $3.4 million, or 12%, when comparing the three months ended December 31, 2008 to the same period in 2007.

Detailed Operating Expense Information

	Three Months Ended December 31,
	2008	2007
	(Dollars in Thousands)

Operating expenses:
Gaming	$37,225	$41,438
Food and beverage	11,207	12,616
Lodging	3,453	3,763
Retail, entertainment and other	3,557	3,843
Advertising, general and administrative	49,500	49,523
Pre-opening costs	58	93
Depreciation	12,587	13,642
Total Operating expenses	$117,587	$124,918

Gaming Expenses

Gaming expenses principally consist of costs incurred from operating our table games and slot machines, of which the primary components are payroll and payroll related costs and the slot exclusivity fee paid to New York State pursuant to the Compact.

The following table summarizes the exclusivity fee incurred by property:

	Three Months Ended December 31,
	2008	2007
	(Dollars in Thousands)
Seneca Niagara Falls Casino and Hotel	$16,573	$18,475
Seneca Allegany Casino and Hotel	6,599	7,185
Seneca Buffalo Creek Casino	1,909	1,452
Total	$25,081	$27,112

The slot exclusivity fee decreased $2.0 million from $27.1 million for the three months ended December 31, 2007 to $25.1 million for the three months ended December 31, 2008, due to lower net slot revenues.  Gaming expenses as a percentage of gross gaming revenues were 27.1% and 27.6% for the three months ended December 31, 2008 and 2007, respectively.

Food and Beverage Expenses

Food and beverage expenses represent those costs incurred for the operation of our restaurants, snack bars and beverage outlets.  The primary components of these expenses are the cost of food and beverage products and payroll and payroll related expenses for team members providing the service.

During the three months ended December 31, 2008, food and beverage costs decreased $1.4 million, or 11%, when compared to the same period in 2007, due primarily to a concerted effort to reduce all components of such costs, while maintaining superior product offerings to our patrons.  Food and beverage expenses as a percentage of food and beverage revenues were 78.9% and 85.2% for the three months ended December 31, 2008 and 2007, respectively.

Lodging Expenses

Lodging expenses represent those costs incurred for the operation of our luxury hotel and spa at Seneca Niagara Casino and Hotel and our resort hotel and spa at Seneca Allegany Casino and Hotel.  The components of these expenses include payroll and payroll related expenses, guest amenity supplies, laundry and other expenses.  During the three months ended December 31, 2008, lodging expenses decreased $0.3 million, or 8%, as compared to the three month period ended December 31, 2007.  The decrease is primarily due to a $0.3 million decrease in payroll and benefit expenses.  Lodging expenses as a percentage of lodging revenues were 54.8% and 51.4% for the three months ended December 31, 2008 and 2007, respectively.

Retail, Entertainment and Other Expenses

Retail, entertainment and other expenses primarily represent those costs incurred for the operation our retail shops and entertainment offerings.  The components of these expenses include payroll and payroll related costs, the purchase of products offered for sale in our retail outlets and contract costs for entertainers.  For the three months ended December 31, 2008, these costs decreased approximately $0.3 million, or 7%, over the comparable 2007 period, due principally to a $0.5 million decrease in retail cost of sales, offset by a $0.1 million increase in payroll and benefit expenses and a $0.1 million increase in headline entertainment costs.  Retail, entertainment and other expenses as a percentage of retail, entertainment and other revenues were 55.2% and 57.6%, for the three months ended December 31, 2008 and 2007, respectively.

Advertising, General and Administrative Expenses

Advertising, general and administrative expenses consist primarily of payroll and payroll related expenses, regulatory fees, advertising and marketing costs, operating lease expense, insurance, legal and utility costs.  For the three months ended December 31, 2008, such costs decreased slightly from the same period in 2007.  For the three months ended December 31, 2008, a $4.8 million increase in Head Lease expense over the comparative period in 2007, was offset by a $1.2 million decrease special event costs, a $1.2 million decrease in advertising costs, a $1.1 million decrease in promotional expenses, a $0.5 million decrease in payroll and benefits and a $0.2 million decrease in regulatory costs. Advertising, general and administrative expenses as a percentage of gross revenues were 30.1% and 27.6%, for the three months ended December 31, 2008 and 2007, respectively.

Pre-opening Expenses

Pre-opening expenses are non-recurring costs incurred to support the expected opening of new facilities.  During the three months ended December 31, 2008, pre-opening expenses incurred were primarily related to the preparation of the Seneca Hickory Stick Golf Club, to be operated by the Lewiston Golf Course Corporation.  During the three months ended December 31, 2008, pre-opening expenses decreased when compared to the same period in 2007 due to the opening of the Seneca Events Center at Seneca Allegany Casino and Hotel in March 2008.

Depreciation Expense

During the three months ended December 31, 2008 and 2007, depreciation expense was $12.6 million and $13.6 million, respectively, a decrease of $1.0 million, or 7%.

Other Non-Operating Expenses

The following table summarizes information related to other non-operating expenses:

	Three Months Ended December 31,
	2008	2007
	(Dollars in Thousands)

Non-operating expenses	$(113)	$(3,750)

During the three months ended December 31, 2008 and 2007, we recorded an other-than-temporary loss on one specific investment of $0.1 million and $3.8 million, respectively, as other non-operating expense. The cost basis of this investment has been reduced by the amount of the other-than-temporary loss recorded.

Interest Income

Interest income was $0.1 million for the three months ended December 31, 2008, compared to $0.7 million for the three months ended December 31, 2007.  The decrease in interest income can be attributed to the decrease in the average cash balance on deposit with financial institutions in interest bearing accounts when comparing these periods.

Interest Expense

The following table summarizes information related to interest on our long-term debt and Senior Secured Revolving Loan Agreement:

	Three Months Ended June 30,
	2008	2007
	(Dollars in Thousands)

Interest expense	$9,603	$9,871

During the three months ended December 31, 2008, interest expense consisted substantially of interest on our $500 million aggregate principal amount of 7¼% senior notes, included $1.0 million of amortization related to financing costs and discount, and was partially offset by $0.4 million capitalized interest on our construction activities for our Seneca Hickory Stick Golf Course.  During the three months ended December 31, 2007, there was no interest capitalized in conjunction with our construction activities.

Net Income

Net income for the three months ended December 31, 2008 was $11.5 million, compared to $12.4 million for the three months ended December 31, 2007, a decrease of $0.9 million, or 8%, for the reasons stated above.

Liquidity and Capital Resources

As previously discussed, senior management continues to monitor, and review with the Corporation’s Board of Directors and its owner, the Seneca Nation of Indians, the Corporation’s financial condition and liquidity needs, to help ensure appropriate strategic plans are developed and implemented to meet ongoing economic challenges and address the liquidity requirements of the Corporation.

Taking into account the suspension of existing expansion projects previously noted, we intend to work closely with the Corporation’s owner to ensure cash generated from our operations, available cash and cash equivalents, short-term investments and cash available under our Senior Secured Revolving Loan Agreement as of December 31, 2008 are sufficient to service our debt, satisfy our other financial obligations and commitments and to meet our working capital requirements for the remainder of the current fiscal year.

Our ability to fund our operations, make planned capital expenditures, service our debt and satisfy our other financial obligations and commitments depends on our future operating performance and cash flow, which are in turn subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.  Additionally, unlike traditional corporations, we are prohibited by law from obtaining capital through an offering of equity securities and our ability to incur additional indebtedness is limited under the terms of the Indenture governing the senior notes, the Distribution Agreement and the Senior Secured Revolving Loan Agreement.  Reference is made to our Annual Report on Form 10-K for the year ended September 30, 2008 for a description of certain risk factors discussing SGC’s ability to generate cash flow to complete its expansion projects.

We are leveraged, have significant interest payment requirements under the Senior Notes Indenture and have repayment obligations under the Senior Secured Revolving Loan Agreement which matures in June 2009 (unless extended by us for six months), in addition to distribution obligations under the Distribution Agreement and other commitments from time to time to the Nation. We make distributions to the Nation pursuant to declarations by our Board of Directors.  During the three months ended December 31, 2008 we distributed $17.2 million to the Nation pursuant to such declarations.  We distributed an additional $3.3 million to the Nation during the three months ended December 31, 2008 pursuant to the Distribution Agreement.  As such, limitations on our capital resources could force us to delay or abandon capital projects as well as the construction and development of proposed expansion projects.

Cash Flows

	Three Months Ended December 31,
	2008	2007
	(Dollars in Thousands)

Net cash provided by operations	$20,915	$26,683

Cash flows relating to investing activities
Capital expenditures	(21,909)	(24,353)
Payments for land acquisitions and other assets	(497)	(3,566)
Deposits to restricted cash	—	(849)
Sale of investments, net	—	14,600
Net cash used in investing activities	(22,406)	(14,168)

Cash flows relating to financing activities
Proceeds from senior secured revolving loan agreement	20,000	—
Distributions paid to the Nation	(20,506)	(16,628)
Net cash used in financing activities	(506)	(16,628)

Net decrease in cash and cash equivalents	$(1,997)	$(4,113)

Cash Flows—Operating Activities

The $5.8 million decrease in cash flows from operations during the three months ended December 31, 2008 as compared to the three months ended December 31, 2007 was primarily due to a $4.2 million decrease in operating income, as previously described and a $1.0 million decrease in depreciation expense.

Cash Flows—Investing Activities

During the three months ended December 31, 2008, cash flows used in investing activities were approximately $22.4 million, compared to $14.2 million during the three months ended December 31, 2007.  The increase of $8.2 million was due to:  a decrease in proceeds from the sale of investments of $14.6 million; offset by a $0.8 million reduction in deposits to restricted cash; a decrease in cash paid for property and equipment of $2.4 million; and a decrease in cash paid for land acquisition of $3.1 million.

During the three months ended December 31, 2008, capital expenditures were $21.9 million and consisted of:  $9.1 million relating to the construction of the permanent Seneca Buffalo Creek Casino and Hotel on the Nation’s Buffalo Creek Territory;  $5.1 million associated with pre-construction costs relating to the additional hotel tower at the Seneca Allegany Casino and Hotel; $2.7 million relating to construction of the Seneca Hickory Stick Golf Club;

and $0.9 million for the conversion of the temporary gaming facility at Seneca Allegany Casino and Hotel into an events center, with related amenities.  The remaining $4.1 million in capital expenditures were principally for the acquisition of equipment for existing casino operations.  Our land acquisitions of $0.5 million include legal expenses and other acquisition costs related to certain parcels within the 50 acre “footprint” described in the Compact with New York State and designated for ownership by the Nation.

Cash Flows—Financing Activities

During the three months ended December 31, 2008, net cash used in financing activities was $0.5 million, compared to $16.6 million during the three months ended December 31, 2007, a decrease of $16.1 million.  The decrease was due to an increase in distributions paid to the Nation of $3.9 million, offset by proceeds from our Senior Secured Revolving Loan Agreement of $20.0 million.

During the three months ended December 31, 2008, distributions to the Nation amounted to $20.5 million.  Cash distributions were $17.2 million and payments pursuant to the Distribution Agreement were $3.3 million.

Principal Debt Arrangements

As of December 31, 2008, our debt instruments and facilities consisted of the 2004 and 2005 senior notes on which we pay a fixed interest rate of 7¼%, and a $50.0 million Senior Secured Revolving Loan Agreement, which matures on June 19, 2009 (with an option to extend for six months).  Following is a summary of certain material terms of the senior notes and the Senior Secured Revolving Loan Agreement.

The Senior Notes.   On May 5, 2004 and May 23, 2005, SGC issued $300.0 million and $200.0 million, respectively, in senior notes with fixed interest payable at a rate of 7¼% per annum due 2012, which we refer to collectively as the Senior Notes, under the Indenture.  The Senior Notes are currently guaranteed by SNFGC, STGC, SEGC, and LGCC.  Interest on the Senior Notes is payable semi-annually on May 1 and November 1.  The Senior Notes mature on May 1, 2012.  The Senior Notes are unsecured general obligations.  As of December 31, 2008, accrued interest on the Senior Notes was $6.0 million.  As of December 31, 2008, SGC was in compliance with all covenants in the Indenture.

Senior Secured Revolving Loan Agreement.  Effective June 19, 2008, SGC entered into a $50.0 million Senior Secured Revolving Loan Agreement, which matures on June 19, 2009.  The maturity date may be extended by SGC at its election (at any time after the six month anniversary of the closing date and prior to June 19, 2009) for an additional period of six months, provided that no default or event of default exists at the time of election.  Amounts borrowed under the Senior Secured Revolving Loan Agreement bear interest at either one, three or six-month LIBOR plus one and one quarter percent (1.25%), or the prime rate (as reported in The Wall Street Journal) plus one quarter percent (0.25%).  Any outstanding principal balance is required to be paid on the maturity date.

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

The Senior Secured Revolving Loan Agreement contains certain financial covenants requiring minimum consolidated EBITDA of $160 million (on a rolling 12 month basis) and compliance with certain leverage and coverage ratios. The Senior Secured Revolving Loan Agreement also contains additional customary covenants, including covenants restricting the incurrence of additional indebtedness, the creation of additional liens, and the disposition of assets. As of December 31, 2008, SGC was in compliance with all covenants in the Senior Secured Revolving Loan Agreement.

As of December 31, 2008, at SGC’s request, the lender under the Senior Secured Revolving Loan Agreement had issued letters of credit totaling $16.7 million, $11.2 million of which may be drawn upon to fund the purchase of certain parcels within the 50 acre “footprint” described in the Compact with New York State and designated for ownership by the Nation, with the remaining $5.5 million issued in connection with worker’s compensation policies and certain other contracts, as required.

On October 29, 2008 SGC borrowed $20.0 million under the Senior Secured Revolving Loan Agreement.  As of December 31, 2008, $13.3 million was available to be drawn under the loan agreement.  We expect to draw down on this remaining amount by the end of the second quarter of Fiscal 2009.

Effective June 19, 2008, SGC’s secured reimbursement facilities were terminated and all outstanding letters of credit under such facilities were assumed as outstanding letters of credit under the Senior Secured Revolving Loan Agreement.

Distribution Agreement Obligations

On April 27, 2007, SGC entered into a Distribution Agreement among the Nation, the Seneca Nation of Indians Capital Improvements Authority, or the Authority, SGC and Wells Fargo Bank, as Trustee, in connection with the Authority’s issuance in two series (one tax exempt and the other taxable) of an aggregate principal amount of $159,495,000 special obligation bonds, or the 2007 Nation Bonds.  The Distribution Agreement obligates SGC, subject to any contractual restrictions applicable to SGC (including, but not limited to, those contained in the Senior Notes Indenture) to make monthly distributions to the Nation at the times and in the amounts necessary to enable the Authority to pay the debt service on the 2007 Nation Bonds as required under the Authority’s indenture.  At the direction of the Nation and the Authority, SGC will pay such distributions directly to the Trustee.  The Authority’s debt service commenced on June 1, 2007.  For the period from June 1, 2007 through November 1, 2007, the Authority’s debt service averaged approximately $0.9 million per month.  For the period December 1, 2007 through June 1, 2008, the Authority’s debt service averaged approximately $1.7 million per month.  In June 2008, it was determined that the amortization (debt service) schedule provided, upon which the foregoing $1.7 million monthly payments was made, was incorrect.  A corrected amortization schedule was provided and, after giving effect to a resulting credit for amounts overpaid, for the period from January 1, 2008 through December 1, 2023, the Authority’s debt service averages approximately $1.2 million per month.  The foregoing debt service averages are based on scheduled payments of interest and principal under the Authority’s indenture and bonds and do not address the effects of any earlier call for redemption, by acceleration or otherwise.  The Distribution Agreement provides that neither the Trustee nor the Authority’s bondholders will have any recourse under the Distribution Agreement to any revenues, assets or property of SGC or its subsidiaries should SGC fail to comply with our distribution obligations.  During the three months ended December 31, 2008, SGC distributed to the Nation $3.3 million for the Authority’s debt service on the special obligation bonds.

Reference is made to the Senior Notes Indenture, the Senior Secured Revolving Loan Agreement and the Distribution Agreement for an understanding of all terms of such financing arrangements.

Other Commitments

We have acquired approximately 45 acres in the City of Niagara Falls, New York, designated by New York State under the Compact for ownership by the Nation, and intend to acquire approximately three additional acres. Under the Compact, the Nation is required to fund the acquisition of this property, including all related costs and expenses. As initial security for the Nation’s obligations to pay site acquisition costs and in furtherance of the ongoing condemnation proceeding, the Nation was required to, and did, deliver, to the Empire State Development Corporation, or ESDC, a letter of credit in the amount of $33.5 million representing 150% of the then estimate of the total remaining site acquisition costs not yet paid by the Nation.  In July 2006, we acquired, through the condemnation process, approximately 18 acres of land and trade fixtures appurtenant thereto from Fallsite, LLC, or Fallsite and Fallsville, LLC, or Fallsville, for an aggregate initial advance payment of $17.0 million, which land is a portion of the land in the City of Niagara Falls, New York designated under the Compact for ownership by the Nation. Of this amount, $7.7 million was drawn on the letter of credit as part of the consideration for the purchase, leaving $25.8 million available under the letter of credit.  In March 2007, an additional $11.5 million was drawn under the letter of credit to fund the acquisition of 18 additional parcels of land and certain improvements.    In December 2007, an additional $3.0 million was drawn under the letter of credit to fund the acquisition of seven additional parcels of land owned by the City of Niagara Falls.  In connection with the closing of the Senior Secured Revolving Loan Agreement, at SGC’s request, the lender issued letters of credit totaling $16.8 million, $11.2 million of which may now be drawn upon to fund the purchase of the remaining parcels within the “footprint” described in the Compact.  If the estimate of such site acquisition costs increases or if certain other events occur, the Nation may have to provide an additional letter of credit or replace the existing one with one for a larger monetary amount or, if acceptable to the ESDC, provide a supplemental cash escrow amount.  Unreimbursed amounts on the letter of credit may result in automatic draw-downs under the Senior Secured Revolving Loan Agreement.

The amounts paid to condemnees from whom we have acquired property are deemed to be advance payments. Pursuant to the New York State Eminent Domain Procedure Law, or EDPL, the New York state courts will determine the final purchase price to be paid to condemnees who elect to challenge the initial appraised value of their property.  To date, all record owners from whom property was condemned pursuant to the EDPL have reserved rights to claim additional compensation.  Four record owners have filed notices of claim to challenge the fair market value appraisals utilized by ESDC.  Fallsite LLC and Fallsville Splash, LLC have filed notices of claim in the amounts of $40.0 and $35.0 million for land and trade fixtures, respectively, relating to a former water park within the footprint.  ESDC’s fair market appraisal value for the foregoing was approximately $17.0 million.  Intertrust Development has filed a notice of claim for $15.8 million for land and trade fixtures associated with a former Holiday Inn hotel within the footprint. ESDC’s fair market appraisal value for the foregoing was $8.2 million (excluding fixtures).  Additionally, JFD Holdings has filed a notice of claim for an unspecified amount for land and trade fixtures associated with a former Pizza Hut restaurant within the footprint.  ESDC’s fair market appraisal for the foregoing was approximately $0.4 million.  Valuation proceedings with regard to the former water park are underway with expected completion in early 2009.  We are finalizing a settlement with regard to the former Holiday Inn property, which has been approved by both the SGC Board of Directors and the Nation’s Council.

If a court determines that the value for the land and improvements, including trade fixtures, is higher than what ESDC has determined to be their appraised values, then we may be liable for the difference and potentially also responsible for certain additional costs and payments to the applicable condemnee(s), such as their attorney fees.  As of December 31, 2008, we have established a reserve in the amount of $6.4 million for such matters, which is included as a component of other current liabilities on SGC’s consolidated balance sheet.

Expansion and Development Plans

During the next 18 months, due to liquidity concerns, ongoing demands on our cash, and the state of the capital markets, it is unlikely that we will make substantial capital investments in our gaming facilities from cash on hand.  We will rely significantly on external financing to complete our expansion projects if and when resumed, which may not be available to us, or, if available, may not be on favorable terms, or terms as favorable as those under our existing indebtedness.

Seneca Allegany Casino and Hotel

In March 2008, we completed the conversion of the former temporary casino facility at Seneca Allegany Casino and Hotel, at a cost of approximately $29.3 million (approximately $4 million under budget), into an approximate 2,200 seat event center with additional amenities and administrative space.  The exterior landscaping and façade enhancements, originally planned as part of the conversion of the temporary casino, have been deferred to the next phase of construction.

The next phase of construction, originally planned for an additional 200 room hotel and 30,000 square feet of additional gaming and related amenities, was suspended in August 2008 due to various factors, including challenging economic and capital market conditions, operating and other demands on our available cash and increase competition and construction costs.  As of December 31, 2008, the Company has incurred $17.4 million related to this phase of construction.

Seneca Buffalo Creek Casino

In March 2008, the Company completed a 109 slot machine expansion (for a total of 244 slot machines) of the temporary Seneca Buffalo Creek Casino.  Construction of the permanent Seneca Buffalo Creek Casino and Hotel commenced in January 2008, with completion originally estimated for Summer 2010.  The permanent complex was originally planned to feature 90,000 square feet of gaming space with 2,000 slot machines, 45 table games and a 22-story all suite hotel with approximately 206 rooms.  In August 2008, we suspended construction due to various factors, including challenging economic and capital market conditions, operating and other demands on our available cash and increase competition and construction costs.  We intend to resume construction upon the stabilization of economic and capital market conditions, and assuming sufficient external financing upon acceptable terms becomes available.  As of December 31, 2008, the Company has incurred $83.5 million on the construction of the permanent casino and hotel.     See “Executive Summary — Seneca Buffalo Creek Casino,” “Part II. Item 1. — Legal Proceedings,” and “2008 Form 10-K Item 3. — Legal Proceedings” for information regarding the status of, and litigation related to, our Seneca Buffalo Creek Casino.

Seneca Hickory Stick Golf Club

In July 2007, the Company commenced construction of the Seneca Hickory Stick Golf Club, an 18-hole Robert Trent Jones II designed golf course, located in Lewiston, New York, approximately eight miles from the Seneca Niagara Casino and Hotel.  Construction of the course is expected to be complete in Summer 2009, but to allow for proper grow-in of the course, it is anticipated that the official opening of the course will occur in Spring 2010.  As of December 31, 2008, the Company has incurred $17.9 million on land acquisition and construction costs, with the total cost to construct the golf course, clubhouse and related amenities estimated to be approximately $25.5 million.  In light of greater demands on our available cash, increased competition and challenging economic and capital market conditions, the Company, in consultation with the Nation, continues to evaluate the scope, phasing and timing of its expansion plans, including the clubhouse design for the Seneca Hickory Stick Golf Club.

Regulation

Our operations are regulated by Nation laws, the Compact and federal statutes, most notably the Indian Gaming Regulatory Act, or IGRA.  Several bills were proposed during past sessions of Congress that would have affected Indian gaming but were not enacted into law.  While bills may be introduced that are relevant to Indian gaming in the 111th Congress, leaders from the committees that have jurisdiction over the IGRA have not made any indications that gaming regulation will be an agenda item for the 111th Congress.  Moreover, the new administration has yet to appoint new members to the NIGC thus it remains unclear whether the administration will pursue legislative initiatives related to the topic of Indian gaming.

The Department of the Interior published final regulations effective August 25, 2008 governing the conduct of gaming on lands taken into trust after October 17, 1988.  The regulations on their face do not purport to impair the ability of the Nation and SGC to expand its gaming operations.  Future gaming legislation or court decisions construing the new regulations could adversely impact expansion of SGC gaming operations and the future growth of the Nation’s revenue base. In addition, from time to time, various government officials have proposed taxing Indian casino gaming or otherwise limiting or restricting the conduct of gaming operations by Indian tribes. No assurance can be given that such legislation, if and when enacted by Congress, would not have a material adverse effect on the operations of SGC. If Congress were to enact comprehensive amendments to the IGRA, such legislation could have a material adverse effect on the operations of SGC. In addition, under federal law, gaming on the Nation’s lands may be dependent upon the permissibility under New York law of certain forms of gaming or similar activities. If New York State were to make various forms of gaming illegal or against public policy (or the courts were to similarly rule), or otherwise to take a legal position adverse to SGC, such actions could have a material adverse effect on our ability to conduct our gaming operations as currently conducted. Moreover, a 1996 U.S. Supreme Court decision may permit a state to avoid or refuse to negotiate amendments to existing compacts such as the Compact.

New Accounting Pronouncements

There are no accounting standards that have not yet been adopted which are expected to have a material impact on our financial reporting.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Reference is made to our 2008 Annual Report on Form 10-K for a complete discussion of our market risk.

On June 19, 2008, we entered into the Senior Secured Revolving Loan Agreement that exposes SGC to interest rate risk in that amounts borrowed under the Senior Secured Revolving Loan Agreement will bear interest at either one, three or six-month LIBOR plus one and one quarter percent (1.25%), or the prime rate (as reported in The Wall Street Journal) plus one quarter percent (0.25%).  As of December 31, 2008, we have drawn down $20.0 million on the Senior Secured Revolving Loan Agreement.  See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Principal Debt Arrangements” for further information relating to the Senior Secured Revolving Loan Agreement.

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

SGC’s management, under the supervision of our President and Chief Executive Officer, and with the participation of our President and Chief Executive Officer and our Chief Financial Officer (as our principal executive officer and principal financial officer, respectively), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our President and Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures as of December 31, 2008 provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

Changes in Internal Control over Financial Reporting

There have been no change in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15 or 15d-15 or otherwise that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.     OTHER INFORMATION

Item 1.            Legal Proceedings

Citizens Against Casino Gambling in Erie County v. Hogen (1:07-cv-00451-WMS (WDNY)) — CACGEC II

Consistent with information previously reported by SGC, on July 12, 2007, Citizens Against Casino Gambling in Erie County (CACGEC) filed a second action in the United States District Court, Western District of New York against the United States Department of Interior, the National Indian Gaming Commission, or NIGC, and two individuals in their official capacities as Secretary of the Interior and Chairman of the National Indian Gaming Commission, respectively.  The action sought declaratory and injunctive relief under the Administrative Procedure Act, the Declaratory Judgments Act, and the Indian Regulatory Gaming Act and is principally directed at the decisions and actions of the defendants in approving the Nation’s class III gaming ordinance, and the Indian land opinion issued by the Chairman relative to that approval.  The plaintiffs claim that the defendants have failed to comply with federal law and have requested that the court take numerous actions including declaring that the lands acquired by the Nation pursuant to SNLCSA are not Indian lands within the meaning of IGRA.

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

On September 3, 2008, the Chairman of the NIGC issued a “notice of violation” or “NOV” to the Nation as a result of the August 26, 2008 decision. The NOV asserted that the Nation had violated IGRA by operating the Seneca Buffalo Creek Casino without an approved Class III gaming ordinance for that facility because the gaming ordinance for those lands authorized gaming on lands in Buffalo that the district court deemed ineligible for gaming.  The NOV further stated that although the NIGC disagrees with the district court’s interpretation of IGRA regarding the Buffalo Creek parcel’s eligibility for gaming under IGRA, the NIGC, at that time, was bound by the district court’s ruling as to this particular land parcel absent reconsideration by the district court or reversal on any appeal.  Consequently, the Chairman issued the NOV. The NOV was not accompanied by a closure order or an assessment of a civil fine. The NOV further stated that the Chairman of the NIGC may modify the measures required to correct the alleged violation if the NIGC approved the Nation’s amended July 16, 2008 gaming ordinance.

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

As a material development, on January 20, 2009, the NIGC Chairman approved the Nation’s Buffalo Creek Territory-specific amendments to its Class III Gaming Ordinance.  In approving the amendments, the NIGC Chairman consulted with the Department of the Interior and considered the Department of Interior’s new regulations in concluding that IGRA’s general prohibition against gaming on after-acquired lands did not apply to lands like the Buffalo Creek Territory that are held in restricted fee.

Subsequently, the District Court on January 30, 2009 held that the NIGC’s action rendered moot the plaintiffs’ motion to enforce the Court’s vacatur of the July 2, 2007 ordinance approval, and denied the motion.  The Court further concluded that the NIGC’s new analysis is presumed valid unless and until it becomes the subject of a successful legal challenge.

Appeals remain pending in both the CACGEC I and CACGEC II proceedings, and the plaintiffs have expressed an intent to challenge the NIGC’s most recent action.

If the plaintiffs are successful in their challenges, the Nation could be unable to conduct any Class III gaming upon lands acquired by the Nation pursuant to the SNLCSA, including the Buffalo Creek Territory.

Item 1A.                                                  Risk Factors

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008, except as disclosed in this Form 10-Q, including without limitation, the risk factors relating to our Seneca Buffalo Creek Casino set forth in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” — “Executive Summary — Buffalo Creek Casino” and those relating to our expansion and development projects set forth in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” — Liquidity and Capital Resources”.

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

Dated February 17, 2009

/s/ E. Brian Hansberry
E. Brian Hansberry
President and Chief Executive Officer
(Principal Executive Officer)

/s/ David Sheridan
David Sheridan
Chief Financial Officer
(Principal Financial and Accounting Officer)