Form 10-Q
period 2009-03-31
Seneca Gaming Corp
filed 2009-05-15
CIK 1296785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant has (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

At May 15, 2009, the registrant had no outstanding shares of common stock. The registrant is wholly owned by the Seneca Nation of Indians.

ii

PART I.  FINANCIAL INFORMATION

Item I.                                                              Financial Statements

SENECA GAMING CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	September 30,
	2009	2008
	(Dollars in Thousands)
Assets
Current assets:
Cash and cash equivalents	$65,612	$53,305
Short-term investments	150	300
Receivables, net	3,044	2,705
Inventories	3,821	4,196
Other current assets	12,075	9,127
Total current assets	84,702	69,633

Property and equipment, net	792,045	799,335
Other long-term assets	66,065	66,750

Total assets	$942,812	$935,718

Liabilities and Capital
Current liabilities:
Trade payables	$1,603	$3,368
Construction payables	13,720	29,619
Distributions payable to Nation	—	24,000
Exclusivity fees payable	9,271	9,234
Accrued interest payable	15,104	15,104
Accrued regulatory costs	31,634	27,888
Accrued gaming liabilities	16,081	15,657
Accrued payroll and related liabilities	13,779	10,138
Other current liabilities	12,087	13,511
Senior secured revolving loan payable	20,000	—
Total current liabilities	133,279	148,519

Long-term debt	496,857	496,353

Total liabilities	630,136	644,872

Capital:
Retained earnings	312,676	290,846

Total liabilities and capital	$942,812	$935,718

See accompanying notes to consolidated financial statements.

SENECA GAMING CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND CHANGES IN CAPITAL

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
	(Dollars in Thousands)
Revenues

Gaming	$141,320	$154,366	$278,343	$304,446
Food and beverage	14,231	15,568	28,435	30,382
Lodging	5,577	6,910	11,872	14,224
Retail, entertainment and other	5,825	5,646	12,266	12,317
Gross Revenue	166,953	182,490	330,916	361.369
Less: Promotional allowances	(26,915)	(31,473)	(52,159)	(60,151)
Net revenues	140,038	151,017	278,757	301,218

Expenses

Gaming	36,424	41,509	73,650	82,947
Food and beverage	10,697	12,098	21,904	24,715
Lodging	3,128	3,279	6,159	6,526
Retail, entertainment and other	3,467	3,814	7,445	8,173
Advertising, general and administrative	46,365	47,310	95,865	96,832
Pre-opening costs	78	131	136	224
Depreciation	12,583	12,287	25,170	25,929

Total operating expenses	112,742	120,428	230,329	245,346

Operating income	27,296	30,589	48,428	55,872

Other non-operating expense	(50)	(150)	(163)	(3,900)
Interest income	23	374	81	1,122
Interest expense	(9,674)	(9,872)	(19,277)	(19,743)

Net income	$17,595	$20,941	$29,069	$33,351

Beginning capital balance	$285,814	$238,025	$290,846	$230,244
Cash distributions rescinded by (declared to) the Nation	9,267	(5,276)	(7,239)	(9,905)
Ending capital balance	$312,676	$253,690	$312,676	$253,690

See accompanying notes to consolidated financial statements.

SENECA GAMING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	March 31,
	2009	2008
	(Dollars in Thousands)
Cash flows relating to operating activities:

Net income	$29,069	$33,351
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	25,170	25,929
Loss on disposal of assets	7	71
Amortization of deferred financing costs, debt discount	1,621	1,619
Other than temporary decline in investments	150	3,900
Provision for bad debts	201	22

Change in operating assets and liabilities:
Current assets	(1,113)	828
Long-term assets	50	(289)
Current liabilities	4,659	(143)

Net cash provided by operating activities	59,814	65,288

Cash flows relating to investing activities:
Purchases of property and equipment	(33,786)	(58,237)
Land acquisition costs	(482)	(3,706)
Deposits to restricted cash	—	(2,074)
Sale of investments, net	—	14,600

Net cash used in investing activities	(34,268)	(49,417)

Cash flows relating to financing activities:
Proceeds from senior secured revolving loan agreement	20,000	—
Distributions paid to the Nation	(33,239)	(33,905)

Net cash used in financing activities	(13,239)	(33,905)

Net increase (decrease) in cash	12,307	(18,034)

Cash balances:
Beginning of period	53,305	78,662

End of period	$65,612	$60,628

See accompanying notes to consolidated financial statements.

SENECA GAMING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      Organization and Basis of Presentation

The consolidated financial statements include the accounts of Seneca Gaming Corporation, or SGC, and its wholly owned subsidiaries, or collectively, the Company.  In consolidation, all intercompany balances and transactions have been eliminated.  The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of SGC’s management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.  Operating results for the three months and six months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending September 30, 2009.  For further information, reference is made to the consolidated financial statements and notes thereto included in SGC’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008, or 2008 Form 10-K, as well as SGC’s other filings with the Securities and Exchange Commission, or SEC, pursuant to the Securities Exchange Act of 1934, as amended.

Certain prior year amounts have been reclassified to conform to current year presentation.

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

The Council, at the request of the SGC Board of Directors, chartered three subsidiary corporations of SGC to operate the three sites authorized by the Compact.  In addition, the SGC Board of Directors hired the executive management of SGC to oversee, develop and manage the three sites. The subsidiary corporations that operate the three sites authorized by the Compact are as follows:

•                                          Seneca Niagara Falls Gaming Corporation, or SNFGC;

•                                          Seneca Territory Gaming Corporation, or STGC; and

•                                          Seneca Erie Gaming Corporation, or SEGC.

SNFGC was formed on August 1, 2002 to operate the Nation’s Class III gaming activities on the Nation’s territory in Niagara Falls, New York.  Operations at SNFGC’s casino, or Seneca Niagara Casino, commenced December 31, 2002.  On March 31, 2006, SNFGC officially completed the phased opening of its luxury hotel expansion, which included a permanent  147,000 square foot gaming facility (adding 35,000 square feet of gaming space to the original 112,000 square-foot facility), a 604 room luxury hotel with 118 suites of various sizes, a full-service spa, salon, and fitness center, three fine dining restaurants (two additional) and a 24 hour casual restaurant, three new retail stores, and a 25,200 square-foot multi-purpose room and events center.  The luxury hotel is adjacent and connected to the Seneca Niagara Casino.  The entire complex, including the luxury hotel and the Seneca Niagara Casino, is referred to as the Seneca Niagara Casino and Hotel.

STGC was formed on September 20, 2003 to operate the Nation’s Class III gaming activities in Salamanca, New York on the Nation’s then-existing territorial land. Operations at STGC’s casino, or Seneca Allegany Casino, commenced May 1, 2004 utilizing an approximate 120,000 square foot temporary structure.  On March 30, 2007, the phased opening of the permanent gaming facility and resort hotel was completed, which included a permanent 63,500 square foot gaming facility (adding 12,000 square feet of additional gaming space to the original temporary gaming facility), a 212-room resort hotel, two fine dining restaurants, a 24 hour casual restaurant, a spa and fitness center, and retail and other amenities.  In March 2008, STGC completed a conversion of the former approximate 120,000 square foot temporary casino structure into an events center and multi-purpose room with a seating capacity for 2,200 people, along with additional administrative and support space.  The entire complex, including the Seneca Allegany Casino, resort hotel, and events center, is referred to as the Seneca Allegany Casino and Hotel.

SEGC was formed on August 9, 2003 to operate the Nation’s Class III gaming activities in Erie County, New York.  On October 3, 2005, the Nation acquired approximately nine acres of land in the inner-harbor district of downtown Buffalo, New York.  SEGC commenced construction of its Seneca Buffalo Creek Casino on those nine acres on December 8, 2005, and on July 3, 2007 commenced Class III gaming on such property in a temporary facility, in fulfillment of the requirement set forth in the Nation’s Compact with the State of New York.  The temporary facility features approximately 8,600 square feet and includes 244 slot machines and a snack bar.  Various plaintiffs have filed suit in federal and state court challenging the Nation’s right to conduct Class III gaming on the Nation’s nine acre Buffalo Creek Territory.  On July 8, 2008, in a federal suit captioned Citizens Against Casino Gambling in Erie County v. Hogen, the Court issued its decision and order finding that, although the Nation’s Buffalo Creek Territory is “Indian country”, the NIGC’s determination that the Nation’s Buffalo Creek Territory is gaming-eligible land pursuant to the IGRA’s settlement of a land claim exception was “arbitrary, capricious, and not in accordance with the law”.  The Court’s decision did not provide for injunctive relief, and SEGC has continued its operations at the Seneca Buffalo Creek Casino.  Plaintiffs subsequently filed a motion on July 14, 2008 to force the court to enforce its judgment.

On January 20, 2009, the NIGC approved an amended Class III Gaming Ordinance that had been submitted by the Nation and concluded that, based upon new Department of Interior regulations, IGRA’s general prohibition against gaming on after-acquired lands did not apply to lands such as the Buffalo Creek Territory that are held in restricted fee, and that gaming on the Nation’s Buffalo Creek Territory is not precluded by IGRA.  Subsequently, on January 30, 2009, the District Court denied the plaintiffs’ motion to enforce, and further concluded that the NIGC’s new analysis is presumed valid unless it becomes the subject of a successful legal challenge.

On March 31, 2009, plaintiffs in the litigation noted in the foregoing paragraph filed suit to challenge the NIGC’s approval of the amended Class III Gaming Ordinance.  Neither the Nation nor SGC are parties to this new suit.

If the plaintiffs are successful in any of the Buffalo Creek-related legal proceedings, the Nation, and therefore SEGC, may be unable to continue operating the existing Seneca Buffalo Creek Casino, may be delayed in the completion of a permanent facility at this site or may be unable to conduct Class III gaming at this site.  The Nation, SGC and SEGC will vigorously defend any actions to which they are parties.  SEGC does not believe the foregoing events constitute an impairment of its Buffalo Creek assets at this time.

The Nation’s Council has also chartered, at the request of the SGC Board of Directors, an additional subsidiary corporation, Lewiston Golf Course Corporation, or LGCC, a wholly-owned subsidiary of SNFGC.  LGCC was formed on July 18, 2007 by the Nation’s Council, as a new wholly-owned subsidiary of SNFGC to own, develop and operate SGC’s planned golf course in Lewiston, New York.

Seneca Massachusetts Gaming Corporation, a wholly-owned subsidiary of SGC, formed on August 11, 2007 to explore development opportunities related to gaming in the Commonwealth of Massachusetts, was dissolved by the Nation’s Council on April 11, 2009, and its assets transferred to SGC.

2.                                     Short-Term Investments

Short-term investments are classified as available for sale as defined in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.  Investments are stated at fair value.  The Company evaluates investments for conditions that may indicate that an other-than-temporary decline in market value has occurred. In conducting this review, numerous factors are considered which, individually or in combination, may indicate that a decline is other-than-temporary. Based on this evaluation, an other-than-temporary loss on one specific investment of $0.1 million and $0.2 million was recorded in the three months ended March 31, 2009 and 2008, respectively, and an other-than-temporary loss on one specific investment of $0.2 million and $3.9 million was recorded in the six months ended March 31, 2009 and 2008, respectively, as a component of other non-operating expense. The cost basis of this investment has been reduced by the amount of the other-than-temporary loss recorded.

3.                                      Property and Equipment

In accordance with the Financial Accounting Standard Board’s Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), the carrying value of the Company’s assets are reviewed when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment loss has occurred based on current and future levels of income and expected future cash flows as well as other factors, then an impairment loss is recognized as a deduction in determining operating income. SGC management has concluded that no such impairment exists at March 31, 2009.

4.                                      Principal Debt Arrangements

Long-term debt, as described below, consists of the following:

	As of
	March 31, 2009	September 30, 2008
	(In Thousands of Dollars)
2004 7 1/4% senior notes due 2012	$300,000	$300,000
2005 7 1/4% senior notes due 2012 plus unamortized discount of $3,143 and $3,647, respectively	196,857	196,353
	$496,857	$496,353
Less current maturities of long-term debt	—	—
Long-term debt	$496,857	$496,353

7 1/4% Senior Notes due 2012

On May 5, 2004, SGC issued $300.0 million in 7 1/4% senior notes due 2012, or the 2004 senior notes.  On May 23, 2005, SGC issued an additional $200.0 million in 7 1/4% senior notes due 2012, Series B, or the 2005 senior notes, and together with the 2004 senior notes, the Senior Notes.

The Senior Notes are guaranteed by SNFGC, STGC, SEGC and LGCC. The 2005 senior notes are treated as a single class with the 2004 senior notes and are identical to the 2004 senior notes, except for certain tax attributes and prior to November 1, 2005 the amount of interest accrued thereon.   Interest on the Senior Notes is payable semi-annually on May 1 and November 1.  The Senior Notes are unsecured and rank equally.  As of March 31, 2009, aggregate accrued interest on the Senior Notes was $15.1 million. The Senior Notes, which mature on May 1, 2012, are redeemable at SGC’s option in whole or in part at any time after May 1, 2008 at the redemption prices set forth in the Senior Notes Indenture, are subject to redemption requirements imposed by gaming laws and regulations and are required to be repurchased by SGC at the option of holders upon certain change of control events.

The Senior Notes Indenture contains certain financial and non-financial covenants. The financial covenants include limitations on restricted payments and the incurrence of indebtedness, while the non-financial covenants include reporting obligations and compliance with laws and regulations. As of March 31, 2009, SGC was in compliance with all covenants in the Indenture.

Senior Secured Revolving Loan Agreement

Effective June 19, 2008, SGC entered into a $50.0 million Senior Secured Revolving Loan Agreement, which matures on June 19, 2009.  The maturity date may be extended by SGC at its election (at any time after the six months anniversary of the closing date and prior to June 19, 2009) for an additional period of six months provided that no default or event of default exists at the time of election.  Amounts borrowed under the Senior Secured Revolving Loan Agreement bear interest at either one, three or six-month LIBOR plus one and one quarter percent

(1.25%), or the prime rate (as reported in The Wall Street Journal) plus one quarter percent (0.25%).  Any outstanding principal balance shall be paid by, or on, the maturity date.

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

The Senior Secured Revolving Loan Agreement contains certain financial covenants requiring minimum consolidated EBITDA of $160 million (on a rolling 12 month basis) and compliance with certain leverage and coverage ratios. The Senior Secured Revolving Loan Agreement also contains additional customary covenants, including covenants restricting the incurrence of additional indebtedness, the creation of additional liens and the disposition of assets. As of March 31, 2009, SGC was in compliance with all covenants in the Senior Secured Revolving Loan Agreement.

As of March 31, 2009, at SGC’s request, the lender under the Senior Secured Revolving Loan Agreement had issued letters of credit totaling $17.7 million, $11.2 million of which may be drawn upon to fund the purchase of certain parcels within the 50 acre “footprint” described in the Compact with New York State and designated for ownership by the Nation, with the remaining $6.5 million issued in connection with worker’s compensation policies and certain other contracts, as required.  On October 29, 2008, SGC borrowed $20.0 million under the Senior Secured Revolving Loan Agreement.  As of March 31, 2009, $12.3 million was available to be drawn under the Senior Secured Revolving Loan Agreement.   On April 9, 2009, SGC paid $5.0 million on the Senior Secured Revolving Loan Agreement, reducing the outstanding principal balance to $15 million and increasing the availability to $17.3 million.

5.                                      Related-Party Transactions

Distributions

Distributions paid to the Nation, or on the Nation’s behalf, as described below, consist of the following:

	Six Months Ended March 31,
	2009	2008
	(In Millions of Dollars)

Cash distributions	$26.2	$24.2
Distribution agreement distributions	7.0	9.7
	$33.2	$33.9

Cash Distributions

•                  SGC paid cash distributions to the Nation in the amount of $4 million per month from October 2008 through February 2009, totaling $20 million.  In addition, in November 2008, SGC paid an additional $1.2 million distribution to the Nation.

•                  In July 2008, SGC declared cash distributions to the Nation totaling $20 million, of which $10 million was payable in each of fiscal year 2009 and 2010.  These amounts were to be payable in ten equal monthly payments of $1 million beginning October 1, 2008 and 2009, respectively.  During the six months ended March 31, 2009, SGC paid cash distributions of $5 million to the Nation pursuant to the foregoing distribution declarations.  In February 2009, the Nation passed a resolution rescinding the July 2008 resolution.  Furthermore, any distributions paid in accordance with the July 2008 resolution were to be applied towards future distributions.  In March 2009, SGC applied $3 million previously paid under the July 2008 resolution toward the March 2009 distribution.  As of March 31, 2009, $2 million is recorded as an other current asset on the consolidated balance sheet and is reported as a distribution paid to the Nation on the consolidated statement of cash flows.

•                  SGC paid cash distributions to the Nation in the amount of $4 million per month from October 2007 through March 2008, totaling $24 million.  In addition, SGC paid an additional $0.2 million in distributions to the Nation during the six months ended March 31, 2008.

Distribution Agreement Obligations

•                  During the six months ended March 31, 2009 and 2008, SGC distributed $7.0 million and $9.7 million, respectively, to the Nation under the Distribution Agreement, dated April 27, 2007, relating to the Seneca Nation of Indians Capital Improvements Authority’s special obligation bonds (See Note 6).

SGC has recorded approximately $58.7 million in land and related acquisition costs as ‘Other long-term assets’ in the accompanying consolidated balance sheets as of March 31, 2009, which are expected to be transferred to the Nation in the future at cost.

Operating Lease Agreements

Head Leases:

The Nation has entered into operating lease agreements (each a Head Lease) with each of SNFGC, STGC and SEGC.  Due to the related party nature of these Head Leases, which can be effectively modified by the Nation, SGC records monthly Head Lease expense equal to the required payment amount for the respective month.  Payment increases under the Head Leases are restricted under the terms of the Indenture governing the Senior Notes and the Distribution Agreement referenced in Note 6.  The Head Leases contain no renewal options or escalation clauses.

Expenses resulting from the above Head Lease agreements were as follows for the three and six months ended March 31, 2009 and 2008:

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
	(Dollars in Millions)
SNFGC	$8.8	$5.7	$18.0	$12.2
STGC	5.5	5.0	12.0	10.1
SEGC	3.5	4.8	8.0	8.7
	$17.8	$15.5	$38.0	$31.0

SNFGC, STGC and SEGC record the Head Lease costs as a component of advertising, general and administrative costs in the accompanying consolidated statements of income.

Seneca Niagara Falls Gaming Corporation

The SNFGC Head Lease (dated October 25, 2002) has a term of 21 years and covers use of the land and certain improvements existing at the commencement of such Head Lease, principally including structures formerly known as the Niagara Falls Convention Center and Lackey Plaza.  Effective October 1, 2007, the monthly payments were $1,365,909 per month, as approved by the board of directors of SGC and SNFGC.  Pursuant to the terms of the Amended and Restated SNFGC Head Lease entered into on March 27, 2008, and effective October 1, 2007, payments were further increased, at the request of the Nation, to $2,033,333 per month, with such increase effective as of October 1, 2007.  On August 1, 2008, at the request of the Nation, SGC approved an increase in the SNFGC Head Lease to $3,083,333 per month, effective October 1, 2008, and to $3,666,667 per month, effective October 1, 2009.  On March 19, 2009 SNFGC entered into an amendment to the foregoing Head Lease agreement with the Nation, which reduced payments to $3,007,208 per month effective October 1, 2008.

Seneca Territory Gaming Corporation

The STGC Head Lease (effective as of May 1, 2004) has a term of 21 years after the commencement of the Nation’s Class III gaming operations under the Compact, and covers use of the land which is currently being used in operating the Seneca Allegany Casino and Hotel.  Effective October 1, 2007, the monthly payments were $1,365,909, as approved by the board of directors of STGC.  Pursuant to an amendment to the STGC Head Lease entered into on March 27, 2008, and effective as of October 1, 2007, the payments were increased, at the request of the Nation, to $1,691,667 per month.  On August 1, 2008, at the request of the Nation, SGC approved increases in the payments under the STGC Head Lease to $2,166,666 per month effective October 1, 2008, and to $2,666,667 per month effective October 1, 2009.  On March 19, 2009 STGC entered into an amendment to the foregoing Head Lease agreement with the Nation, which reduced payments to $2 million per month effective October 1, 2008.

Seneca Erie Gaming Corporation

The SEGC Head Lease (effective as of April 1, 2006) has a term of 21 years after the commencement of the Nation’s Class III gaming operations under the Compact, and covers use of the land which is currently being used in operating the Seneca Buffalo Creek Casino.  Effective October 1, 2007, the monthly payments were $1,287,500, as approved by the board of directors of SEGC.  Pursuant to an amendment to the SEGC Head Lease entered into on March 27, 2008, and effective as of October 1, 2007, the payments were increased, at the request of the Nation, to $1,441,667 per month. On August 1, 2008, at the request of the Nation, SGC approved an increase in the payments under the SEGC Head Lease to $1,500,000 per month effective October 1, 2008 and thereafter.  On March 19, 2009 SEGC entered into an amendment to the foregoing Head Lease agreement with the Nation, which reduced payments to $1,326,125 per month effective October 1, 2008.

In connection with the March 19, 2009 Head Lease amendments described above, for purposes of compliance with its Indenture governing the Senior Notes and the Distribution Agreement, SGC obtained and delivered to Wells Fargo, N.A. (as trustee under the Indenture governing the Senior Notes) written fair market value rent opinions from an independent financial advisor with regard to the SNFGC and STGC Head Lease amendments (as required by the Indenture).  The SEGC Head Lease amendment reflects a 3% increase in rent as permitted by the Indenture.  The Corporation also delivered to Wells Fargo, N.A. (as trustee under the indenture governing the Nation’s municipal bonds and a party to the Distribution Agreement) an additional certification required pursuant to the Distribution Agreement.  Further or additional increases in rent payable under the Head Lease agreements are restricted under the terms of the Corporation’s Indenture governing its Senior Notes and the Distribution Agreement, and are subject to compliance with all applicable contractual commitments of the Corporation and the Nation, such that no increase may contravene, or constitute a default under any agreement, indenture, instrument or other commitment legally binding upon the Nation, SNFGC, STGC or SEGC, respectively, or to which the premises (described in the Head Leases) are subject.

Class II Poker Leases:

SNFGC and STGC lease space within the Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel, respectively, for operation of poker rooms by Seneca Gaming & Entertainment, a Class II business enterprise of the Nation.  For the three months ended March 31, 2009 and 2008, SGC recorded $0.2 million and $0.2 million of poker room rental income and fees, respectively, and for the six months ended March 31, 2009 and 2008, SGC recorded $0.4 million and $0.4 million of rental income and fees, respectively.  At March 31, 2009, SGC has recorded $0.3 million as a receivable from the Nation relating to poker room rentals and fees as a component of receivables, net in the accompanying consolidated balance sheets.

Other Lease:

STGC leases office space in a building owned by the brother of a member of SGC’s Board of Directors.  For the three months ended March 31, 2009 and 2008, such operating lease expense totaled $63,000 and $63,000, respectively, and for the six months ended March 31, 2009 and 2008, such operating lease expense totaled $126,000 and $128,000, respectively.

Other Related Party Transactions

Construction Services:

SNFGC, STGC and SEGC have each entered into construction management agreements with Seneca Construction Management Corporation, or SCMC, for certain renovations and capital improvements at Seneca Niagara Casino and Hotel, Seneca Allegany Casino and Hotel, and Seneca Buffalo Creek Casino, respectively.  SCMC is wholly owned by the Nation.  For the three months ended March 31, 2009 and 2008, SNFGC, STGC and SEGC have collectively made payments to SCMC for construction management and related fees of $0.6 million and $0.8 million, respectively, and for the six months ended March 31, 2009 and 2008, SNFGC, STGC and SEGC have collectively made payments to SCMC for construction management and related fees of $1.6 million and $1.5 million, respectively.  Such fees reflect the amounts earned by SCMC for the performance of construction management services. Additional amounts paid to SCMC are passed-through and used to pay subcontractors, reimbursements for out-of-pocket expenses and similar costs.

Regulatory Services:

SGC is charged by the Nation for its costs incurred related to the operation of SGA gaming regulatory services.  These include:  a) costs incurred solely and directly in connection with regulatory services and oversight of SGC’s gaming operations and which are therefore 100% allocable to SGC; and b) an administration fee, assessed by the Nation for costs indirectly incurred in conjunction with the operation and regulation of the Corporation, which is fixed as a percentage of direct costs, currently set at 29.56%, as determined by the Nation in its performance of administration of the SGA and its oversight of the Company.  Such costs were approximately $2.6 million and $3.3 million for the three months ended March 31, 2009 and 2008, respectively, and $5.1 million and $5.8 million for the six months ended March 31, 2009 and 2008, respectively.

SGC is also charged by the Nation for its costs incurred related to services provided by the New York State Racing and Wagering Board, New York State Police, Seneca Nation of Indians Marshals, Buffalo Police and Cattaraugus County Sheriff Department solely and directly in connection with SGC’s operations, which costs were approximately $3.1 million and $2.2 million for the three months ended March 31, 2009 and 2008, respectively, and $5.7 million and $5.1 million for the six months ended March 31, 2009 and 2008, respectively.

At March 31, 2009 and September 30, 2008, approximately $31.6 million and $27.9 million, respectively, were recorded as “accrued regulatory costs” in the accompanying consolidated balance sheets, for the payment of such regulatory costs.

Other:

SNFGC, STGC, and SEGC, through the Corporation’s competitive bidding process, have purchased goods and services from DRJ Enterprises, which is owned by the brother-in-law of Barry E. Snyder, Sr., who served as  Chairman of SGC’s Board of Directors until March 13, 2009 and as a member of the Board of Directors until March 19, 2009.  Payments to DRJ Enterprises for the three months ended March 31, 2009 and 2008 totaled $46,000 and $186,000, respectively.

6.                                      Commitments and Contingencies

Distribution Agreement Obligations

On April 27, 2007, SGC entered into a Distribution Agreement among the Nation, the Seneca Nation of Indians Capital Improvements Authority, or the Authority, SGC and Wells Fargo Bank, as Trustee, in connection with the Authority’s issuance in two series (one tax exempt and the other taxable) of an aggregate principal amount of $159,495,000 special obligation bonds, or the 2007 Nation Bonds.  The Distribution Agreement obligates SGC, subject to any contractual restrictions applicable to SGC (including, but not limited to, those contained in the Senior Notes Indenture), to make monthly distributions to the Nation at the times and in the amounts necessary to enable the Authority to pay the debt service on the 2007 Nation Bonds as required under the Authority’s indenture.  At the direction of the Nation and the Authority, SGC pays such distributions directly to the Trustee.  The Authority’s debt service commenced on June 1, 2007.  For the period from June 1, 2007 through November 1, 2007, the Authority’s debt service averaged approximately $0.9 million per month. For the period from December 1, 2007 through June 1, 2008, the Authority’s debt service averaged approximately $1.7 million per month.  In June 2008, it was determined that the amortization (debt service) schedule upon which the foregoing $1.7 million monthly payments was made, was incorrect.  A corrected amortization schedule was provided and, after giving effect to a resulting credit for amounts overpaid, for the period from January 1, 2008 through December 1, 2023, the Authority’s debt service averages approximately $1.2 million per month. The foregoing debt service averages are based on scheduled payments of interest and principal under the Authority’s indenture and bonds and do not address the effects of any earlier call for redemption, by acceleration or otherwise.  The Distribution Agreement provides that neither the Trustee nor the Authority’s bondholders will have any recourse under the Distribution Agreement to any revenues, assets or property of SGC or its subsidiaries should SGC fail to comply with its distribution obligations.  For the six months ended March 31, 2009 and 2008, SGC distributed to the Nation $7.0 million and $9.7 million, respectively, for the Authority’s debt service on the special obligation bonds.

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

For the three months ended March 31, 2009 and 2008, total exclusivity fees were $25.5 million and $27.8 million, respectively.  The $25.5 million exclusivity fee incurred during the three months ended March 31, 2009 consisted of $16.6 million attributable to the operation of SNFGC, $6.6 million attributable to the operation of STGC and $2.3 million attributable to the operation of SEGC.  The $27.8 million exclusivity fee incurred during the three months ended March 31, 2008 consisted of $19.1 million attributable to the operation of SNFGC, $7.1 million attributable to the operation of STGC and $1.6 million attributable to the operation of SEGC.

For the six months ended March 31, 2009 and 2008, total exclusivity fees were $50.6 million and $54.9 million, respectively.  The $50.6 million exclusivity fee incurred during the six months ended March 31, 2009 consisted of $33.2 million attributable to the operation of SNFGC, $13.2 million attributable to the operation of STGC and $4.2 million attributable to the operation of SEGC.  The $54.9 million exclusivity fee incurred during the six months ended March 31, 2008 consisted of $37.6 million attributable to the operation of SNFGC, $14.3 million attributable to the operation of STGC and $3.0 million attributable to the operation of SEGC.

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

Construction activities at Seneca Allegany Casino and Hotel and Seneca Buffalo Creek Casino were suspended in August 2008 and remain suspended for reasons including:  the continuing economic recession; inability to obtain construction financing at reasonable interest rates; and operating and other demands on our available cash, such as our payments and distributions to the Nation.  The Company continues to engage in strategic planning efforts relative to the recommencement of construction activities at these locations.  The Company is also evaluating the scaling and scope of its clubhouse design for the Seneca Hickory Stick Golf Club.

Seneca Allegany Casino and Hotel.  On March 30, 2007, STGC officially opened its 212 room resort hotel, including two fine dining restaurants, a 24-hour casual restaurant and certain other amenities, at the Seneca Allegany Casino and Hotel.  This expansion followed the December 28, 2006 official opening of the permanent gaming floor. The approximate cost of constructing and equipping the hotel and expansion project was $169.0 million.  In March 2008, STGC completed the conversion of the former temporary casino at the Seneca Allegany Casino and Hotel into a 120,000 square foot events center, and additional administration space, at a cost of approximately $29.3 million.  The next phase of construction, which commenced in April 2008 and is currently suspended as noted above, provides for an additional 200 room hotel, 31,000 square feet of additional gaming space and related amenities, and landscaping and exterior façade enhancements to the property as a whole.  As of March 31, 2009, the Company has incurred $17.8 million related to this phase of construction.

Seneca Buffalo Creek Casino.  On July 3, 2007, the Company opened a temporary Class III gaming facility at the Seneca Buffalo Creek Territory site (6,000 square feet including 135 slot machines and a snack bar) at a cost of approximately $6.8 million.  In March 2008, the Company completed a 109 slot machine expansion (for a total of 244 slot machines) of the temporary Seneca Buffalo Creek Casino.  The permanent Seneca Buffalo Creek Casino and Hotel, construction of which is currently suspended, was anticipated to open in Summer 2010 and was expected to initially feature 90,000 square feet of gaming space with approximately 2,000 slot machines, 45 table games and a 22-story all suite hotel with approximately 206 rooms.  Planned amenities included a pool, spa and salon, four restaurants, meeting rooms, a retail outlet and a 2,200-space parking garage.  As of March 31, 2009, the Company has incurred $87.2 million on the construction of the permanent casino and hotel.

Seneca Hickory Stick Golf Club.  In July 2007, the Company commenced construction of the Seneca Hickory Stick Golf Club, an 18-hole Robert Trent Jones II designed golf course. The golf course is located in Lewiston, New York and is approximately eight miles from the Seneca Niagara Casino and Hotel.  Completion of golf course construction is currently scheduled for Summer 2009. To allow for proper grow-in of the course, it is anticipated that the official opening of the course will occur in Spring 2010. The decision as to when to open the golf course for play will depend upon how well the course matures throughout the 2009 growing season. As of March 31, 2009, the Company has incurred $18.5 million for the purchase of land and construction, with a total cost to construct the golf course, clubhouse and related amenities estimated to be approximately $25.5 million.

Legal Proceedings

Citizens Against Casino Gambling in Erie County v. Hogen (1:2009-cv-00291 (WDNY)) — CACGEC III

On March 31, 2009 , Citizens Against Casino Gambling in Erie County  (CACGEC) filed a third action in the United States District Court, Western District of New York against the Chairman of the National Indian Gaming Commission, or NIGC, the United States Department of Interior, the NIGC, the Secretary of the Interior and the President of the United States.  The action seeks declaratory and injunctive relief under the Administrative Procedure Act, the Declaratory Judgments Act, and the Indian Regulatory Gaming Act and is principally directed at the decision by the NIGC Chairman, on January 20, 2009, to approve the Seneca Nation’s amendments to its Class III Gaming Ordinance regarding the Nation’s Buffalo Creek Territory.  The NIGC Chairman concluded that IGRA’s general prohibition against gaming on lands acquired after its enactment in 1988 does not apply to lands, such as the Buffalo Creek Territory, that are held in restricted fee.   The plaintiffs claim that, in approving the Nation’s Class III Gaming ordinance on January 20, 2009, the NIGC Chairman ignored the intention of Congress.  The plaintiffs also make several claims that go beyond their prior lawsuits.  Most notably, they challenge the constitutionality of the land purchase provisions contained in the Seneca Nation Settlement Act (“SNSA”), and attempt to challenge in a more extensive fashion than they had previously the validity of the Nation-State Gaming Compact.

If the plaintiffs ultimately succeed in this action, or in their pending appeals in the CACGEC I and CACGEC II proceedings, the Nation could be unable to conduct any Class III gaming upon lands acquired by the Nation pursuant to the Seneca Nation Land Claims Settlement Act of 1990 (“SNLCSA”), including the Buffalo Creek Territory.

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

Executive Summary

Our Current Operations.     We currently operate three Class III gaming facilities:  Seneca Niagara Casino and Hotel, in the City of Niagara Falls, New York (Niagara Territory), featuring over 147,000 square feet of gaming space, 4,095 slot machines, 102 table games and 604 hotel rooms; Seneca Allegany Casino and Hotel, in the City of Salamanca, New York (Allegany Territory), featuring over 63,500 square feet of gaming space, 2,322 slot machines, 41 table games and 212 hotel rooms; and the Seneca Buffalo Creek Casino (slots only temporary facility), in the City of Buffalo, New York (Buffalo Creek Territory), featuring 244 slot machines.  See “Executive Summary — Seneca Buffalo Creek Casino,” “Part II. Item 1. — Legal Proceedings,” and “2008 Form 10-K Item 3. — Legal Proceedings” for information regarding the status of, and litigation related to, our Seneca Buffalo Creek Casino.  Our operations also include dining, entertainment, retail and spa and salon services.  For the three months ended March 31, 2009, approximately 92% of our net revenue was derived from our gaming activities.

Seneca Niagara Casino and Hotel.     Upon opening on December 31, 2002, Seneca Niagara Casino primarily relied on drive-in and bus patrons from the Buffalo, Niagara Falls, and Rochester areas in New York and secondarily from Erie, Pennsylvania, Ohio and other parts of New York.

In March 2006, SNFGC officially completed the phased opening of its luxury hotel expansion, which included a permanent 147,000 square foot gaming facility (providing 35,000 square feet more gaming space than the original 112,000 square feet), a 604 room luxury hotel with 118 suites of various sizes, a full-service spa, salon, and fitness center, three fine dining restaurants (two additional) and a 24 hour casual restaurant, three new retail stores, and a 25,200 square foot multi-purpose room and events center.  The expansion of Seneca Niagara Casino and Hotel, including the addition of our luxury hotel and other amenities, has enabled us to attract higher-end patrons, increase length of stay, and extend our geographic market penetration and appeal to a more diverse demographic base.

Seneca Allegany Casino and Hotel.    Since opening on May 1, 2004, Seneca Allegany Casino and Hotel has attracted patrons from the southern portion of Western New York, Erie and Pittsburgh, Pennsylvania and Ohio.  As of March 31, 2009, approximately 42% of the casino’s patron base is from outside of the State of New York.

In March 2007, we opened a 212-room resort hotel, including two fine dining restaurants, a 24-hour casual restaurant and certain other amenities after officially opening the new permanent gaming floor in December 2006.  In March 2008, we completed the conversion of the former approximate 120,000 square foot temporary casino structure into an events center with a seating capacity for 2,200 people, along with additional administrative office space and amenities.  We believe the new resort hotel, permanent casino and events center provide a first-class gaming experience for our patrons, helping to increase patrons’ length of stay and to maintain the competitive position of the facility in light of competition in Pennsylvania, consisting principally of Presque Isle Downs, a new gaming facility that opened in late February 2007 in Erie, Pennsylvania approximately 80 miles from the Seneca Allegany Casino and Hotel.  Presque Isle Downs has approximately 2,000 slot machines and offers dining and entertainment options that include a steakhouse, a buffet and four lounges, but it does not offer table games or lodging.

Construction on our next phase of development at Seneca Allegany Casino and Hotel, which was planned to include an additional 200 room hotel tower, and up to 30,000 square feet of additional gaming space and related amenities, for a total estimated cost of up to $130 million, remains suspended for reasons including:  the continuing economic recession; inability to obtain construction financing at reasonable interest rates; and operating and other demands on our available cash, such as our payments and distributions to the Nation.  The Company continues to engage in strategic planning efforts relative to the recommencement of construction activities at this location.

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

We suspended construction on the permanent Seneca Buffalo Creek Casino and hotel in August 2008 for reasons including:  the continuing economic recession; inability to obtain construction financing at reasonable interest rates; and operating and other demands on our available cash, such as our payments and distributions to the Nation.  The Company continues to engage in strategic planning efforts relative to the recommencement of construction activities at this location.

Our ability to continue to operate the Seneca Buffalo Creek Casino temporary facility, our ability to complete construction of the permanent facility, as well as the timing of the construction and opening of the permanent Seneca Buffalo Creek Casino, will depend on various factors, including existing legal challenges and the availability of financing on acceptable terms.  Reference is made to our 2008 Form 10-K and to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008, for a description of the legal proceedings relating to the Seneca Buffalo Creek Casino.  See also “Part II. Item 1 - Legal Proceedings” for additional developments

Seneca Hickory Stick Golf Club — Lewiston, New York.   In March 2006, we acquired 257 acres of land with the intent to design and build a championship level golf course in Lewiston, New York, approximately eight miles from Seneca Niagara Casino and Hotel.  We selected the Robert Trent Jones II firm to design the golf course.  Construction of the golf course commenced in July 2007, with completion of construction scheduled for Summer 2009.  To allow for proper grow-in of the course, it is anticipated that the official opening of the course will occur in Spring 2010.  The decision as to when to open the golf course for play will depend upon how well the course matures throughout the 2009 growing season.  The total cost to construct the golf course, clubhouse and related amenities is estimated to be approximately $25.5 million.

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

Although the current economic recession and increased regional competition continue to present operational challenges, we believe our operating results positively reflect our ongoing ability to respond and adapt to such conditions, and on the Nation’s efforts to work with the Corporation to mitigate the impact of these adverse developments.  We also continue to believe that, notwithstanding these challenges, the Western New York hotel, entertainment and gaming markets are underserved, and that the exclusivity provided by the Compact will continue to present us with a unique opportunity to serve these markets.  The Corporation continues to engage in joint financing planning initiatives with its owner to assess the Corporation’s financial condition and its liquidity needs, and to help ensure that appropriate strategic plans are being developed and implemented to meet the Corporation’s liquidity requirements and the ongoing challenges presented by the current economic environment.  Management intends to continue to work closely with the Nation to help ensure cash generated from operations, available cash and cash equivalents, short-term investments and cash available under Senior Secured Revolving Loan Agreement are sufficient to service our debt, satisfy our other financial obligations and commitments and meet our working capital requirements for the remainder of the fiscal year.

Recent Developments.  The ongoing recession has continued to negatively impact our operating performance and results, primarily due to reduced consumer discretionary spending, which has negatively impacted consumer spending on gaming and entertainment.  Over the past twelve months, we have attempted to mitigate the effects of the economic recession through implementation of expense reduction measures and efforts to increase operational efficiencies.  In December 2008, we implemented a multifaceted plan to further reduce expenses, the primary components of which were an approximate five percent workforce reduction, together with a wage freeze for all employees earning in excess of $70,000 per year, voluntary salary reductions for senior management and suspension of our bonus program which had historically been paid in December of each year.  While we have successfully reduced certain expenses and increased certain operational efficiencies, we anticipate continuing to take measures to help preserve SGC’s financial condition, maintain adequate liquidity and position us for future growth and success, and endeavor to do so in a manner that will not compromise the quality or levels of our offerings and services provided at each of our properties.

Following discussions with the Nation, our payments and distributions to the Nation were reduced in an effort to enhance our liquidity position, provide cash for priority maintenance capital expenditures and fund a reserve for potential repurchase or repayment of our senior debt.  The measures resulting from the joint planning initiatives with the Nation included principally, rescission of an earlier Council request for $20 million relating to certain capital improvement projects of the Nation, a reduction in monthly distributions to the Nation from the then-current level of $4 million per month to $3 million per month commencing in March 2009, the return of $5 million previously distributed to the Nation for the capital improvement projects described above (a portion of which has been, and the remainder of which will be, used as a credit against SGC’s monthly distribution obligations), and a $5 million reduction in rent for fiscal 2009 under the Corporation’s Head Leases.

On April 9, 2009, SGC paid $5.0 million on the Senior Secured Revolving Loan Agreement, reducing the outstanding principal balance to $15 million and increasing the availability to $17.3 million.

Critical Accounting Policies and Estimates

There have been no changes in critical accounting policies and estimates since the filing of our 2008 Form 10-K.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

Operating Results - Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

Summary of Operating Results

As of March 31, 2009, we own and operate the Seneca Niagara Casino and Hotel in Niagara Falls, New York; the Seneca Allegany Casino and Hotel in Salamanca, New York; and the Seneca Buffalo Creek Casino in Buffalo, New York.  In addition, Lewiston Golf Course Corporation was established to operate a golf course which is currently under construction in Lewiston, New York.  All of our revenues are derived from the operations of our completed facilities.

The following table summarizes our results from operations by property:

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in Thousands)
Net revenues:
Seneca Niagara Falls Casino and Hotel	$93,954	$105,735
Seneca Allegany Casino and Hotel	35,692	38,019
Seneca Buffalo Creek Casino	10,392	7,263
Total	$140,038	$151,017

Operating expenses:
Seneca Niagara Falls Casino and Hotel	$69,300	$72,948
Seneca Allegany Casino and Hotel	35,322	37,710
Seneca Buffalo Creek Casino	7,410	7,799
Seneca Hickory Stick Golf Club	53	—
Seneca Gaming Corporation	657	1,971
Total	$112,742	$120,428

Operating income (loss):
Seneca Niagara Falls Casino and Hotel	$24,654	$32,787
Seneca Allegany Casino and Hotel	370	309
Seneca Buffalo Creek Casino	2,982	(536)
Seneca Hickory Stick Golf Club	(53)	—
Seneca Gaming Corporation	(657)	(1,971)
Total	$27,296	$30,589

The most important factors or trends contributing to our operating performance during the three months ended March 31, 2009 and 2008 were:

Positive factors and trends

                        •                  The reduction of expenses attributable to implementation of operating initiatives, which included:  a   continued focus on hotel yield management; reduced food and beverage costs as a percentage of food and beverage revenue; repricing of our food and beverage products; initiatives to increase our cash paying patrons; reduced marketing costs; and labor efficiencies achieved through active monitoring of scheduling activities and a reduction in workforce;

                        •                  The rescission of an earlier Council request for $20 million, a reduction in monthly distributions to the Nation from the current level of $4 million per month to $3 million per month commencing in March 2009, and a reduction in Head Leases payments for Fiscal 2009 from $81 million to $76 million;

                        •                  The increase in the average daily number of slot machines at our temporary facility on the Buffalo Creek Territory in March 2008, and extension of hours of operation effective February 2009;

                        •                  The opening of the Seneca Events Center at Seneca Allegany Casino and Hotel in March 2008, resulting in increased entertainment offerings for our patrons;

                        •                  Our ability to enroll patrons in our cross-property Seneca Link Player’s Card program, which continues to facilitate the use of effective direct mail and targeted marketing programs to establish patron loyalty to the Seneca brand at a profitable level; and

                        •                  Our mix of slot machines, which we believe is superior to our competition and includes the latest product offerings by leading slot manufacturers.

Negative factors and trends

                        •                  The effects of increased Head Lease payments to the Nation from $62 million to $76 million, which have reduced our cash reserves and funds available for construction, capital reinvestment and liquidity reserves;

                        •                  The ongoing economic recession, which has reduced consumer spending and encouraged an apparent transition to gaming of logistical convenience;

                        •                  Adverse credit market conditions which have reduced the availability, and increased the cost, of capital for expansion projects;

                        •                  Limited maintenance capital investment in both our Niagara Falls and Allegany properties; and

                        •                  Competition from Presque Isle Downs in Erie, Pennsylvania, approximately  80 miles from the Seneca Allegany Casino and Hotel and 120 miles from the Seneca Niagara Casino and Hotel, and additional marketing by New York racinos which may be attributable, in part, to recent New York State legislation providing financial support for marketing to racinos.

Gross Revenues

Gross revenues consisted of the following:

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in Thousands)
Gaming	$141,320	$154,366
Food and beverage	14,231	15,568
Lodging	5,577	6,910
Retail, entertainment and other	5,825	5,646
Total	$166,953	$182,490

The table below summarizes the percentage of gross revenues from each revenue source:

	Three Months Ended
	March 31,
	2009	2008
Gaming	84.7%	84.6%
Food and beverage	8.5%	8.5%
Lodging	3.3%	3.8%
Retail, entertainment and other	3.5%	3.1%
Total	100.0%	100.0%

Gaming Revenue

Our gaming revenue for the three months ended March 31, 2009 decreased when compared to the same period in the prior year, primarily due to the impact of adverse economic conditions which reduced consumer demand for gaming and entertainment offerings.

Our net gaming revenue, net of promotional credits of $12.9 million and $14.4 million in the three months ended March 31, 2009 and 2008, respectively, decreased $11.5 million, or 8%, when comparing these periods.  During the three months ended March 31, 2009, Seneca Niagara Casino and Hotel’s net gaming revenue decreased $12.1 million, or 12%; Seneca Allegany Casino and Hotel’s net gaming revenue decreased $2.4 million, or 7%; and Seneca Buffalo Creek Casino’s net gaming revenue increased $3.0 million, or 42% when comparing  these same periods.

The following table presents data related to slot revenues (in thousands, except where noted):

	Three Months Ended
	March 31,
	2009	2008
Slot handle	$1,520,560	$1,648,864
Gross slot revenue	$129,582	$141,304
Net slot revenue	$113,885	$122,691
Weighted average number of slot machines (in units)	6,664	6,680
Gross slot hold percentage	8.5%	8.6%
Gross slot win per unit per day (in dollars)	$216	$232

Net slot revenue decreased $8.8 million, or 7%, when comparing the three months ended March 31, 2009 to the three months ended March 31, 2008.

Slot promotional credits, which are recorded in gross slot revenues and promotional allowances, amounted to $8.5 million and $9.3 million at Seneca Niagara Casino and Hotel during the three months ended March 31, 2009 and 2008, respectively, and $4.4 million and $5.1 million at Seneca Allegany Casino and Hotel during the three months ended March 31, 2009 and 2008, respectively.  The decrease in slot promotional credit play during the three months ended March 31, 2009 was primarily due to decreased slot play.

The following table presents data related to table game revenues (in thousands, except where noted):

	Three Months Ended
	March 31,
	2009	2008
Table games drop	$90,649	$102,845
Net table games revenue	$14,455	$17,132
Weighted average number of table games (in units)	143	142
Table games hold percentage	16.0%	16.6%
Gross table games revenue per unit per day (in dollars)	$1,130	$1,317

Net table games revenue decreased $2.7 million, or 16%, when comparing the three months ended March 31, 2009 to the three months ended March 31, 2008.  The decrease was principally due to those factors previously noted, as well as a decrease in the table games hold percentage when comparing these same periods.

Food and Beverage Revenue

The following table presents data related to food and beverage revenue (in thousands, except where noted):

	Three Months Ended
	March 31,
	2009	2008
Covers	956	1,071
Average check (in dollars)	$14.88	$14.54

During the three months ended March 31, 2009, our consolidated food and beverage revenue decreased $1.3 million, or 9% when compared to the same period in 2008, primarily due to a decrease in consumer spending, which resulted in a decrease in the number of covers, offset by an increase in the average revenue per check.  Seneca Niagara Casino and Hotel’s food and beverage revenue accounted for $1.2 million of the decrease; Seneca Allegany Casino and Hotel’s and food and beverage revenue accounted for $0.1 million of the decrease; and Seneca Buffalo Creek Casino’s food and beverage revenue approximated revenue for the same quarter in the prior year.  During the three months ended March 31, 2009 and 2008, 52% and 58%, respectively, of our food and beverage revenue were the result of Seneca Link Player’s Card point redemptions.

Lodging Revenue

The following table presents data related to lodging revenue:

	Three Months Ended
	March 31,
	2009	2008
Occupied rooms	68,946	69,382
Average daily room rate (ADR)	$80.88	$99.60
Occupancy rate	94.5%	94.3%
Revenue per available room (REVPAR)	$76.44	$93.90

During the three months ended March 31, 2009, our lodging revenue decreased by $1.3 million, or 19%, when compared to the three months ended March 31, 2008, due to a decrease in average rate per occupied room.  During the three months ended March 31, 2009, SGC implemented marketing strategies and offered hotel room rates at discounted prices in an effort to continue to stimulate casino patron visitation and encourage longer trip duration.  Seneca Niagara Casino and Hotel’s lodging revenue accounted for $1.0 million of the decrease and Seneca Allegany Casino and Hotel’s lodging revenue accounted for $0.3 million of the decrease.  During the three months ended March 31, 2009 and 2008, 21% and 17%, respectively, of our lodging revenue was attributable to cash payments by patrons (as compared to revenue attributable to patron complimentaries).

Retail, Entertainment and Other Revenue

During the three months ended March 31, 2009, our retail, entertainment and other revenue increased $0.2 million, or 3%, when compared to the same period in 2008.  During the three months ended March 31, 2009 and 2008, 77% and 78%, respectively, of our retail revenue, and 41% and 45% of our entertainment revenue, respectively, was attributable to Seneca Link Player’s Card point redemptions.

Promotional Allowances

SGC operates a complimentary program in which food and beverage, retail, entertainment, and other services are provided to patrons based on points earned through the Seneca Link Player’s Card.  The retail value of these complimentary items is included in gross revenues and then deducted as promotional allowances to arrive at net revenues.

The retail value of providing such promotional allowances was included in revenues as follows:

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in Thousands)
Gaming	$12,867	$14,429
Food and beverage	7,605	9,189
Lodging	4,225	5,558
Retail, entertainment and other	2,216	2,297
Total	$26,915	$31,473

The estimated cost of providing such promotional allowances was as follows:

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in Thousands)
Food and beverage	$5,418	$6,898
Lodging	2,085	2,822
Retail, entertainment and other	1,825	2,295
Total	$9,328	$12,015

Promotional allowances as a percentage of gaming revenue were 19.0% and 20.4% during the three months ended

March 31, 2009 and 2008, respectively.  Promotional allowances decreased $4.6 million, or 14%, when comparing the three months ended March 31, 2009 to the same period in 2008.

Detailed Operating Expense Information

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in Thousands)

Operating expenses:
Gaming	$36,424	$41,509
Food and beverage	10,697	12,098
Lodging	3,128	3,279
Retail, entertainment and other	3,467	3,814
Advertising, general and administrative	46,365	47,310
Pre-opening costs	78	131
Depreciation	12,583	12,287
Total Operating expenses	$112,742	$120,428

Gaming Expenses

Gaming expenses principally consist of costs incurred from operating our table games and slot machines, of which the primary components are payroll and payroll related costs and the slot exclusivity fee paid to New York State pursuant to the Compact.

The following table summarizes the exclusivity fee incurred by property:

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in Thousands)
Seneca Niagara Falls Casino and Hotel	$16,625	$19,087
Seneca Allegany Casino and Hotel	6,593	7,110
Seneca Buffalo Creek Casino	2,243	1,575
Total	$25,461	$27,772

The slot exclusivity fee decreased $2.3 million from $27.8 million for the three months ended March 31, 2008 to $25.5 million for the three months ended March 31, 2009, due to lower net slot revenues.  Gaming expenses as a percentage of gross gaming revenues were 25.8% and 26.9% for the three months ended March 31, 2009 and 2008, respectively.

Food and Beverage Expenses

Food and beverage expenses represent those costs incurred for the operation of our restaurants, snack bars and beverage outlets.  The primary components of these expenses are the cost of food and beverage products and payroll and payroll related expenses for team members providing the service.  During the three months ended March 31, 2009, food and beverage costs decreased $1.4 million, or 12%, when compared to the same period in 2008, due primarily to a concerted effort to reduce all components of such costs, while maintaining superior product offerings to our patrons.  Food and beverage expenses as a percentage of food and beverage revenues were 75.2% and 77.7% for the three months ended March 31, 2009 and 2008, respectively.

Lodging Expenses

Lodging expenses represent those costs incurred for the operation of our luxury hotel at Seneca Niagara Casino and Hotel and our resort hotel at Seneca Allegany Casino and Hotel.  The components of these expenses include payroll and payroll related expenses, guest amenity supplies, laundry and other expenses.  During the three months ended March 31, 2009, lodging expenses decreased $0.2 million, or 5%, as compared to the three month period ended March 31, 2008.  The decrease is primarily due to a $0.1 million decrease in payroll and benefit expenses and a $0.1 million decrease in laundry expense.  Lodging expenses as a percentage of lodging revenues were 56.1% and 47.5% for the three months ended March 31, 2009 and 2008, respectively.

Retail, Entertainment and Other Expenses

Retail, entertainment and other expenses primarily represent those costs incurred for the operation of our retail shops and spas, and our entertainment offerings.  The components of these expenses include payroll and payroll related costs, the purchase of products offered for sale in our retail outlets and contract costs for entertainers.  For the three months ended March 31, 2009, these costs decreased approximately $0.3 million, or 9%, over the comparable 2008 period, due principally to a $0.7 million decrease in headline entertainment costs, offset by a $0.1 million increase in payroll and benefit expenses and a $0.1 million increase in bank fees.  Retail, entertainment and other expenses as a percentage of retail, entertainment and other revenues were 59.5% and 67.6%, for the three months ended March 31, 2009 and 2008, respectively.

Advertising, General and Administrative Expenses

Advertising, general and administrative expenses consist primarily of payroll and payroll related expenses, regulatory fees, advertising and marketing costs, Head Lease expense, insurance, legal and utility costs.  For the three months ended March 31, 2009, such costs decreased $0.9 million, or 2%, from the same period in 2008.  For the three months ended March 31, 2009, a $2.3 million increase in Head Lease expense over the comparative period in 2008, was offset by a $1.5 million decrease in promotional expenses, a $1.2 million decrease in advertising costs and a $0.5 million decrease in special event costs. Advertising, general and administrative expenses as a percentage of gross revenues were 27.8% and 25.9%, for the three months ended March 31, 2009 and 2008, respectively.

Pre-opening Expenses

Pre-opening expenses are non-recurring costs incurred to support the expected opening of new facilities.  During the three months ended March 31, 2009, pre-opening expenses incurred were primarily related to the preparation of the Seneca Hickory Stick Golf Club, to be operated by the Lewiston Golf Course Corporation.  During the three months ended March 31, 2008, pre-opening expenses consisted of costs related to the opening of the Seneca Events Center at Seneca Allegany Casino and Hotel in March 2008.

Depreciation Expense

During the three months ended March 31, 2009 and 2008, depreciation expense was $12.6 million and $12.3 million, respectively, an increase of $0.3 million, or 2%.

Other Non-Operating Expenses

The following table summarizes information related to other non-operating expenses:

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in Thousands)

Non-operating expenses	$(50)	$(150)

During the three months ended March 31, 2009 and 2008, we recorded an other-than-temporary loss on one specific investment of $0.1 million and $0.2 million, respectively, as other non-operating expense. The cost basis of this investment has been reduced by the amount of the other-than-temporary loss recorded.

Interest Income

Interest income was $0.1 million for the three months ended March 31, 2009, compared to $0.4 million for the three months ended March 31, 2008.  The decrease in interest income can be attributed to the decrease in the average cash balance on deposit with financial institutions in interest bearing accounts when comparing these periods.

Interest Expense

The following table summarizes information related to interest on our long-term debt and Senior Secured Revolving Loan Agreement:

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in Thousands)

Interest expense	$9,674	$9,872

During the three months ended March 31, 2009, interest expense consisted substantially of interest on our $500 million aggregate principal amount of 7¼% senior notes, including $0.8 million of amortization related to financing costs and discount, which was partially offset by $0.4 million of capitalized interest on our construction activities for our Seneca Hickory Stick Golf Club.  During the three months ended March 31, 2008, there was no interest capitalized in conjunction with our construction activities.

Net Income

Net income for the three months ended March 31, 2009 was $17.6 million, compared to $20.9 million for the three months ended March 31, 2008, a decrease of $3.3 million, or 16%, for the reasons stated above.

Operating Results - Six Months Ended March 31, 2009 Compared to the Six Months Ended March 31, 2008

Summary of Operating Results

The following table summarizes our results from operations by property:

	Six Months Ended
	March 31,
	2009	2008
	(Dollars in Thousands)
Net revenues:
Seneca Niagara Falls Casino and Hotel	$188,260	$210,180
Seneca Allegany Casino and Hotel	71,272	77,082
Seneca Buffalo Creek Casino	19,225	13,956
Total	$278,757	$301,218

Operating expenses:
Seneca Niagara Falls Casino and Hotel	$141,437	$151,747
Seneca Allegany Casino and Hotel	72,381	76,767
Seneca Buffalo Creek Casino	15,323	14,573
Seneca Hickory Stick Golf Club	102	—
Seneca Gaming Corporation	1,086	2,259
Total	$230,329	$245,346

Operating income (loss):
Seneca Niagara Falls Casino and Hotel	$46,823	$58,433
Seneca Allegany Casino and Hotel	(1,109)	315
Seneca Buffalo Creek Casino	3,902	(617)
Seneca Hickory Stick Golf Club	(102)	—
Seneca Gaming Corporation:	(1,086)	(2,259)
Total	$48,428	$55,872

The most important factors or trends contributing to our operating performance during the six months ended March 31, 2009 and 2008 were similar to those noted above for the three month periods ended March 31, 2009 and 2008.

Gross Revenues

Gross revenues consisted of the following:

	Six Months Ended
	March 31,
	2009	2008
	(Dollars in Thousands)
Gaming	$278,343	$304,446
Food and beverage	28,435	30,382
Lodging	11,872	14,224
Retail, entertainment and other	12,266	12,317
Total	$330,916	$361,369

The table below summarizes the percentage of gross revenues from each revenue source:

	Six Months Ended
	March 31,
	2009	2008
Gaming	84.1%	84.3%
Food and beverage	8.6%	8.4%
Lodging	3.6%	3.9%
Retail, entertainment and other	3.7%	3.4%
Total	100.0%	100.0%

Gaming Revenue

Our gaming revenue for the six months ended March 31, 2009 decreased when compared to the same period in the prior year, primarily due to the impact of adverse economic conditions which reduced consumer demand for gaming and entertainment offerings.

Our net gaming revenue, net of promotional credits of $22.9 million and $26.5 million in the six months ended March 31, 2009 and 2008, respectively, decreased $22.5 million, or 8%, when comparing these periods.  During the six months ended March 31, 2009, Seneca Niagara Casino and Hotel’s net gaming revenue decreased $21.9 million, or 11%; Seneca Allegany Casino and Hotel’s net gaming revenue decreased $5.6 million, or 8%; and Seneca Buffalo Creek Casino’s net gaming revenue increased $5.1 million, or 37% when comparing  these same periods.

The following table presents data related to slot revenues (in thousands, except where noted):

	Six Months Ended
	March 31,
	2009	2008
Slot handle	$2,992,796	$3,245,653
Gross slot revenue	$254,445	$277,063
Net slot revenue	$225,461	$242,221
Weighted average number of slot machines (in units)	6,672	6,677
Gross slot hold percentage	8.5%	8.5%
Gross slot win per unit per day (in dollars)	$210	$227

Net slot revenue decreased $16.8 million, or 7%, when comparing the six months ended March 31, 2009 to the six months ended March 31, 2008.

Slot promotional credits, which are recorded in gross slot revenues and promotional allowances, amounted to $16.3 million and $15.9 million at Seneca Niagara Casino and Hotel during the six months ended March 31, 2009 and 2008, respectively, and $6.6 million and $10.6 million at Seneca Allegany Casino and Hotel during the six months ended March 31, 2009 and 2008, respectively.  The decrease in slot promotional credit play during the six months ended March 31, 2009 was primarily due to decreased slot play.

The following table presents data related to table game revenues (in thousands, except where noted):

	Six Months Ended
	March 31,
	2009	2008
Table games drop	$183,004	$213,826
Net table games revenue	$29,753	$35,457
Weighted average number of table games (in units)	143	142
Table games hold percentage	16.3%	16.6%
Gross table games revenue per unit per day (in dollars)	$1,152	$1,361

Net table games revenue decreased $5.7 million, or 16%, when comparing the six months ended March 31, 2009 to the six months ended March 31, 2008.  The decrease was due to those factors previously noted, as well as a decrease in the table games hold percentage when comparing these same periods.

Food and Beverage Revenue

The following table presents data related to food and beverage revenue (in thousands, except where noted):

	Six Months Ended
	March 31,
	2009	2008
Covers	1,891	2,098
Average check (in dollars)	$15.04	$14.48

During the six months ended March 31, 2009, our consolidated food and beverage revenue decreased $1.9 million, or 6% when compared to the same period in 2008, due primarily to the decrease in consumer spending, which resulted in a decrease in the number of covers, offset by an increase in the average revenue per check.  Seneca Niagara Casino and Hotel’s food and beverage revenue accounted for $1.8 million of the decrease; Seneca Allegany Casino and Hotel’s food and beverage revenue accounted for $0.2 million of the decrease; and Seneca Buffalo Creek Casino’s food and beverage revenue increased $0.1 million over the same quarter in the prior year.  During the six months ended March 31, 2009 and 2008, 52% and 56%, respectively, of our food and beverage revenue were the result of Seneca Link Player’s Card point redemptions.

Lodging Revenue

The following table presents data related to lodging revenue:

	Six Months Ended
	March 31,
	2009	2008
Occupied rooms	137,041	136,769
Average daily room rate (ADR)	$86.63	$104.00
Occupancy rate	93.6%	92.4%
Revenue per available room (REVPAR)	$81.11	$96.14

During the six months ended March 31, 2009, our lodging revenue decreased by $2.4 million, or 17%, when compared to the six months ended March 31, 2008, due to a decrease in average rate per occupied room.  During the six months ended March 31, 2009, SGC implemented marketing strategies and offered hotel room rates at discounted prices in an effort to continue to stimulate casino patron visitation and encourage longer trip duration.  Seneca Niagara Casino and Hotel’s lodging revenue accounted for $1.8 million of the decrease and Seneca Allegany Casino and Hotel’s lodging revenue accounted for $0.6 million of the decrease.  During the six months ended March 31, 2009 and 2008, 24% and 21%, respectively, of our lodging revenue was attributable to cash payments by patrons (as compared to revenue attributable to patron complimentaries).

Retail, Entertainment and Other Revenue

During the six months ended March 31, 2009, our retail, entertainment and other revenue decreased $0.1 million, or 1%, when compared to the same period in 2008.  During the six months ended March 31, 2009 and 2008, 80% and 75%, respectively, of our retail revenue, and 50% and 50% of our entertainment revenue, respectively, was attributable to Seneca Link Player’s Card point redemptions.

Promotional Allowances

SGC operates a complimentary program in which food and beverage, retail, entertainment, and other services are provided to patrons based on points earned through the Seneca Link Player’s Card.  The retail value of these complimentary items is included in gross revenues and then deducted as promotional allowances to arrive at net revenues.

The retail value of providing such promotional allowances was included in revenues as follows:

	Six Months Ended
	March 31,
	2009	2008
	(Dollars in Thousands)
Gaming	$22,904	$26,545
Food and beverage	15,266	17,345
Lodging	8,736	10,935
Retail, entertainment and other	5,253	5,326
Total	$52,159	$60,151

The estimated cost of providing such promotional allowances was as follows:

	Six Months Ended
	March 31,
	2009	2008
	(Dollars in Thousands)
Food and beverage	$11,198	$13,813
Lodging	4,877	5,413
Retail, entertainment and other	4,375	5,000
Total	$20,450	$24,226

Promotional allowances as a percentage of gaming revenue were 18.7% and 19.8% during the six months ended March 31, 2009 and 2008, respectively.  Promotional allowances decreased $8.0 million, or 13%, when comparing the six months ended March 31, 2009 to the same period in 2008.

Detailed Operating Expense Information

	Six Months Ended
	March 31,
	2009	2008
	(Dollars in Thousands)

Operating expenses:
Gaming	$73,650	$82,947
Food and beverage	21,904	24,715
Lodging	6,159	6,526
Retail, entertainment and other	7,445	8,173
Advertising, general and administrative	95,865	96,832
Pre-opening costs	136	224
Depreciation	25,170	25,929
Total Operating expenses	$230,329	$245,346

Gaming Expenses

Gaming expenses principally consist of costs incurred from operating our table games and slot machines, of which the primary components are payroll and payroll related costs and the slot exclusivity fee paid to New York State pursuant to the Compact.

The following table summarizes the exclusivity fee incurred by property:

	Six Months Ended
	March 31,
	2009	2008
	(Dollars in Thousands)
Seneca Niagara Falls Casino and Hotel	$33,197	$37,562
Seneca Allegany Casino and Hotel	13,192	14,295
Seneca Buffalo Creek Casino	4,153	3,027
Total	$50,542	$54,884

The slot exclusivity fee decreased $4.4 million from $54.9 million for the six months ended March 31, 2008 to $50.5 million for the six months ended March 31, 2009, due to lower net slot revenues.  Gaming expenses as a percentage of gross gaming revenues were 26.5% and 27.2% for the six months ended March 31, 2009 and 2008, respectively.

Food and Beverage Expenses

Food and beverage expenses represent those costs incurred for the operation of our restaurants, snack bars and beverage outlets.  The primary components of these expenses are the cost of food and beverage products and payroll and payroll related expenses for team members providing the service.  During the six months ended March 31, 2009, food and beverage costs decreased $2.8 million, or 11%, when compared to the same period in 2008, due primarily to a concerted effort to reduce all components of such costs, while maintaining superior product offerings to our patrons.  Food and beverage expenses as a percentage of food and beverage revenues were 77.0% and 81.3% for the six months ended March 31, 2009 and 2008, respectively.

Lodging Expenses

Lodging expenses represent those costs incurred for the operation of our luxury hotel and spa at Seneca Niagara Casino and Hotel and our resort hotel and spa at Seneca Allegany Casino and Hotel.  The components of these expenses include payroll and payroll related expenses, guest amenity supplies, laundry and other expenses.  During the six months ended March 31, 2009, lodging expenses decreased $0.4 million, or 6%, as compared to the six month period ended March 31, 2008.  The decrease is primarily due to a $0.3 million decrease in payroll and benefit expenses.  Lodging expenses as a percentage of lodging revenues were 51.9% and 45.9% for the six months ended March 31, 2009 and 2008, respectively.

Retail, Entertainment and Other Expenses

Retail, entertainment and other expenses primarily represent those costs incurred for the operation of our retail shops and spas, and our entertainment offerings.  The components of these expenses include payroll and payroll related costs, the purchase of products offered for sale in our retail outlets and spas and contract costs for entertainers.  For the six months ended March 31, 2009, these costs decreased approximately $0.7 million, or 9%, over the comparable 2008 period, due principally to a $0.5 million decrease in retail cost of sales and a decrease of $0.6 million in headline entertainment costs, offset by a $0.1 million increase in bank fees.  Retail, entertainment and other expenses as a percentage of retail, entertainment and other revenues were 60.7% and 66.4%, for the six months ended March 31, 2009 and 2008, respectively.

Advertising, General and Administrative Expenses

Advertising, general and administrative expenses consist primarily of payroll and payroll related expenses, regulatory fees, advertising and marketing costs, Head Lease expense, insurance, legal and utility costs.  For the six months ended March 31, 2009, such costs decreased $1.0 million, or 1%, from the same period in 2008.  For the six months ended March 31, 2009, Head Lease expense increased $7.0 million over the comparative period in 2008, and payroll and benefits increased $2.2 million, due primarily to a reassessment of an accrual for certain employee benefit costs which resulted in a reduction of such expenses of $2.3 million during the six months ended March 31, 2008.  These increases were primarily offset by a $2.3 million decrease in advertising costs, a $1.7 million decrease in special event costs, a $1.4 million decrease in promotional expenses, a $0.7 million decrease in utility costs, a $0.5 million decrease in transportation costs, and a $0.2 million decrease in insurance costs.  Furthermore, during the six months ended March 31, 2008, a write off of $1.1 million was recognized related to external development costs associated with Seneca Massachusetts Gaming Corporation.  Advertising, general and administrative expenses as a percentage of gross revenues were 29.0% and 26.8%, for the six months ended March 31, 2009 and 2008, respectively.

Pre-opening Expenses

Pre-opening expenses are non-recurring costs incurred to support the expected opening of new facilities.  During the six months ended March 31, 2009, pre-opening expenses incurred were primarily related to the construction and  preparation of the Seneca Hickory Stick Golf Club, to be operated by the Lewiston Golf Course Corporation.  During the six months ended March 31, 2009, pre-opening expenses decreased when compared to the same period in 2008 due to the opening of the Seneca Events Center at Seneca Allegany Casino and Hotel in March 2008.

Depreciation Expense

During the six months ended March 31, 2009 and 2008, depreciation expense was $25.2 million and $25.9 million, respectively, a decrease of $0.7 million, or 3%.

Other Non-Operating Expenses

The following table summarizes information related to other non-operating expenses:

	Six Months Ended
	March 31,
	2009	2008
	(Dollars in Thousands)

Non-operating expenses	$(163)	$(3,900)

During the six months ended March 31, 2009 and 2008, we recorded an other-than-temporary loss on one specific investment of $0.2 million and $3.9 million, respectively, as other non-operating expense. The cost basis of this investment has been reduced by the amount of the other-than-temporary loss recorded.

Interest Income

Interest income was $0.1 million for the six months ended March 31, 2009, compared to $1.1 million for the six months ended March 31, 2008.  The decrease in interest income can be attributed to the decrease in the average cash balance on deposit with financial institutions in interest bearing accounts when comparing these periods.

Interest Expense

The following table summarizes information related to interest on our long-term debt and Senior Secured Revolving Loan Agreement:

	Six Months Ended
	March 31,
	2009	2008
	(Dollars in Thousands)

Interest expense	$19,277	$19,743

During the six months ended March 31, 2009, interest expense consisted primarily of interest on our $500 million aggregate principal amount of 7¼% senior notes, including $1.6 million of amortization related to financing costs and discount, which was partially offset by $0.7 million of capitalized interest on our construction activities for our Seneca Hickory Stick Golf Club.  During the six months ended March 31, 2008, there was no interest capitalized in conjunction with our construction activities.

Net Income

Net income for the six months ended March 31, 2009 was $29.1 million, compared to $33.4 million for the six months ended March 31, 2008, a decrease of $4.3 million, or 13%, primarily for the reasons stated above.

Liquidity and Capital Resources

As previously discussed, the Corporation’s senior management continues to monitor, and review with the Corporation’s Board of Directors and its owner, the Seneca Nation of Indians, the Corporation’s financial condition and liquidity needs, to help ensure appropriate strategic plans are developed and implemented to meet ongoing economic challenges and to address the ongoing liquidity requirements of the Corporation.

In addition, we intend to work closely with the Corporation’s owner to help ensure cash generated from our operations, available cash and cash equivalents, short-term investments and cash available under our Senior Secured Revolving Loan Agreement are sufficient to service our debt, satisfy our other financial obligations and commitments and to meet our working capital requirements for the remainder of the current fiscal year.

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

We are leveraged, have significant interest payment requirements under the Senior Notes Indenture and have repayment obligations under the Senior Secured Revolving Loan Agreement which matures in June 2009 (unless extended by us for six months), in addition to distribution obligations under the Distribution Agreement and other commitments from time to time to the Nation. We make distributions to the Nation pursuant to declarations by our Board of Directors.  During the six months ended March 31, 2009 we distributed $26.2 million to the Nation pursuant to such declarations.  We distributed an additional $7.0 million to the Nation during the six months ended March 31, 2009 pursuant to the Distribution Agreement.  As such, limitations on our capital resources could force us to delay or abandon capital projects as well as the construction and development of proposed expansion projects.

Cash Flows

	Six Months Ended
	March 31,
	2009	2008
	(Dollars in Thousands)

Net cash provided by operations	$59,814	$65,288

Cash flows relating to investing activities
Purchases of property and equipment	(33,786)	(58,237)
Land acquisition costs	(482)	(3,706)
Deposits to restricted cash	—	(2,074)
Sale of investments, net	—	14,600
Net cash used in investing activities	(34,268)	(49,417)

Cash flows relating to financing activities
Proceeds from senior secured revolving loan agreement	20,000	—
Distributions paid to the Nation	(33,239)	(33,905)
Net cash used in financing activities	(13,239)	(33,905)

Net increase (decrease) in cash and cash equivalents	$12,307	$(18,034)

Cash Flows—Operating Activities

The $5.5 million decrease in cash flows from operations during the six months ended March 31, 2009 as compared to the six months ended March 31, 2008 was primarily due to a $4.3 million decrease in net income, as previously described, a decrease in an other than temporary loss in investment of $3.8 million, and a $1.9 million increase in cash paid for current assets, offset by a decrease in net cash paid for current liabilities of $4.8 million.

Cash Flows—Investing Activities

During the six months ended March 31, 2009, cash flows used in investing activities were approximately $34.3 million, compared to $49.4 million during the six months ended March 31, 2008.  The decrease of $15.1 million was due to:  a decrease in proceeds from the sale of investments of $14.6 million; offset by a $2.1 million reduction in deposits to restricted cash; a decrease in cash paid for property and equipment of $24.4 million; and a decrease in cash paid for land acquisition of $3.2 million.

During the six months ended March 31, 2009, capital expenditures were $33.8 million and consisted of:  $14.0 million relating to the construction of the permanent Seneca Buffalo Creek Casino and Hotel on the Nation’s Buffalo Creek Territory;  $5.6 million associated with pre-construction costs relating to the additional hotel tower at the Seneca Allegany Casino and Hotel; $3.3 million relating to construction of the Seneca Hickory Stick Golf Club; and $1.0 million for the conversion of the temporary gaming facility at Seneca Allegany Casino and Hotel into an events center, with related amenities.  The remaining $9.9 million in capital expenditures were principally for the acquisition of equipment for existing casino operations.  Our land acquisitions of $0.5 million include legal expenses and other acquisition costs related to certain parcels within the 50 acre “footprint” described in the Compact with New York State and designated for ownership by the Nation.

Cash Flows—Financing Activities

During the six months ended March 31, 2009, net cash used in financing activities was $13.2 million, compared to $33.9 million during the six months ended March 31, 2008, a decrease of $20.7 million.  The decrease was due to a decrease in distributions paid to the Nation of $0.7 million and by proceeds from our Senior Secured Revolving Loan Agreement of $20.0 million.

During the six months ended March 31, 2009, distributions to the Nation amounted to $33.2 million, compared to $33.9 million during the six months ended March 31, 2008.  Cash distributions were $26.2 million and payments pursuant to the Distribution Agreement were $7.0 million.

Principal Debt Arrangements

As of March 31, 2009, our debt instruments and facilities consisted of the 2004 and 2005 senior notes on which we pay a fixed interest rate of 7¼%, and a $50.0 million Senior Secured Revolving Loan Agreement, which matures on June 19, 2009 (with an option to extend for six months).  Following is a summary of certain material terms of the senior notes and the Senior Secured Revolving Loan Agreement.

The Senior Notes.   On May 5, 2004 and May 23, 2005, SGC issued $300.0 million and $200.0 million, respectively, in senior notes with fixed interest payable at a rate of 7¼% per annum due 2012, which we refer to collectively as the Senior Notes, under the Indenture.  The Senior Notes are currently guaranteed by SNFGC, STGC, SEGC, and LGCC.  Interest on the Senior Notes is payable semi-annually on May 1 and November 1.  The Senior Notes mature on May 1, 2012.  The Senior Notes are unsecured general obligations.  As of March 31, 2009, accrued interest on the Senior Notes was $15.1 million.  As of March 31, 2009, SGC was in compliance with all covenants in the Indenture.

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

The Senior Secured Revolving Loan Agreement contains certain financial covenants requiring minimum consolidated EBITDA of $160 million (on a rolling 12 month basis) and compliance with certain leverage and coverage ratios. The Senior Secured Revolving Loan Agreement also contains additional customary covenants, including covenants restricting the incurrence of additional indebtedness, the creation of additional liens, and the disposition of assets. As of March 31, 2009, SGC was in compliance with all covenants in the Senior Secured Revolving Loan Agreement.

As of March 31, 2009, at SGC’s request, the lender under the Senior Secured Revolving Loan Agreement had issued letters of credit totaling $17.7 million, $11.2 million of which may be drawn upon to fund the purchase of certain parcels within the 50 acre “footprint” described in the Compact with New York State and designated for ownership by the Nation, with the remaining $6.5 million issued in connection with worker’s compensation policies and certain other contracts, as required.

On October 29, 2008 SGC borrowed $20.0 million under the Senior Secured Revolving Loan Agreement.  As of March 31, 2009, $12.3 million was available to be drawn under the loan agreement.  On April 9, 2009, SGC paid $5 million on the Senior Secured Revolving Loan Agreement, reducing the outstanding principal balance to $15 million and increasing the availability to $17.3 million.

Effective June 19, 2008, SGC’s secured reimbursement facilities were terminated and all outstanding letters of credit under such facilities were assumed as outstanding letters of credit under the Senior Secured Revolving Loan Agreement.

Distribution Agreement Obligations

On April 27, 2007, SGC entered into a Distribution Agreement among the Nation, the Seneca Nation of Indians Capital Improvements Authority, or the Authority, SGC and Wells Fargo Bank, as Trustee, in connection with the Authority’s issuance in two series (one tax exempt and the other taxable) of an aggregate principal amount of $159,495,000 special obligation bonds, or the 2007 Nation Bonds.  The Distribution Agreement obligates SGC, subject to any contractual restrictions applicable to SGC (including, but not limited to, those contained in the Senior Notes Indenture) to make monthly distributions to the Nation at the times and in the amounts necessary to enable the Authority to pay the debt service on the 2007 Nation Bonds as required under the Authority’s indenture.  At the direction of the Nation and the Authority, SGC pays such distributions directly to the Trustee.  The Authority’s debt service commenced on June 1, 2007.  For the period from June 1, 2007 through November 1, 2007, the Authority’s debt service averaged approximately $0.9 million per month.  For the period December 1, 2007 through June 1, 2008, the Authority’s debt service averaged approximately $1.7 million per month.  In June 2008, it was determined that the amortization (debt service) schedule provided, upon which the foregoing $1.7 million monthly payments was made, was incorrect.  A corrected amortization schedule was provided and, after giving effect to a resulting credit for amounts overpaid, for the period from January 1, 2008 through December 1, 2023, the Authority’s debt service averages approximately $1.2 million per month.  The foregoing debt service averages are based on scheduled payments of interest and principal under the Authority’s indenture and bonds and do not address the effects of any earlier call for redemption, by acceleration or otherwise.  The Distribution Agreement provides that neither the Trustee nor the Authority’s bondholders will have any recourse under the Distribution Agreement to any revenues, assets or property of SGC or its subsidiaries should SGC fail to comply with our distribution obligations.  During the six months ended March 31, 2009 and 2008, SGC distributed to the Nation $7.0 million and $9.7 million, respectively, for the Authority’s debt service on the special obligation bonds.

Reference is made to the Senior Notes Indenture, the Senior Secured Revolving Loan Agreement and the Distribution Agreement for an understanding of all terms of such financing arrangements.

Other Commitments

We have acquired approximately 45 acres in the City of Niagara Falls, New York, designated by New York State under the Compact for ownership by the Nation, and intend to acquire approximately three additional acres. Under the Compact, the Nation is required to fund the acquisition of this property, including all related costs and expenses. As initial security for the Nation’s obligations to pay site acquisition costs and in furtherance of the ongoing condemnation proceeding, the Nation was required to, and did, deliver, to the Empire State Development Corporation, or ESDC, a letter of credit in the amount of $33.5 million representing 150% of the then estimate of the total remaining site acquisition costs not yet paid by the Nation.  In July 2006, we acquired, through the condemnation process, approximately 18 acres of land and trade fixtures appurtenant thereto from Fallsite, LLC, or Fallsite and Fallsville, LLC, or Fallsville, for an aggregate initial advance payment of $17.0 million, which land is a portion of the land in the City of Niagara Falls, New York designated under the Compact for ownership by the Nation. Of this amount, $7.7 million was drawn on the letter of credit as part of the consideration for the purchase, leaving $25.8 million available under the letter of credit.  In March 2007, an additional $11.5 million was drawn under the letter of credit to fund the acquisition of 18 additional parcels of land and certain improvements.  In December 2007, an additional $3.0 million was drawn under the letter of credit to fund the acquisition of seven additional parcels of land owned by the City of Niagara Falls.  In connection with the closing of the Senior Secured Revolving Loan Agreement, at SGC’s request, the lender issued letters of credit totaling $17.7 million, $11.2 million of which could be drawn upon as of March 31, 2009 to fund the purchase of the remaining parcels within the “footprint” described in the Compact.  If the estimate of such site acquisition costs increases or if certain other events occur, the Nation may have to provide an additional letter of credit or replace the existing one with one for a larger monetary amount or, if acceptable to the ESDC, provide a supplemental cash escrow amount.  Unreimbursed amounts on the letter of credit may result in automatic draw-downs under the Senior Secured Revolving Loan Agreement.

The amounts paid to condemnees from whom we have acquired property are deemed to be advance payments. Pursuant to the New York State Eminent Domain Procedure Law, or EDPL, the New York state courts will determine the final purchase price to be paid to condemnees who elect to challenge the initial appraised value of their property.  To date, all record owners from whom property was condemned pursuant to the EDPL have reserved rights to claim additional compensation.  Four record owners have filed notices of claim to challenge the fair market value appraisals utilized by ESDC.  Fallsite LLC and Fallsville Splash, LLC have filed notices of claim in the amounts of $40.0 and $35.0 million for land and trade fixtures, respectively, relating to a former water park within the footprint.  ESDC’s fair market appraisal value for the foregoing was approximately $17.0 million.  Intertrust Development has filed a notice of claim for $15.8 million for land and trade fixtures associated with a former Holiday Inn hotel within the footprint. ESDC’s fair market appraisal value for the foregoing was $8.2 million (excluding fixtures).  Additionally, JFD Holdings has filed a notice of claim for an unspecified amount for land and trade fixtures associated with a former Pizza Hut restaurant within the footprint.  ESDC’s fair market appraisal for the foregoing was approximately $0.4 million.  The valuation trial proceedings with regard to the former water park are complete with a decision expected in May 2009.  We are finalizing a settlement with regard to the former Holiday Inn property, which has been approved by both the SGC Board of Directors and the Nation’s Council.

If a court determines that the value for the land and improvements, including trade fixtures, is higher than what ESDC has determined to be their appraised values, then we may be liable for the difference and potentially also responsible for certain additional costs and payments to the applicable condemnee(s), such as their attorney fees.  As of March 31, 2009, we have established a reserve in the amount of $6.4 million for such matters, which is included as a component of other current liabilities on SGC’s consolidated balance sheet.

Expansion and Development Plans

During the next 12 months, due to liquidity concerns, ongoing demands on our cash, and the state of the capital markets, it is unlikely that we will make substantial capital investments in our gaming facilities from cash on hand.  We will rely significantly on external financing to complete our expansion projects if and when resumed, which may not be available to us, or, if available, may not be on favorable terms, or terms as favorable as those under our existing indebtedness.

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

The next phase of construction, originally planned for an additional 200 room hotel and 30,000 square feet of additional gaming and related amenities, remains suspended for reasons including:  the continuing economic recession; inability to obtain construction financing on acceptable terms; and operating and other demands on our available cash, such as our payments and distributions to the Nation.  The Company continues to engage in strategic planning efforts relative to the recommencement of construction activities at this location.  As of March 31, 2009, the Company has incurred $17.8 million related to this phase of construction.

Seneca Buffalo Creek Casino

In March 2008, the Company completed a 109 slot machine expansion (for a total of 244 slot machines) of the temporary Seneca Buffalo Creek Casino.  Construction of the permanent Seneca Buffalo Creek Casino and Hotel commenced in January 2008, with completion originally estimated for Summer 2010.  The permanent complex was originally planned to feature 90,000 square feet of gaming space with 2,000 slot machines, 45 table games and a 22-story all suite hotel with approximately 206 rooms.  In August  2008, we suspended construction due to various factors, including challenging economic and capital market conditions, operating and other demands on our available cash and increased competition and construction costs.  We intend to resume construction upon the stabilization of economic and capital market conditions, and assuming sufficient external financing upon acceptable terms becomes available.  As of March 31, 2009, the Company has incurred $87.2 million on the construction of the permanent casino and hotel.     See “Executive Summary — Seneca Buffalo Creek Casino,” “Part II. Item 1. — Legal Proceedings,” and “2008 Form 10-K Item 3. — Legal Proceedings” for information regarding the status of, and litigation related to, our Seneca Buffalo Creek Casino.

Seneca Hickory Stick Golf Club

In July 2007, the Company commenced construction of the Seneca Hickory Stick Golf Club, an 18-hole Robert Trent Jones II designed golf course, located in Lewiston, New York, approximately eight miles from the Seneca Niagara Casino and Hotel.  Construction of the course is expected to be complete in Summer 2009, but to allow for proper grow-in of the course, it is anticipated that the official opening of the course will occur in Spring 2010.  As of March 31, 2009, the Company has incurred $18.5 million on land acquisition and construction costs, with the total cost to construct the golf course, clubhouse and related amenities estimated to be approximately $25.5 million.

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

On June 19, 2008, we entered into the Senior Secured Revolving Loan Agreement that exposes SGC to interest rate risk in that amounts borrowed under the Senior Secured Revolving Loan Agreement will bear interest at either one, three or six-month LIBOR plus one and one quarter percent (1.25%), or the prime rate (as reported in The Wall Street Journal) plus one quarter percent (0.25%).  As of March 31, 2009, we have drawn down $20.0 million on the Senior Secured Revolving Loan Agreement. On April 9, 2009, we paid $5 million on the Senior Secured Revolving Loan Agreement, reducing the outstanding principal balance to $15 million.   See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Principal Debt Arrangements” for further information relating to the Senior Secured Revolving Loan Agreement.

Since our senior notes are fixed-rate indebtedness, and our obligations under the Distribution Agreement are based upon fixed-rate indebtedness of the Authority, we believe that our overall exposure to market risk in the form of interest rate fluctuations is low.

Item 4T.          Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, have inherent limitations due to cost issues, the possibility of human error, judgments and assumptions regarding the likelihood of future events, and the circumvention and overriding of the controls and procedures.   Accordingly, even effective disclosure of controls and procedures can provide only reasonable assurance of achieving the desired control objectives.

SGC’s management, under the supervision of our principal executive officer, and with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our principal executive officer and principal financial officer have concluded that the design and operation of our disclosure controls and procedures as of March 31, 2009 provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

Changes in Internal Control over Financial Reporting

There have been no change in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15 or 15d-15 or otherwise that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.     OTHER INFORMATION

Item 1.            Legal Proceedings

Citizens Against Casino Gambling in Erie County v. Hogen (1:2009-cv-00291 (WDNY)) — CACGEC III

On March 31, 2009 , Citizens Against Casino Gambling in Erie County  (CACGEC) filed a third action in the United States District Court, Western District of New York against the Chairman of the National Indian Gaming Commission, or NIGC, the United States Department of Interior, the NIGC, the Secretary of the Interior and the President of the United States.  The action seeks declaratory and injunctive relief under the Administrative Procedure Act, the Declaratory Judgments Act, and the Indian Regulatory Gaming Act and is principally directed at the decision by the NIGC Chairman, on January 20, 2009, to approve the Seneca Nation’s amendments to its Class III Gaming Ordinance regarding the Nation’s Buffalo Creek Territory.  The NIGC Chairman concluded that IGRA’s general prohibition against gaming on lands acquired after its enactment in 1988 does not apply to lands, such as the Buffalo Creek Territory, that are held in restricted fee.   The plaintiffs claim that, in approving the Nation’s Class III Gaming ordinance on January 20, 2009, the NIGC Chairman ignored the intention of Congress.  The plaintiffs also make several claims that go beyond their prior lawsuits.  Most notably, they challenge the constitutionality of the land purchase provisions contained in the Seneca Nation Settlement Act (“SNSA”), and attempt to challenge in a more extensive fashion than they had previously the validity of the Nation-State Gaming Compact.

If the plaintiffs ultimately succeed in this action, or in their pending appeals in the CACGEC I and CACGEC II proceedings, the Nation could be unable to conduct any Class III gaming upon lands acquired by the Nation pursuant to the Seneca Nation Land Claims Settlement Act of 1990 (“SNLCSA”), including the Buffalo Creek Territory.

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

10.1

First Amendment to Amended and Restated Head Lease Agreement between Seneca Niagara Falls Gaming Corporation and the Seneca Nation of Indians effective as of October 1, 2008 (incorporated by reference to Exhibit 10.1 to SGC’s Quarterly Report on Form 10-Q filed with the SEC on February 17, 2009).

10.2

Second Amendment to Head Lease Agreement between Seneca Territory Gaming Corporation and the Seneca Nation of Indians effective as of October 1, 2008 (incorporated by reference to Exhibit 10.2 to SGC’s Quarterly Report on Form 10-Q filed with the SEC on February 17, 2009).

10.3

Second Amendment to Head Lease Agreement between Seneca Erie Gaming Corporation and the Seneca Nation of Indians effective as of October 1, 2008 (incorporated by reference to Exhibit 10.3 to SGC’s Quarterly Report on Form 10-Q filed with the SEC on February 17, 2009).

31.1	Certification of Catherine Walker, principal executive officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of David Sheridan, principal financial officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (filed herewith).

32.1

Certification of Catherine Walker, principal executive officer and David Sheridan, principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

SENECA GAMING CORPORATION

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated May 15, 2009

/s/ Catherine Walker
Catherine Walker
Chief Operating Officer
(Principal Executive Officer)

/s/ David Sheridan
David Sheridan
Chief Financial Officer
(Principal Financial and Accounting Officer)