Form 10-Q
period 2009-06-30
Seneca Gaming Corp
filed 2009-08-14
CIK 1296785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

At August 14, 2009, the registrant had no outstanding shares of common stock. The registrant is wholly owned by the Seneca Nation of Indians.

ii

PART I.  FINANCIAL INFORMATION

Item I.                     Financial Statements

SENECA GAMING CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	September 30,
	2009	2008
	(Dollars in Thousands)
Assets
Current assets:
Cash and cash equivalents	$53,082	$53,305
Short-term investments	125	300
Receivables, net	2,722	2,705
Inventories	3,854	4,196
Other current assets	11,260	9,127
Total current assets	71,043	69,633

Property and equipment, net	674,977	799,335
Other long-term assets	66,015	66,750

Total assets	$812,035	$935,718

Liabilities and Capital
Current liabilities:
Trade payables	$1,874	$3,368
Construction payables	11,153	29,619
Distributions payable to Nation	—	24,000
Exclusivity fees payable	8,656	9,234
Accrued interest payable	6,042	15,104
Accrued regulatory costs	32,618	27,888
Accrued gaming liabilities	14,936	15,657
Accrued payroll and related liabilities	14,638	10,138
Other current liabilities	7,704	13,511
Senior secured revolving loan payable	—	—
Total current liabilities	97,621	148,519

Long-term debt	497,110	496,353

Total liabilities	594,731	644,872

Capital:
Retained earnings	217,304	290,846

Total liabilities and capital	$812,035	$935,718

See accompanying notes to consolidated financial statements.

SENECA GAMING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND CHANGES IN CAPITAL

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in Thousands)

Revenues

Gaming	$153,162	$164,693	$431,505	$469,139
Food and beverage	14,739	16,295	43,174	46,677
Lodging	5,928	7,277	17,800	21,501
Retail, entertainment and other	5,353	6,169	17,619	18,486
Gross Revenue	179,182	194,434	510,098	555,803
Less: Promotional allowances	(30,150)	(28,763)	(82,309)	(88,914)
Net revenues	149,032	165,671	427,789	466,889

Expenses

Gaming	38,884	43,742	112,534	126,689
Food and beverage	11,126	12,435	33,030	37,150
Lodging	3,084	3,274	9,243	9,800
Retail, entertainment and other	3,307	4,185	10,752	12,357
Advertising, general and administrative	45,084	47,934	140,949	144,766
Pre-opening costs	110	70	246	294
Depreciation	11,668	12,604	36,838	38,533
Impairment of property and equipment	109,036	—	109,036	—

Total operating expenses	222,299	124,244	452,628	369,589

Operating (loss) income	(73,267)	41,427	(24,839)	97,300

Other non-operating expense	(25)	(250)	(188)	(4,150)
Interest income	118	129	199	1,251
Interest expense	(9,500)	(9,089)	(28,777)	(28,833)

Net income (loss)	$(82,674)	$32,217	$(53,605)	$65,568

Beginning capital balance	$312,676	$253,690	$290,846	$230,244
Cash distributions declared to the Nation	(12,698)	(5,253)	(19,937)	(15,158)
Ending capital balance	$217,304	$280,654	$217,304	$280,654

See accompanying notes to consolidated financial statements.

SENECA GAMING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	June 30,
	2009	2008
	(Dollars in Thousands)
Cash flows relating to operating activities:
Net (loss) income	$(53,605)	$65,568
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	36,838	38,533
Loss on disposal of assets	155	26
Amortization of deferred financing costs, debt discount	2,432	2,429
Other than temporary decline in investments	175	4,150
Provision for bad debts	296	227
Write-off of acquisition costs	—	1,100
Impairment of property and equipment	109,036	—

Change in operating assets and liabilities:
Current assets	(2,104)	1
Long-term assets	82	(1,235)
Current liabilities	(8,432)	(4,948)

Net cash provided by operating activities	84,873	105,851

Cash flows relating to investing activities:
Purchases of property and equipment	(40,137)	(94,254)
Land acquisition costs	(1,022)	(5,408)
Decrease in restricted cash	—	14,579
Sale of investments, net	—	14,600

Net cash used in investing activities	(41,159)	(70,483)

Cash flows relating to financing activities:
Proceeds from senior secured revolving loan agreement	20,000	—
Payments on senior secured revolving loan agreement	(20,000)	—
Distributions paid to the Nation	(43,937)	(51,158)

Net cash used in financing activities	(43,937)	(51,158)

Net decrease in cash	(223)	(15,790)

Cash balances:
Beginning of period	53,305	78,662

End of period	$53,082	$62,872

See accompanying notes to consolidated financial statements.

SENECA GAMING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      Organization and Basis of Presentation

The consolidated financial statements include the accounts of Seneca Gaming Corporation, or SGC, and its wholly owned subsidiaries, or collectively, the Company.  In consolidation, all intercompany balances and transactions have been eliminated.  The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of SGC’s management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended June 30, 2009 are not necessarily indicative of the results that may be expected for SGC’s fiscal year ending September 30, 2009.  For further information, reference is made to the consolidated financial statements and notes thereto included in SGC’s Annual Report on Form 10-K for the fiscal year ended September 30, 2008, or 2008 Form 10-K, as well as SGC’s other filings with the Securities and Exchange Commission, or SEC, pursuant to the Securities Exchange Act of 1934, as amended.

Certain prior year amounts have been reclassified to conform to current year presentation.

SGC, which was formed on August 1, 2002, is wholly owned by the Seneca Nation of Indians, or the Nation.  The Nation is a federally recognized Indian tribe with total territorial land comprising approximately 54,000 acres in the Western New York region.  SGC was organized by the Nation to operate and manage its Class III gaming activities on the Nation’s territories pursuant to the Indian Gaming Regulatory Act of 1988, or IGRA.  Under IGRA, federally recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal land, subject to, among other things, the negotiation of a compact with the affected state.  Pursuant to IGRA, in August 2002, the Nation entered into the Nation-State Gaming Compact with the State of New York, or the Compact, which has been approved by the Federal Bureau of Indian Affairs, Department of the Interior.  The Compact became effective in December 2002 and expires in December 2016 and automatically renews for an additional seven year period unless either the Nation or the State of New York objects in writing, in which case the parties are required to negotiate in good faith to address the objecting party’s concerns, with only the issue of a party’s good faith subject to third party dispute resolution.  The Compact provides that its terms will remain in effect during the pendency of such negotiations.  The Compact provides the Nation the exclusive right to conduct Class III gaming activities at three sites in the western region of the State of New York.

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

SEGC was formed on August 9, 2003 to operate the Nation’s Class III gaming activities in Erie County, New York.  On October 3, 2005, the Nation acquired approximately nine acres of land in the inner-harbor district of downtown Buffalo, New York.  SEGC commenced construction of its Seneca Buffalo Creek Casino on those nine acres on December 8, 2005, and on July 3, 2007 commenced Class III gaming on such property in a temporary facility, in fulfillment of the requirement set forth in the Nation’s Compact with the State of New York.  The temporary facility features approximately 8,600 square feet and includes 244 slot machines and a snack bar.  Various plaintiffs have filed suit in federal and state court challenging the Nation’s right to conduct Class III gaming on the Nation’s nine acre Buffalo Creek Territory.  On July 8, 2008, in a federal suit captioned Citizens Against Casino Gambling in Erie County (CACGEC) v. Hogen, the Court issued its decision and order finding that, although the Nation’s Buffalo Creek Territory is “Indian country”, the NIGC’s determination that the Nation’s Buffalo Creek Territory is gaming-eligible land pursuant to the IGRA’s settlement of a land claim exception was “arbitrary, capricious, and not in accordance with the law”.  The Court’s decision did not provide for injunctive relief, and SEGC has continued its operations at the Seneca Buffalo Creek Casino.  Plaintiffs subsequently filed a motion on July 14, 2008 to force the court to enforce its judgment.

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

On March 31, 2009, plaintiffs in the litigation noted in the foregoing paragraph filed suit to challenge the NIGC’s approval of the amended Class III Gaming Ordinance.   On June 15, 2009, the Nation moved to intervene as a defendant in CACGEC III for certain limited claims.  The plaintiffs are opposing the Nation’s motion and as of August 14, 2009, the Nation’s motion was still pending before the Court.    See “Note 6 — Legal Proceedings,” for additional information regarding the status of, and litigation related to, our Seneca Buffalo Creek Casino.

If the plaintiffs are successful in any of the Buffalo Creek-related legal proceedings, the SEGC may be unable to continue Class III gaming at the existing Seneca Buffalo Creek Casino.

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

New Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162” (“SFAS No. 168)”.  SFAS

No. 168 stipulates the FASB Accounting Standards Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  SFAS No. 168 is effective for the financial statements issued for interim and annual reporting periods ending after September 15, 2009.  The Company does not expect that the adoption of this standard will have a material impact on its consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued (“subsequent events”).  More specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date.  SFAS 165 provides largely the same guidance on subsequent events which previously existed only in auditing literature.  The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statements.  The Company adopted SFAS 165 on April 5, 2009.  We have evaluated subsequent events through August 14, 2009, the date this quarterly report on Form 10-Q was filed with the U.S. Securities and Exchange Commission.  We made no significant changes to our condensed consolidated financial statements as a result of our subsequent events evaluation.  See Note 7 for subsequent event disclosure.

On April 5, 2009, the Company adopted the provisions of FSP SFAS No. 107-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS 107-1”), which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and APB Opinion No. 28, “Interim Financial Reporting.” FSP SFAS No. 107-1 requires disclosures about fair value of financial instruments in financial statements for interim reporting periods and in annual financial statements of publicly-traded companies.  This FSP also requires entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim and annual basis and to highlight any changes from prior periods.  The adoption of FSP SFAS 107-1 did not have a material impact on the Company’s consolidated financial position or results of operations.  Disclosures required by SFAS 107 are included in Note 4.

2.                                     Short-Term Investments

Short-term investments are classified as available for sale as defined in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.  Investments are stated at fair value.  The Company evaluates investments for conditions that may indicate that an other-than-temporary decline in market value has occurred. In conducting this review, numerous factors are considered which, individually or in combination, may indicate that a decline is other-than-temporary. Based on this evaluation, an other-than-temporary loss on one specific investment of $25,000 and $0.3 million was recorded in the three months ended June 30, 2009 and 2008, respectively, and an other-than-temporary loss on one specific investment of $0.2 million and $4.2 million was recorded in the nine months ended June 30, 2009 and 2008, respectively, as a component of other non-operating expense. The cost basis of this investment has been reduced by the amount of the other-than-temporary loss recorded.

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

On August 27, 2008, the construction activities at Seneca Allegany Casino and Hotel and Seneca Buffalo Creek Casino and Hotel were suspended for various reasons including:  the economic recession; inability to obtain construction financing at reasonable interest rates; and operating and other demands on our available cash, such as our payments to the Nation.  As of June 30, 2009, due to the continuation of weak economic conditions, adverse credit market conditions and an uncertain economic outlook, it is unlikely construction will resume in the foreseeable future.  Furthermore, certain master planning efforts related to the future expansion of the Niagara Falls property have been suspended for the foreseeable future for the same reasons.  As a result of these circumstances and in accordance with SFAS 144, an impairment charge of $109.0 million was recognized at June 30, 2009 based upon an estimate of the net realizable value based on an estimate of undiscounted cash flows that projected no future benefit.  The reported fair value of zero is considered to be level three within the fair value hierarchy as established by SFAS No. 157 “Fair Value Measurements”.  Level three is defined as inputs for which significant valuation assumptions are unobservable in a market and therefore value is based on the best available data, some of which is internally developed and considers risk premiums that a market participant would require.  The impairment charge relates to the construction and design activities of the following entities:

	Three Months Ended June 30,
	2009	2008
	(In Millions of Dollars)

SNFGC	$3,500	$—
STGC	18,182	—
SEGC	87,354	—
	$109,036	$—

4.                                      Principal Debt Arrangements

Long-term debt, as described below, consists of the following:

	As of
	June 30, 2009	September 30, 2008
	(In Thousands of Dollars)
2004 7 1/4% senior notes due 2012	$300,000	$300,000
2005 7 1/4% senior notes due 2012 net of unamortized discount of $2,890 and $3,647, respectively	197,110	196,353
Long-term debt	$497,110	$496,353

7 1/4% Senior Notes due 2012

On May 5, 2004, SGC issued $300.0 million in 7 1/4% senior notes due 2012, or the 2004 senior notes.  On May 23, 2005, SGC issued an additional $200.0 million in 7 1/4% senior notes due 2012, Series B, or the 2005 senior notes, and together with the 2004 senior notes, the Senior Notes.

The 2005 senior notes were issued at a discount of $7.0 million.  The discount is being amortized on a straight-line basis over the term of the 2005 senior notes, which amounted to $0.3 million for the three months ended June 30, 2009 and 2008, and $0.8 million for the nine months ended June 30, 2009 and 2008.

The Senior Notes are guaranteed by SNFGC, STGC, SEGC and LGCC. The 2005 senior notes are treated as a single class with the 2004 senior notes and are identical to the 2004 senior notes, except for certain tax attributes and prior to November 1, 2005 the amount of interest accrued thereon.   Interest on the Senior Notes is payable semi-annually on May 1 and November 1.  The Senior Notes are unsecured and rank equally.  As of June 30, 2009 and September 30, 2008, aggregate accrued and unpaid interest on the Senior Notes was $6.0 million and $15.1 million, respectively.  The Senior Notes, which mature on May 1, 2012, are redeemable at SGC’s option in whole or in part at any time after May 1, 2008 at the redemption prices set forth in the Senior Notes Indenture, are subject to redemption requirements imposed by gaming laws and regulations and are required to be repurchased by SGC at the option of holders upon certain change of control events.

The Senior Notes Indenture contains certain negative and affirmative covenants. The negative covenants include limitations on restricted payments and the incurrence of indebtedness, while the affirmative covenants include reporting obligations and compliance with laws.  As of June 30, 2009, SGC was in compliance with all covenants in the Indenture.  Reference is made to “Note 6 — Legal Proceedings — Seneca Gaming Authority Proposed Notices of Violation issued to the Seneca Gaming Corporation and Employees dated July 13, 2009” regarding certain alleged violations of the Class III Gaming Ordinance, Compact and Charter.

Senior Secured Revolving Loan Agreement

Effective June 19, 2008, SGC entered into a $50.0 million Senior Secured Revolving Loan Agreement, which matured on June 19, 2009, subject to extension by SGC at its election (at any time after the six months anniversary of the closing date and prior to June 19, 2009) for an additional period of six months provided that no default or event of default existed at the time of election.  On June 11, 2009, SGC exercised this election.  Amounts borrowed under the Senior Secured Revolving Loan Agreement bear interest at either one, three or six-month LIBOR plus one and one quarter percent (1.25%), or the prime rate (as reported in The Wall Street Journal) plus one quarter percent (0.25%).  Any outstanding principal balance shall be paid by, or on, the maturity date.

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

The Senior Secured Revolving Loan Agreement contains certain financial covenants requiring minimum consolidated EBITDA of $160 million (on a rolling 12 month basis) and compliance with certain leverage and coverage ratios. The Senior Secured Revolving Loan Agreement also contains additional customary covenants, including covenants restricting the incurrence of additional indebtedness, the creation of additional liens and the disposition of assets.  Reference is made to “Note 6 — Legal Proceedings - Seneca Gaming Authority Proposed Notices of Violation issued to the Seneca Gaming Corporation and Employees dated, July 13, 2009.” As of June 30, 2009, SGC was in compliance with all covenants in the Senior Secured Revolving Loan Agreement. Reference is made to “Note 6 — Legal Proceedings - Seneca Gaming Corporation and Employees dated July 13, 2009” regarding certain alleged violations of the Class III Gaming Ordinance, Compact and Charter.

As of June 30, 2009, at SGC’s request, the lender under the Senior Secured Revolving Loan Agreement had issued letters of credit totaling $19.6 million, $13.2 million of which may be drawn upon to fund the purchase of certain parcels within the 50 acre “footprint” described in the Compact with New York State and designated for ownership by the Nation, with the remaining $6.4 million issued in connection with worker’s compensation policies and certain other contracts, as required.  On October 29, 2008, SGC borrowed $20.0 million under the Senior Secured Revolving Loan Agreement.  During the third quarter of fiscal year 2009, SGC paid $20.0 million on the Senior Secured Revolving Loan Agreement, leaving no outstanding balance at June 30, 2009.

Fair Value of Debt

The fair value of debt is estimated based on the current rates offered to SGC for debt of the same remaining maturities.  As of June 30, 2009 and September 30, 2008, the carrying amount of long-term debt is approximately $497,110,000 and $496,353,000, respectively.  As of June 30, 2009 and September 30, 2008, the fair value of long-term debt is approximately $430,000,000 and $420,000,000, respectively.

5.                                      Related-Party Transactions

Distributions

Distributions to the Nation, as described below, consist of the following:

	Nine Months Ended June 30,
	2009	2008
	(In Millions of Dollars)
Cash distributions	$33.2	$36.3
Distribution Agreement distributions	10.7	14.9
	$43.9	$51.2

Cash Distributions

•                  SGC paid cash distributions to the Nation in the amount of $4 million per month from October 2008 through February 2009, and $3 million per month from March 2009 through June 2009, totaling $32 million.  In addition, in November 2008, SGC paid an additional $1.2 million distribution to the Nation.

•                  In July 2008, SGC declared cash distributions to the Nation totaling $20 million, of which $10 million was payable in each of fiscal year 2009 and 2010.  These amounts were to be payable in ten equal monthly payments of $1 million beginning October 1, 2008 and 2009, respectively.  During the nine months ended June 30, 2009, SGC paid cash distributions of $5 million to the Nation pursuant to the foregoing distribution declarations.  In February 2009, the Nation passed a resolution rescinding its July 2008 distribution request, and SGC rescinded its related distribution declaration.  Distributions paid in accordance with SGC’s July 2008 resolution were then applied toward future distributions.  In March and April 2009, SGC applied $3 million and $2 million, respectively, previously distributed to the Nation pursuant to the SGC’s July 2008 declaration toward the regular monthly distributions that would otherwise have been made during those months.

•                  SGC paid cash distributions to the Nation in the amount of $4 million per month from October 2007 through June 2008, totaling $36 million.  In addition, SGC paid an additional $0.3 million in distributions to the Nation during the nine months ended June 30, 2008.

Distribution Agreement Obligations

•                  During the nine months ended June 30, 2009 and 2008, SGC distributed $10.7 million and $14.9 million, respectively, to the Nation under the Distribution Agreement, dated April 27, 2007, relating to the Seneca Nation of Indians Capital Improvements Authority’s special obligation bonds (See Note 6).

SGC has recorded approximately $59.2 million in land and related acquisition costs as ‘Other long-term assets’ in the accompanying consolidated balance sheets as of June 30, 2009, which are expected to be transferred to the Nation in the future at cost.

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

Expenses resulting from the above Head Lease agreements were as follows for the three and nine months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in Millions)
SNFGC	$9.0	$6.1	$27.1	$18.3
STGC	6.0	5.1	18.0	15.2
SEGC	4.0	4.3	11.9	13.0
	$19.0	$15.5	$57.0	$46.5

SNFGC, STGC and SEGC record the Head Lease costs as a component of advertising, general and administrative costs in the accompanying consolidated statements of income.

Seneca Niagara Falls Gaming Corporation

The SNFGC Head Lease (dated October 25, 2002) which expires on December 31, 2023 and covers use of the land and certain improvements existing at the commencement of such Head Lease, principally including structures formerly known as the Niagara Falls Convention Center and Lackey Plaza.  Effective October 1, 2007, the monthly payments were $1,365,909 per month, as approved by the board of directors of SGC and SNFGC.  Pursuant to the terms of the Amended and Restated SNFGC Head Lease entered into on March 27, 2008, and effective October 1, 2007, payments were further increased, at the request of the Nation, to $2,033,333 per month, with such increase effective as of October 1, 2007.  On August 1, 2008, at the request of the Nation, SGC approved an increase in the

SNFGC Head Lease to $3,083,333 per month, effective October 1, 2008, and to $3,666,667 per month, effective October 1, 2009.  On March 19, 2009 SNFGC entered into an amendment to the foregoing Head Lease agreement with the Nation, which reduced payments to $3,007,208 per month effective October 1, 2008 and eliminated the increase that would have taken effect as of October 1, 2009.

Seneca Territory Gaming Corporation

The STGC Head Lease (effective as of May 1, 2004) which expires on December 31, 2023 and covers use of the land which is currently being used in operating the Seneca Allegany Casino and Hotel.  Effective October 1, 2007, the monthly payments were $1,365,909, as approved by the board of directors of STGC.  Pursuant to an amendment to the STGC Head Lease entered into on March 27, 2008, and effective as of October 1, 2007, the payments were increased, at the request of the Nation, to $1,691,667 per month.  On August 1, 2008, at the request of the Nation, SGC approved increases in the payments under the STGC Head Lease to $2,166,666 per month effective October 1, 2008, and to $2,666,667 per month effective October 1, 2009.  On March 19, 2009 STGC entered into an amendment to the foregoing Head Lease agreement with the Nation, which reduced payments to $2 million per month effective October 1, 2008 and eliminated the increase that would have taken effect as of October 1, 2009.

Seneca Erie Gaming Corporation

The SEGC Head Lease (effective as of April 1, 2006) which expires on December 31, 2023 and covers use of the land which is currently being used in operating the Seneca Buffalo Creek Casino.  Effective October 1, 2007, the monthly payments were $1,287,500, as approved by the board of directors of SEGC.  Pursuant to an amendment to the SEGC Head Lease entered into on March 27, 2008, and effective as of October 1, 2007, the payments were increased, at the request of the Nation, to $1,441,667 per month. On August 1, 2008, at the request of the Nation, SGC approved an increase in the payments under the SEGC Head Lease to $1,500,000 per month effective October 1, 2008 and thereafter.  On March 19, 2009 SEGC entered into an amendment to the foregoing Head Lease agreement with the Nation, which reduced payments to $1,326,125 per month effective October 1, 2008.

In connection with the March 19, 2009 Head Lease amendments described above, for purposes of compliance with its Indenture governing the Senior Notes and the Distribution Agreement, SGC obtained and delivered to Wells Fargo, N.A. (as trustee under the Indenture governing the Senior Notes) written fair market value rent opinions from an independent financial advisor with regard to the SNFGC and STGC Head Lease amendments (as required by the Indenture).  The SEGC Head Lease amendment reflects a 3% per annum (for two years) increase in rent as permitted by the Indenture.  The Corporation also delivered to Wells Fargo, N.A. (as trustee under the indenture governing the Nation’s municipal bonds and a party to the Distribution Agreement) an additional certification required pursuant to the Distribution Agreement.  Further or additional increases in rent payable under the Head Lease agreements are restricted under the terms of the Corporation’s Indenture governing its Senior Notes and the Distribution Agreement, and are subject to compliance with all applicable contractual commitments of the Corporation and the Nation, such that no increase may contravene, or constitute a default under any agreement, indenture, instrument or other commitment legally binding upon the Nation, SNFGC, STGC or SEGC, respectively, or to which the premises (described in the Head Leases) are subject.

Class II Poker Leases:

SNFGC and STGC lease space within the Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel, respectively, for operation of poker rooms by Seneca Gaming & Entertainment, a Class II business enterprise of the Nation.  For the three months ended June 30, 2009 and 2008, SGC recorded $0.2 million of poker room rental income and fees, and for the nine months ended June 30, 2009 and 2008, SGC recorded $0.6 million of rental income and fees.  At June 30, 2009, SGC has recorded $0.3 million as a receivable from the Nation relating to poker room rentals and fees as a component of receivables, net in the accompanying consolidated balance sheets.

Other Lease:

STGC leases office space in a building owned in part by the brother of a member of SGC’s Board of Directors.  For the three months ended June 30, 2009 and 2008, such operating lease expense totaled $63,000,and for the nine months ended June 30, 2009 and 2008, such operating lease expense totaled $189,000 and $191,000, respectively.

Other Related Party Transactions

Construction Services:

SNFGC, STGC and SEGC have each entered into construction management agreements with Seneca Construction Management Corporation, or SCMC, for certain renovations and capital improvements at Seneca Niagara Casino and Hotel, Seneca Allegany Casino and Hotel, and Seneca Buffalo Creek Casino, respectively.  SCMC is wholly owned by the Nation.  For the three months ended June 30, 2009 and 2008, SNFGC, STGC and SEGC have collectively made payments to SCMC for construction management and related fees of $0.2 million and $1.5 million, respectively, and for the nine months ended June 30, 2009 and 2008, SNFGC, STGC and SEGC have collectively made payments to SCMC for construction management and related fees of $1.8 million and $3.0 million, respectively.  Such fees reflect the amounts earned by SCMC for the performance of construction management services. Additional amounts paid to SCMC are passed-through and used to pay subcontractors, reimbursements for out-of-pocket expenses and similar costs.

Regulatory Services:

SGC is charged by the Nation for its costs incurred related to the operation of SGA gaming regulatory services.  These include:  a) costs incurred solely and directly in connection with regulatory services and oversight of SGC’s gaming operations and which are therefore 100% allocable to SGC; and b) an administration fee, assessed by the Nation for costs indirectly incurred in conjunction with the operation and regulation of the Corporation, which is fixed as a percentage of direct costs, currently set at 29.56%, as determined by the Nation in its performance of administration of the SGA and its oversight of the Company.  Such costs were approximately $2.5 million for the three months ended June 30, 2009 and 2008, and $7.6 million and $8.3 million for the nine months ended June 30, 2009 and 2008, respectively.

SGC is also charged by the Nation for its costs incurred related to services provided by the New York State Racing and Wagering Board, New York State Police, Seneca Nation of Indians Marshals, Buffalo Police and Cattaraugus County Sheriff Department solely and directly in connection with SGC’s operations, which costs were approximately $2.6 million and $3.1 million for the three months ended June 30, 2009 and 2008, respectively, and $8.4 million and $8.1 million for the nine months ended June 30, 2009 and 2008, respectively.

At June 30, 2009 and September 30, 2008, approximately $32.6 million and $27.9 million, respectively, were recorded as “accrued regulatory costs” in the accompanying consolidated balance sheets, for the payment of such New York State related regulatory costs.

Other:

SNFGC, STGC, and SEGC, through the Corporation’s competitive bidding process, have purchased goods and services from DRJ Enterprises, which is owned by the brother-in-law of Barry E. Snyder, Sr., who served as Chairman of SGC’s Board of Directors until March 13, 2009 and as a member of the Board of Directors until March 19, 2009.  Payments to DRJ Enterprises totaled $7,000 and $238,000 for the three months ended June 30, 2009 and 2008, respectively, and $65,000 and $555,000 for the nine months ended June 30, 2009 and 2008, respectively.

6.                                      Commitments and Contingencies

Distribution Agreement Obligations

On April 27, 2007, SGC entered into a Distribution Agreement among the Nation, the Seneca Nation of Indians Capital Improvements Authority, or the Authority, SGC and Wells Fargo Bank, as Trustee, in connection with the Authority’s issuance in two series (one tax exempt and the other taxable) of an aggregate principal amount of $159,495,000 special obligation bonds, or the 2007 Nation Bonds.  The Distribution Agreement obligates SGC, subject to any contractual restrictions applicable to SGC (including, but not limited to, those contained in the Senior Notes Indenture), to make monthly distributions to the Nation at the times and in the amounts necessary to enable the Authority to pay the debt service on the 2007 Nation Bonds as required under the Authority’s indenture.  At the direction of the Nation and the Authority, SGC pays such distributions directly to the Trustee.  The Authority’s debt service commenced on June 1, 2007.  For the period from June 1, 2007 through November 1, 2007, the Authority’s debt service averaged approximately $0.9 million per month. For the period from December 1, 2007 through June 1, 2008, the Authority’s debt service averaged approximately $1.7 million per month.  In June 2008, it was determined that the amortization (debt service) schedule upon which the foregoing $1.7 million monthly payments was made, was incorrect.  A corrected amortization schedule was provided and, after giving effect to a resulting credit for amounts overpaid, for the period from January 1, 2008 through December 1, 2023, the Authority’s debt service averages approximately $1.2 million per month. The foregoing debt service averages are based on scheduled payments of interest and principal under the Authority’s indenture and bonds and do not address the effects of any earlier call for redemption, by acceleration or otherwise.  The Distribution Agreement provides that neither the Trustee nor the Authority’s bondholders will have any recourse under the Distribution Agreement to any revenues, assets or property of SGC or its subsidiaries should SGC fail to comply with its distribution obligations.  For the nine months ended June 30, 2009 and 2008, SGC distributed to the Nation $10.7 million and $14.9 million, respectively, for the Authority’s debt service on the special obligation bonds.

The Seneca Nation Compact

As part of its Compact, the Nation agrees to contribute to the State of New York a portion of the proceeds from the operation and conduct of each category of Gaming Device for which exclusivity exists, based on the win of such machines (cash dropped into machines, after payouts but before expenses) and totaled on a cumulative quarterly basis to be adjusted annually at the end of the relevant calendar year.  However, beginning in February 2005, the Company began advancing to the Nation on a monthly basis the exclusivity fee due for the prior month.  The exclusivity fee to the State of New York for years 1—4 (through December 31, 2006), was 18.0%, payable on an annual basis. Thereafter, the exclusivity fee is 22% for years 5—7 (through December 31, 2009), payable on a semi-annual basis and 25.0% for years 8—14 (through December 31, 2016), payable on a quarterly basis.

For the three months ended June 30, 2009 and 2008, total exclusivity fees were $27.6 million and $30.4 million, respectively.  The $27.6 million exclusivity fee incurred during the three months ended June 30, 2009 consisted of $17.6 million attributable to the operation of SNFGC, $7.6 million attributable to the operation of STGC and $2.4 million attributable to the operation of SEGC.  The $30.4 million exclusivity fee incurred during the three months ended June 30, 2008 consisted of $20.2 million attributable to the operation of SNFGC, $8.2 million attributable to the operation of STGC and $2.0 million attributable to the operation of SEGC.

For the nine months ended June 30, 2009 and 2008, total exclusivity fees were $78.2 million and $85.3 million, respectively.  The $78.2 million exclusivity fee incurred during the nine months ended June 30, 2009 consisted of $50.9 million attributable to the operation of SNFGC, $20.8 million attributable to the operation of STGC and $6.5 million attributable to the operation of SEGC.  The $85.3 million exclusivity fee incurred during the nine months ended June 30, 2008 consisted of $57.7 million attributable to the operation of SNFGC, $22.5 million attributable to the operation of STGC and $5.1 million attributable to the operation of SEGC.

Expansion and Development

As described in Note 1, the Compact provides the Nation the exclusive right to conduct Class III gaming activities at three sites in the western region of the State of New York, subject to certain limited exceptions.  The Company opened its third Class III casino on July 3, 2007 in a temporary facility in Buffalo, New York.

On August 27, 2008, the construction activities at Seneca Allegany Casino and Hotel and Seneca Buffalo Creek Casino, each described below, were suspended for reasons including:  the economic recession; inability to obtain construction financing at reasonable interest rates; and operating and other demands on our available cash, such as our payments to the Nation.  As of June 30, 2009, due to the continuation of weak economic conditions, adverse credit market conditions and an uncertain economic outlook, it is unlikely construction will resume in the foreseeable future.  Furthermore, certain planning efforts related to the future expansion of the Seneca Niagara Falls property have been suspended for the same reasons.  As a result of these circumstances and in accordance with SFAS 144, an impairment charge of $109.0 million was recognized at June 30, 2009.  Nonetheless, SGC will continue to explore alternative future expansion and development options.

Seneca Niagara Falls Casino and Hotel.  In 2006, we began master planning activities for the remaining approximately 24 acres of undeveloped land contained in the Niagara Falls footprint.  As discussed above, these master planning activities have been suspended due to the continuation of weak economic conditions, adverse credit market conditions and an uncertain economic outlook.  As of June 30, 2009, the Company had incurred $3.5 million related to these master planning activities, for which an impairment charge was recognized in order to write off these costs as they do not currently represent any future value or provide future benefit to the Company.

Seneca Allegany Casino and Hotel.  On March 30, 2007, STGC officially opened its 212 room resort hotel, including two fine dining restaurants, a 24-hour casual restaurant and certain other amenities, at the Seneca Allegany

Casino and Hotel.  This expansion followed the December 28, 2006 official opening of the permanent gaming floor. The approximate cost of constructing and equipping the hotel and expansion project was $169.0 million.  In March 2008, STGC completed the conversion of the former temporary casino at the Seneca Allegany Casino and Hotel into a 120,000 square foot events center, and additional administration space, at a cost of approximately $29.3 million.  The next phase of construction, which commenced in April 2008 and was suspended as noted above, provides for an additional 200 room hotel, 31,000 square feet of additional gaming space and related amenities, and landscaping and exterior façade enhancements to the property as a whole.  As of June 30, 2009, the Company had incurred $18.2 million related to this phase of construction, for which an impairment charge was recognized in order to write off these costs as they do not currently represent any future value or provide future benefit to the Company.

Seneca Buffalo Creek Casino.  On July 3, 2007, the Company opened a temporary Class III gaming facility at the Seneca Buffalo Creek Territory site (6,000 square feet including 135 slot machines and a snack bar) at a cost of approximately $6.8 million.  In March 2008, the Company completed a 109 slot machine expansion (for a total of 244 slot machines) of the temporary Seneca Buffalo Creek Casino.  The permanent Seneca Buffalo Creek Casino and Hotel, construction of which is currently suspended, was anticipated to open in Summer 2010 and was expected to initially feature 90,000 square feet of gaming space with approximately 2,000 slot machines, 45 table games and a 22-story all suite hotel with approximately 206 rooms.  Planned amenities included a pool, spa and salon, four restaurants, meeting rooms, a retail outlet and a 2,200-space parking garage.  As of June 30, 2009, the Company had incurred $87.4 million on the construction of the permanent casino and hotel, for which an impairment charge was recognized in order to write off these costs as they do not currently represent any future value or provide future benefit to the Company.

Seneca Hickory Stick Golf Club.  In July 2007, the Company commenced construction of the Seneca Hickory Stick Golf Club, an 18-hole Robert Trent Jones II designed golf course. The golf course is located in Lewiston, New York and is approximately eight miles from the Seneca Niagara Casino and Hotel.  Completion of golf course construction is currently scheduled for late Summer 2009. To allow for contractor delays caused by various factors and proper grow-in of the course, it is anticipated that the official opening of the course will occur in Spring 2010. The decision as to when to open the golf course for play will depend upon how well the course matures throughout the 2009 growing season. As of June 30, 2009, the Company has incurred $19.1 million for the purchase of land and construction, with a total cost to construct the golf course, clubhouse and related amenities estimated to be approximately $25.5 million.

Legal Proceedings

Citizens Against Casino Gambling in Erie County v. Hogen (1:2009-cv-00291 (WDNY)) — CACGEC III

On March 31, 2009 , Citizens Against Casino Gambling in Erie County  (CACGEC) filed a third action in the United States District Court, Western District of New York against the Chairman of the National Indian Gaming Commission, or NIGC, the United States Department of Interior, the NIGC, the Secretary of the Interior and the President of the United States.  The action seeks declaratory and injunctive relief under the Administrative Procedure Act, the Declaratory Judgments Act, and the Indian Regulatory Gaming Act and is principally directed at the decision by the NIGC Chairman, on January 20, 2009, to approve the Seneca Nation’s amendments to its Class III Gaming Ordinance regarding the Nation’s Buffalo Creek Territory.  The NIGC Chairman concluded that IGRA’s general prohibition against gaming on lands acquired after its enactment in 1988 does not apply to lands, such as the Buffalo Creek Territory, that are held in restricted fee.  The plaintiffs claim that, in approving the Nation’s Class III Gaming ordinance on January 20, 2009, the NIGC Chairman ignored the intention of Congress.  The plaintiffs also make several claims that go beyond their prior lawsuits.  Most notably, they challenge the constitutionality of the land purchase provisions contained in the Seneca Nation Settlement Act of 1990 (“SNSA”), and attempt to challenge in a more extensive fashion than they had previously the validity of the Nation-State Gaming Compact.

On June 15, 2009, the Nation moved to intervene as a defendant in CACGEC III.  The Nation’s proposed intervention and participation as a defendant are expressly restricted to the three claims for relief specified in the plaintiffs’ complaint, namely:  (1) whether, as restricted fee lands over which the Nation exerts governmental authority, the Buffalo Creek Territory qualifies as “Indian lands” under IGRA; (2) whether the Buffalo Creek Territory is subject to the general prohibition found in section 2719 of IGRA against gaming on trust lands acquired after IGRA’s effective date even though the Territory consists of restricted fee, rather than trust, lands; and (3) whether, if the Buffalo Creek Territory is subject to Section 2719’s general prohibition, Class III gaming may nevertheless proceed on it because the Buffalo Creek Territory was acquired in settlement of a land claim.

The plaintiffs are opposing the Nation’s motion and as of August 14, 2009, the Nation’s motion was still pending before the Court.

If the plaintiffs ultimately succeed in this action, or in their pending appeals in the CACGEC I and CACGEC II proceedings, the SGC may be unable to conduct any Class III gaming at its existing properties.

Seneca Gaming Authority Proposed Notices of Violation issued to the Seneca Gaming Corporation and Employees dated July 13, 2009.

Summary

On July 14, 2009, SGC received a proposed Notice of Violation dated July 13, 2009, or the 2009 NOV, from the Seneca Gaming Authority, or the SGA, alleging fifteen violations of certain sections of the Class III Gaming Ordinance and the Seneca Nation of Indians-State of New York Compact, (“Compact”), as well as our Charter.  In addition to SGC, eleven employees received similar notices arising out of the same set of facts, alleging from five to twelve violations of the provisions noted above.  Each of the alleged violations is attributable to SGC’s accounting treatment of an alleged table games inventory (i.e., gaming chips) discrepancy of $25,971 that arose due to a single human error during an ordinary course table games move on April 3, 2009.  The notices from the SGA indicate that each of the alleged violations carries with it a potential fine of $500 per day per violation imposed from the date of the initial alleged infraction, April 3, 2009, or approximately $1,000,000 for the SGC and approximately $8,000,000 in the aggregate for the eleven individuals as of August 14, 2009.

As more fully described below, the alleged accounting discrepancy was properly documented in SGC’s accounting records and had a net effect of zero at the close of the reporting period and at no time was the applicable inventory unaccounted for or at risk of misappropriation or loss.  Subsequent to receipt of the proposed NOVs, a review by PricewaterhouseCoopers, serving as our internal auditors, supports SGC’s conclusion that:  (1) SGC’s internal controls immediately identified the alleged discrepancy; (2) the alleged discrepancy was documented and resolved through proper procedures and protocols (including notification of the SGA); (3) an appropriate audit trail was created for all adjustments that were made; (4) assets were appropriately safeguarded, and (5) duties were appropriately segregated.  SGC is currently awaiting a response from the SGA with regard to whether final proposed NOVs will be issued, after which time each recipient will have 30 days to appeal.  In the event final proposed NOVs are issued by the SGA, for the reasons noted above, and numerous additional substantive and procedural issues relating to the merits of the proposed violations, the scope of the recipients, and the amounts of the proposed fines, SGC intends to vigorously defend itself, and intends to fully support the defense of its employees in this matter.  Notwithstanding SGC’s position that no violations occurred, given the potential significance of the actions taken by the SGA to date, we include below a more detailed description of this matter.

Supplemental Description of Facts

On April 3, 2009 an error occurred during the relocation of certain game tables at our Seneca Niagara Casino & Hotel in which the table games manager for such tables failed to remove inventory (i.e., gaming chips) from the tables involved in the relocation and transport the inventory to the cage prior to moving the tables.  Rather, the inventory on the tables remained and in certain instances was subsequently assigned to new table numbers when the tables were relocated.  As a result, the closing inventory of any given numbered table on the shift prior to the move did not match the opening inventory of the re-numbered tables subsequent to the move.  In order to open the tables in our electronic accounting system, ACSC, the inventory for each table had to be adjusted such that the closing inventory for the prior shift and the opening inventory on the opening shift of relocation were the same. This adjustment resulted in a discrepancy of $25,791 in the recorded electronic inventory vis-a-vis the physical inventory on the tables at the time of the relocation.  However, at no time were the gaming chips not under our control, nor were such assets at risk of misappropriation or loss.  The effect of the discrepancy was an understatement of revenue on April 2, 2009 and a correcting and exactly corresponding overstatement on April 3, 2009, resulting in a net effect of zero at the close of the reporting period.  Upon further review, and upon discussion with the SGA, the inventory of each table was again adjusted such that each table’s opening inventory matched the physical inventory on the tables at that time, and consequently did not match the closing inventory of the table prior to the relocation.  This adjustment also resulted in a discrepancy of $25,791.  These known, identified variances were appropriately documented in, and supported by, the accounting records.

As a result of the events on April 3, 2009, the 2009 NOV alleges that we and the named employees violated certain provisions of the Class III Gaming Ordinance and the Compact as well as one provision of our charter. Specifically, the NOV alleges violations of provisions pertaining to:

(i) the maintenance of books and records (a) sufficient to establish the amount of gross and net income, deductions and expenses and other information required in any financial statement, report or other accounting prepared, (b) to accurately and fairly reflect each day’s transactions, including but not limited to the receipt of funds, expenses, prize claims, so as to permit preparation of monthly and annual financial statements in conformity with Generally Accepted Accounting Principles, or GAAP, (c) pertaining to the Class III gaming operation, including, but not limited to accounting records and (d) of all transactions pertaining to the company’s revenues and expenses, assets, liabilities and equity in conformance with GAAP;

(ii) the knowing submission of false or misleading information to the regulatory authorities in response to any provision of applicable law;

(iii) the maintenance of a system of internal controls designed to ensure that the assets of the company are safeguarded, that the accountability for assets is maintained in accordance with GAAP, that only authorized personnel have access to assets and that the functions, duties and responsibilities are appropriately segregated and performed in accordance with sound practices by competent, qualified personnel and the training of the company’s personnel in all accounting and internal control practices and procedures relevant to each employee’s function;

(iv) certain technical and procedural requirements pertaining to the storage of inventory when a table is not in use, the generation and storage of “fills” and “credits” in such a way that the data is not susceptible to change or removal after preparation and the maintenance of drop boxes corresponding to each gaming table; and

(v) the establishment and installation by the company’s board of directors of an accounting system (a) in conformity with accounting principles generally accepted in the gaming industry and (b) necessary and advisable, in the reasonable discretion of the board of directors, in order to manage the assets of the company and the gaming assets of the Nation, which accounting system shall ensure the availability of information as may be necessary to comply with the Compact and with applicable Nation and federal regulatory requirements.

The NOV alleges fifteen violations in total. As a result of the alleged violations, SGA proposed fines of $500.00 per day, per violation, from the date of the infraction, April 3, 2009, for each of our company and for four of the eleven employees named in the 2009 NOV. The remaining seven employees are cited for five to twelve of the fifteen alleged violations.  Further, the 2009 NOV outlines six corrective measures to be taken, including establishing and implementing controls to prevent the manipulation of inventory accounting, segregating duties and limiting access to certain records, developing protocol for table game projects, implementing procedures and controls to ensure separation of duties within the income audit department and training all employees on policies for conducting table games projects.

We and the eleven named employees responded to the proposed NOVs in writing within the five days prescribed by the SGA’s Notice of Violation and Enforcement Procedures.  In our response, we state that despite the isolated instance of human error, we maintain adequate internal controls and procedures and, in fact, such controls and procedures were effective in enabling us to address and rectify the error to the best of our ability. Accordingly, we dispute each of the fifteen violations cited in the NOV in our response.

We maintain in our response letter that once the error occurred, our internal control processes, which include appropriate segregation of duties, were followed diligently and effectively.  Immediately upon detecting that the table closers for five of the tables were incorrect, our pit floor supervisors sent error notification slips/discrepancy reports to the appropriate parties, including the SGA, pursuant to our Internal Controls and Procedures.  Also when the pit clerk could not open certain tables in ACSC due to the differing closing and opening inventories, discussions to correct the issue ensued among our Tables Game Manager, Cage Manager, the Casino Controller, the Casino Accountant and our Income Audit Department.  Further, as discussed above, we self-reported to the SGA immediately upon discovering the error and met with the SGA following of the incident.

Although we are confident that no violations occurred, and in the corresponding determination to the same effect by PricewaterhouseCoopers, we can provide no assurance that the SGA will agree with us.  According to the SGA Notice of Violation and Enforcement Procedures, we may receive a proposed final assessment within 10 days of the issuance of the initial NOVs.  Although such date has passed, according to the SGA Notice of Violation and Enforcement Procedures, “[f]ailure to serve the proposed final assessment timely shall not affect its validity”.  In accordance with the SGA Notice of Violation and Enforcement Procedures, if a proposed final assessment is issued by the SGA instead of a withdrawal or dismissal of the 2009 NOVs, the Company and each of the individuals who receive a final proposed NOV will have thirty days to file an appeal.  The appeal will be heard by the SGA Commission.  It is unclear what appeal rights we may have, if any, from an adverse decision from the SGA Commission.  We have been in continuous contact with the SGA since the issuance of the NOV and plan to vigorously defend the allegations set forth therein.

7.                                  Subsequent Events

Unsecured Construction Loan from Seneca Nation

On August 8, 2009, the Nation offered SEGC a $9 million unsecured loan.  The proceeds will be used for purposes of expanding the Buffalo Creek Casino temporary facility to include up to 250 additional slot machines. The loan carries an interest rate of 5% per annum with principal and interest payable monthly over a 12 month period commencing on the 15th day of the calendar month following the opening of the expansion, currently estimated to occur in February 2010.  The note is prepayable at any time without penalty.  The SEGC Board of Directors, on August 14, 2009, found such terms acceptable but SEGC has not yet executed a note for the loan.  SEGC is currently in the initial design stage for this expansion, and therefore, the final budget, construction timeline and the number of machines for the expanded facility are being finalized.

Appointment of Acting Treasurer and Acting Audit Committee Chairman

On August 14, 2009, the Seneca Gaming Corporation’s Board of Directors appointed Director Kevin W. Seneca as Acting Treasurer of the Corporation and Acting Chairman of the Audit Committee.

Item 2.                                                           Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with the section titled “Financial Statements” and the accompanying “Notes to Consolidated Financial Statements” included elsewhere in this Quarterly Report on Form 10-Q.  References below to years are to fiscal years of SGC unless otherwise noted.  SGC’s fiscal year is from October 1 through September 30.

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

Executive Summary

Our Current Operations.     We currently operate three Class III gaming facilities:  Seneca Niagara Casino and Hotel, in the City of Niagara Falls, New York (Niagara Territory), featuring over 147,000 square feet of gaming space, 4,095 slot machines, 104 table games and 604 hotel rooms; Seneca Allegany Casino and Hotel, in the City of Salamanca, New York (Allegany Territory), featuring over 63,500 square feet of gaming space, 2,310 slot machines, 41 table games and 212 hotel rooms; and the Seneca Buffalo Creek Casino (slots only temporary facility), in the City of Buffalo, New York (Buffalo Creek Territory), featuring 244 slot machines.  See “Executive Summary — Seneca Buffalo Creek Casino,” “Part II. Item 1. — Legal Proceedings,” and “2008 Form 10-K Item 3. — Legal Proceedings” for information regarding the status of, and litigation related to, our Seneca Buffalo Creek Casino.  Our operations also include dining, entertainment, retail and spa and salon services.  For the three months ended June 30, 2009 and 2008, and the nine months ended June 30, 2009 and 2008, approximately 92% of our net revenue was derived from our gaming activities.

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

In 2006, we began master planning activities for the remaining approximately 24 acres of undeveloped land contained in the Niagara Falls footprint.  As of June 30, 2009, these master planning activities have been suspended due to the continuation of weak economic conditions, adverse credit market conditions and an uncertain economic outlook.  As a result of these circumstances and in accordance with SFAS 144, an impairment charge was recognized related to these activities as of June 30, 2009.

Seneca Allegany Casino and Hotel.    Since opening on May 1, 2004, Seneca Allegany Casino and Hotel has attracted patrons from the southern portion of Western New York, Erie and Pittsburgh, Pennsylvania and Ohio.  As of June 30, 2009, approximately 70% of the casino’s patron base is from outside of the State of New York.

In March 2007, we opened a 212-room resort hotel, including two fine dining restaurants, a 24-hour casual restaurant and certain other amenities after officially opening the new permanent gaming floor in December 2006.  In March 2008, we completed the conversion of the former approximate 120,000 square foot temporary casino structure into an events center with a seating capacity for 2,200 people, along with additional administrative office space and amenities.  We believe the new resort hotel, permanent casino and events center provide a first-class gaming experience for our patrons, helping to increase patrons’ length of stay and to maintain the competitive position of the facility in light of our closest and most immediate competition in Pennsylvania, Presque Isle Downs, a relatively new gaming facility that opened in late February 2007 in Erie, Pennsylvania approximately 80 miles from the Seneca Allegany Casino and Hotel.  Presque Isle Downs has approximately 2,000 slot machines and offers dining and entertainment options that include a steakhouse, a buffet and four lounges, but it does not offer table games or lodging.

Construction on our next phase of development at Seneca Allegany Casino and Hotel, which was planned to include an additional 200 room hotel tower, and up to 30,000 square feet of additional gaming space and related amenities, for a total estimated cost of up to $130 million, was suspended for reasons including:  the continuing economic recession; inability to obtain construction financing at reasonable interest rates; and operating and other demands on our available cash, such as our payments and distributions to the Nation.  As of June 30, 2009, due to the continuation of weak economic conditions, adverse credit market conditions and an uncertain economic outlook, it is unlikely construction will resume in the foreseeable future.  As a result of these circumstances and in accordance with SFAS 144, an impairment charge was recognized for costs incurred related to this project as of June 30, 2009.

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

We suspended construction on the permanent Seneca Buffalo Creek Casino and Hotel in August 2008 for reasons including:  the continuing economic recession; inability to obtain construction financing at reasonable interest rates; and operating and other demands on our available cash, such as our payments to the Nation.  As of June 30, 2009, due to the continuation of weak economic conditions, adverse credit market conditions and an uncertain economic outlook, it is unlikely construction will resume in the foreseeable future.  As a result of these circumstances and in accordance with SFAS 144, an impairment charge was recognized for costs incurred related to this project as of June 30, 2009.

On August 8, 2009, the Nation offered SEGC a $9 million unsecured loan.  The proceeds will be used for purposes of expanding the Buffalo Creek Casino temporary facility to include up to 250 additional slot machines.  The loan carries an interest rate of 5% per annum with principal and interest payable over a 12 month period commencing on the 15th day of the calendar month following the opening of the expansion, currently estimated to occur in February 2010.  The note is prepayable at any time without penalty.  The SEGC Board of Directors, on August 14, 2009, found such terms acceptable but SEGC has not yet executed a note for the loan.  SEGC is currently in the initial design stage for this expansion, and therefore, the final budget, construction timeline and the number of machines for the expanded facility are being finalized.

Furthermore, our ability to continue to operate the Seneca Buffalo Creek Casino temporary facility will depend on various factors, including existing legal challenges and the availability of financing on acceptable terms.  Reference is made to our 2008 Form 10-K and to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, for a description of the legal proceedings relating to the Seneca Buffalo Creek Casino.  See also “Part II. Item 1 - Legal Proceedings” for additional developments

Seneca Hickory Stick Golf Club — Lewiston, New York.   In March 2006, we acquired 257 acres of land with the intent to design and build a championship level golf course in Lewiston, New York, approximately eight miles from Seneca Niagara Casino and Hotel.  We selected the Robert Trent Jones II firm to design the golf course.  Construction of the golf course commenced in July 2007, with completion of construction scheduled for Summer 2009.  To allow for contractor delays caused by various factors and proper grow-in of the course, it is anticipated that the official opening of the course will occur in Spring 2010.  The decision as to when to open the golf course for play will depend upon how well the course matures throughout the 2009 growing season.  As of June 30, 2009, the Company has incurred $19.1 million in connection with the golf course.  The total cost to construct the golf course, clubhouse and related amenities is estimated to be approximately $25.5 million.

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

Overall Outlook.     SGC believes that it is the premier gaming operator in Western New York State and in the areas of Northern Pennsylvania and Ohio located within its primary and secondary markets. Since the December 31, 2002 opening of the Seneca Niagara Casino, SGC has invested significantly in the development, expansion and maintenance of its gaming facilities, including the completion of the hotel and gaming expansion projects at Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel, and the opening of the temporary casino on the Seneca Buffalo Creek Territory.  These investments have enabled SGC to maintain its position as the premier gaming operator in the region described above.  To further that objective, and to provide for expanded opportunities in the convention and tourism markets, SGC will continue to explore opportunities with respect to the Niagara Falls, Allegany and Buffalo gaming and related facilities. A principal goal is for the facilities to complement each other, offering diverse hotel, entertainment and gaming experiences for our guests.

Although the current economic recession and increased regional competition continue to present operational challenges, we believe our operating results continue to reflect our ongoing ability to weather such conditions, and on the Nation’s efforts to work with SGC to mitigate the impact of these adverse developments.  We also continue to believe, notwithstanding these challenges, the Class III gaming exclusivity provided by the Compact will continue to present us with a competitive advantage to serve the Western New York hotel, entertainment and gaming markets.  As highlighted below in “Recent Developments,” we continue to engage in joint financing planning initiatives with the Nation to assess our financial condition and liquidity needs, and to help ensure that appropriate strategic plans are being developed and implemented to meet our liquidity and maintenance capital expenditure requirements and the ongoing challenges presented by the current economic environment.  Management intends to continue to work closely with the Nation to help ensure cash generated from operations, available cash and cash equivalents, short-term investments and cash available under our Senior Secured Revolving Loan Agreement are sufficient to service our debt, satisfy our other financial obligations and commitments and meet our working capital requirements for the remainder of the fiscal year.

Recent Developments.  The ongoing recession has continued to negatively impact our operating performance and results, primarily due to reduced consumer discretionary spending and visitation, which has negatively impacted consumer spending on gaming and entertainment.  Over the past fifteen months, we have attempted to mitigate the effects of the economic recession through implementation of expense reduction measures and efforts to increase operational efficiencies.  In December 2008, we implemented a multifaceted plan to further reduce expenses, including, but not limited to: an approximate five percent temporary workforce reduction; a wage freeze for all employees earning in excess of $70,000 per year; voluntary temporary salary reductions for senior management; and suspension of our bonus program in 2008, which had historically been paid in December of each year.  While we have successfully reduced certain expenses and increased certain operational efficiencies, we anticipate continuing to take measures to help preserve SGC’s financial condition, maintain adequate liquidity and position us for future growth and success, and endeavor to do so in a manner that will not compromise the quality or levels of our offerings and services provided at each of our properties.

Following discussions with the Nation, our payments and distributions to the Nation were reduced in an effort to enhance our liquidity position, provide cash for priority maintenance capital expenditures and fund a reserve for potential repurchase or repayment of our senior debt.  The measures resulting from the joint planning initiatives with the Nation included principally, rescission of an earlier Council request for $20 million relating to certain capital improvement projects of the Nation, a reduction in monthly distributions to the Nation from the then-current level of $4 million per month to $3 million per month commencing in March 2009, the return of $5 million previously distributed to the Nation for the capital improvement projects described above (which has been used as a credit against SGC’s monthly distribution obligations), and a $5 million reduction in rent for fiscal 2009 under the Corporation’s Head Leases.

During the third quarter of fiscal 2009, SGC paid $20.0 million on the Senior Secured Revolving Loan Agreement, leaving no outstanding balance at June 30, 2009.  SGC also exercised its election to extend the maturity date to December 19, 2009.  As of June 30, 2009, at SGC’s request, the lender under the Senior Secured Revolving Loan Agreement had issued letters of credit totaling $19.6 million.

As previously noted, on August 27, 2008, the construction activities at Seneca Allegany Casino and Hotel and Seneca Buffalo Creek Casino and Hotel were suspended for reasons including:  the economic recession; inability to obtain construction financing at reasonable interest rates; and operating and other demands on our available cash, such as our payments to the Nation.  As of June 30, 2009, due to the continuation of weak economic conditions, adverse credit market conditions and an uncertain economic outlook, it is unlikely construction will resume in the foreseeable future.  Furthermore, certain planning efforts related to the future expansion of the Seneca Niagara property have been suspended for the same reasons.  As a result of these circumstances and in accordance with SFAS 144, an impairment charge of $109.0 million was recognized at June 30, 2009.

Although we have suspended our construction for the foreseeable future on a number of permanent expansion plans, as discussed above, on August 8, 2009, the Nation offered SEGC a $9 million unsecured loan.  The proceeds will be used for purposes of expanding the Buffalo Creek Casino temporary facility to include up to 250 additional slot machines.  The loan carries an interest rate of 5% per annum with principal and interest payable over a 12 month period commencing on the 15th day of the calendar month following the opening of the expansion, currently estimated to occur in February 2010.  The note is prepayable at any time without penalty.  The SEGC Board of Directors, on August 14, 2009, found such terms acceptable but SEGC has not yet executed a note for the loan.  SEGC is currently in the initial design stage for this expansion, and therefore, the final budget, construction timeline and the number of machines for the expanded facility are being finalized.

Critical Accounting Policies and Estimates

There have been no changes in critical accounting policies and estimates since the filing of our 2008 Form 10-K.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

Operating Results - Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

Summary of Operating Results

As of June 30, 2009, we own and operate the Seneca Niagara Casino and Hotel in Niagara Falls, New York; the Seneca Allegany Casino and Hotel in Salamanca, New York; and the Seneca Buffalo Creek Casino in Buffalo, New York.  In addition, Lewiston Golf Course Corporation was established to operate a golf course which is currently under construction in Lewiston, New York.  All of our revenues are derived from our operations at our completed facilities.

The following table summarizes our results from operations by corporation and/or facility:

	Three Months Ended
	June 30,
	2009	2008
	(Dollars in Thousands)
Net revenues:
Seneca Niagara Falls Casino and Hotel	$98,591	$112,175
Seneca Allegany Casino and Hotel	39,338	44,094
Seneca Buffalo Creek Casino	11,103	9,402
Total	$149,032	$165,671

Operating expenses:
Seneca Niagara Falls Casino and Hotel	$71,942	$76,310
Seneca Allegany Casino and Hotel	54,104	39,138
Seneca Buffalo Creek Casino	95,391	7,866
Seneca Hickory Stick Golf Club	96	169
Seneca Gaming Corporation	766	761
Total	$222,299	$124,244

Operating income (loss):
Seneca Niagara Falls Casino and Hotel	$26,649	$35,865
Seneca Allegany Casino and Hotel	(14,766)	4,956
Seneca Buffalo Creek Casino	(84,288)	1,536
Seneca Hickory Stick Golf Club	(96)	(169)
Seneca Gaming Corporation	(766)	(761)
Total	$(73,267)	$41,427

The most important factors or trends contributing to our operating performance during the three months ended June 30, 2009 were:

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

•                  The rescission of a Council request for $20 million, a reduction in monthly distributions to the Nation from the current level of $4 million per month to $3 million per month commencing in March 2009, and a reduction in Head Leases payments for Fiscal 2009 from $81 million to $76 million;

•                  Extension of hours of operation of the Buffalo Creek facility, effective February 2009;

•                  Increased promotional room rates offered to casino hotel guests, designed to maintain occupancy levels to support gaming and non-gaming revenues;

•                  The effects of increased Head Lease payments to the Nation from $62 million to $76 million, which have reduced our cash reserves and funds available for construction, capital reinvestment and liquidity reserves;

•                  The ongoing economic recession, which has reduced consumer spending and encouraged an apparent transition to gaming of logistical convenience;

•                  Adverse credit market conditions which have reduced the availability, and increased the cost, of capital for expansion projects to generate additional revenues;

•                  Recognition of an impairment charge in the amount of $109 million related to costs incurred on certain construction and development projects;

•                  Limited maintenance capital investment in both our Niagara Falls and Allegany properties;

•                  Additional marketing by New York racinos which may be attributable, in part, to recent New York State legislation providing financial support for marketing to racinos; and

•                  Recruitment and retention issues pertaining to key members of the management team, including, but not limited to, the marketing department.

Gross Revenues

Gross revenues consisted of the following:

	Three Months Ended
	June 30,
	2009	2008
	(Dollars in Thousands)
Gaming	$153,162	$164,693
Food and beverage	14,739	16,295
Lodging	5,928	7,277
Retail, entertainment and other	5,353	6,169
Total	$179,182	$194,434

The table below summarizes the percentage of gross revenues from each revenue source:

	Three Months Ended
	June 30,
	2009	2008
Gaming	85.5%	84.7%
Food and beverage	8.2%	8.4%
Lodging	3.3%	3.7%
Retail, entertainment and other	3.0%	3.2%
Total	100.0%	100.0%

Gaming Revenue

Our gaming revenue for the three months ended June 30, 2009 decreased when compared to the same period in the prior year, primarily due to the impact of adverse economic conditions which reduced consumer demand for gaming and entertainment offerings.

Our net gaming revenue, net of promotional credits of $16.0 million and $12.0 million in the three months ended June 30, 2009 and 2008, respectively, decreased $15.5 million, or 10%, when comparing these periods.  During the three months ended June 30, 2009, Seneca Niagara Casino and Hotel’s net gaming revenue decreased $12.6 million, or 12%; Seneca Allegany Casino and Hotel’s net gaming revenue decreased $4.5 million, or 11%; and Seneca Buffalo Creek Casino’s net gaming revenue increased $1.6 million, or 18% when comparing  these same periods.

The following table presents data related to slot revenues (in thousands, except where noted):

	Three Months Ended
	June 30,
	2009	2008
Slot handle	$1,616,272	$1,741,729
Gross slot revenue	$142,005	$150,930
Net slot revenue	$122,711	$135,578
Weighted average number of slot machines (in units)	6,653	6,760
Gross slot hold percentage	8.8%	8.7%
Gross slot win per unit per day (in dollars)	$235	$245

Net slot revenue decreased $12.9 million, or 10%, when comparing the three months ended June 30, 2009 to the three months ended June 30, 2008.

Slot promotional credits, which are recorded in gross slot revenues and promotional allowances, amounted to $9.7 million and $7.1 million at Seneca Niagara Casino and Hotel during the three months ended June 30, 2009 and 2008, respectively, and $6.3 million and $4.9 million at Seneca Allegany Casino and Hotel during the three months ended June 30, 2009 and 2008, respectively.  The increase in slot promotional credit play during the three months ended June 30, 2009 was primarily due to increased marketing promotions offering slot promotional credits.

The following table presents data related to table game revenues (in thousands, except where noted):

	Three Months Ended
	June 30,
	2009	2008
Table games drop	$91,845	$102,526
Net table games revenue	$14,345	$16,965
Weighted average number of table games (in units)	145	142
Table games hold percentage	15.2%	16.7%
Gross table games revenue per unit per day (in dollars)	$1,056	$1,321

Net table games revenue decreased $2.6 million, or 15%, when comparing the three months ended June 30, 2009 to the three months ended June 30, 2008.  The decrease was principally due to those factors previously noted, as well as a decrease in the table games hold percentage when comparing these same periods.

Food and Beverage Revenue

The following table presents data related to food and beverage revenue (in thousands, except where noted):

	Three Months Ended
	June 30,
	2009	2008
Covers	1,013	1,125
Average check (in dollars)	$14.55	$14.49

During the three months ended June 30, 2009, our consolidated food and beverage revenue decreased $1.6 million, or 10% when compared to the same period in 2008, primarily due to a decrease in consumer spending, which resulted in a decrease in the number of covers, offset by an increase in the average revenue per check.  Seneca Niagara Casino and Hotel’s food and beverage revenue accounted for $1.4 million of the decrease; Seneca Allegany Casino and Hotel’s and food and beverage revenue accounted for $0.2 million of the decrease; and Seneca Buffalo Creek Casino’s food and beverage revenue approximated the revenue for the same quarter in the prior year.  During the three months ended June 30, 2009 and 2008, 52% and 54%, respectively, of our food and beverage revenue were the result of Seneca Link Player’s Card point redemptions.

Lodging Revenue

The following table presents data related to lodging revenue:

	Three Months Ended
	June 30,
	2009	2008
Occupied rooms	71,603	71,808
Average daily room rate (ADR)	$82.78	$101.34
Occupancy rate	96.7%	97.2%
Revenue per available room (REVPAR)	$80.07	$98.53

During the three months ended June 30, 2009, our lodging revenue decreased by $1.4 million, or 19%, when compared to the three months ended June 30, 2008, due to a decrease in average rate per occupied room.  During the three months ended June 30, 2009, SGC continued to offer hotel room rates at discounted prices in an effort to continue to stimulate casino patron visitation and encourage longer trip duration.  Seneca Niagara Casino and Hotel’s lodging revenue accounted for $1.1 million of the decrease and Seneca Allegany Casino and Hotel’s lodging revenue accounted for $0.3 million of the decrease.  During the three months ended June 30, 2009 and 2008, 75% and 71%, respectively, of our lodging revenue were the result of Seneca Link Player’s Card point redemptions.

Retail, Entertainment and Other Revenue

During the three months ended June 30, 2009, our retail, entertainment and other revenue decreased $0.8 million, or 13%, when compared to the same period in 2008.  During the three months ended June 30, 2009 and 2008, 72% and 77%, respectively, of our retail revenue, and 52% and 60% of our entertainment revenue, respectively, was attributable to Seneca Link Player’s Card point redemptions.

Promotional Allowances

SGC operates a complimentary program in which food and beverage, retail, entertainment, and other services are provided to patrons based on points earned through the Seneca Link Player’s Card.  The retail value of these complimentary items is included in gross revenues and then deducted as promotional allowances to arrive at net revenues.

The retail value of providing such promotional allowances was included in revenues as follows:

	Three Months Ended
	June 30,
	2009	2008
	(Dollars in Thousands)
Gaming	$15,987	$12,047
Food and beverage	7,776	8,929
Lodging	4,313	5,038
Retail, entertainment and other	2,074	2,749
Total	$30,150	$28,763

The estimated cost of providing such promotional allowances was as follows:

	Three Months Ended
	June 30,
	2009	2008
	(Dollars in Thousands)
Food and beverage	$5,586	$6,585
Lodging	2,365	2,361
Retail, entertainment and other	1,821	2,529
Total	$9,772	$11,475

Promotional allowances as a percentage of gaming revenue were 19.7% and 17.5% during the three months ended June 30, 2009 and 2008, respectively.  Promotional allowances increased $1.4 million, or 5%, when comparing the three months ended June 30, 2009 to the same period in 2008.

Detailed Operating Expense Information

	Three Months Ended
	June 30,
	2009	2008
	(Dollars in Thousands)

Operating expenses:
Gaming	$38,884	$43,742
Food and beverage	11,126	12,435
Lodging	3,084	3,274
Retail, entertainment and other	3,307	4,185
Advertising, general and administrative	45,084	47,934
Pre-opening costs	110	70
Depreciation	11,668	12,604
Impairment of property and equipment	109,036	—
Total Operating expenses	$222,299	$124,244

Gaming Expenses

Gaming expenses principally consist of costs incurred from operating our table games and slot machines, of which the primary components are payroll and payroll related costs and the slot exclusivity fee paid to New York State pursuant to the Compact.

The following table summarizes the exclusivity fee incurred by property:

	Three Months Ended
	June 30,
	2009	2008
	(Dollars in Thousands)
Seneca Niagara Falls Casino and Hotel	$17,617	$20,170
Seneca Allegany Casino and Hotel	7,515	8,211
Seneca Buffalo Creek Casino	2,397	2,037
Total	$27,529	$30,418

The slot exclusivity fee decreased $2.9 million, from $30.4 million for the three months ended June 30, 2008 to $27.5 million for the three months ended June 30, 2009, due to lower net slot revenues.  Gaming expenses as a percentage of gross gaming revenues were 25.4% and 26.6% for the three months ended June 30, 2009 and 2008, respectively.

Food and Beverage Expenses

Food and beverage expenses represent those costs incurred for the operation of our restaurants, snack bars and beverage outlets.  The primary components of these expenses are the cost of food and beverage products and payroll and payroll related expenses for team members providing the service.  During the three months ended June 30, 2009, food and beverage costs decreased $1.3 million, or 11%, when compared to the same period in 2008, due primarily to a continued concerted effort to reduce all components of such costs, while maintaining superior product offerings to our patrons.  Food and beverage expenses as a percentage of food and beverage revenues were 75.5% and 76.3% for the three months ended June 30, 2009 and 2008, respectively.

Lodging Expenses

Lodging expenses represent those costs incurred for the operation of our luxury hotel at Seneca Niagara Casino and Hotel and our resort hotel at Seneca Allegany Casino and Hotel.  The components of these expenses include payroll and payroll related expenses, guest amenity supplies, laundry and other expenses.  During the three months ended June 30, 2009, lodging expenses decreased $0.2 million, or 6%, as compared to the three months ended June 30, 2008.  The decrease is primarily due to a $0.1 million decrease in payroll and benefit expenses and a $0.1 million decrease in laundry expense.  Lodging expenses as a percentage of lodging revenues were 52.0% and 45.0% for the three months ended June 30, 2009 and 2008, respectively.

Retail, Entertainment and Other Expenses

Retail, entertainment and other expenses primarily represent those costs incurred for the operation of our retail shops and spas, and our entertainment offerings.  The components of these expenses include payroll and payroll related costs, the purchase of products offered for sale in our retail outlets and contract costs for entertainers.  For the three months ended June 30, 2009, these costs decreased approximately $0.9 million, or 21%, over the comparable 2008 period, due principally to a $0.8 million decrease in headline entertainment costs.  Retail, entertainment and other expenses as a percentage of retail, entertainment and other revenues were 61.8% and 67.8%, for the three months ended June 30, 2009 and 2008, respectively.

Advertising, General and Administrative Expenses

Advertising, general and administrative expenses consist primarily of payroll and payroll related expenses, regulatory fees, advertising and marketing costs, Head Lease expense, insurance, legal and utility costs.  For the three months ended June 30, 2009, such costs decreased $2.9 million, or 6%, from the same period in 2008.  For the three months ended June 30, 2009, a $3.5 million increase in Head Lease expense over the comparative period in 2008, was offset by a $3.4 million decrease in payroll and payroll related expenses, $0.8 million decrease in promotional expenses, a $0.7 million decrease in utility costs, a $0.2 million decrease in advertising costs and a $1.3 million decrease in various other operating expenses. Advertising, general and administrative expenses as a percentage of gross revenues were 25.2% and 24.7%, for the three months ended June 30, 2009 and 2008, respectively.

Pre-opening Expenses

Pre-opening expenses are non-recurring costs incurred to support the expected opening of new facilities.  During the three months ended June 30, 2009 and 2008, pre-opening expenses incurred were primarily related to the preparation of the Seneca Hickory Stick Golf Club, to be operated by the Lewiston Golf Course Corporation.

Depreciation Expense

During the three months ended June 30, 2009 and 2008, depreciation expense was $11.7 million and $12.6 million, respectively, a decrease of $0.9 million, or 7%.

Impairment charge

On August 27, 2008, the construction activities at Seneca Allegany Casino and Hotel and Seneca Buffalo Creek Casino, as previously described, were suspended for the foreseeable future for reasons including:  the economic recession; inability to obtain construction financing at reasonable interest rates; and operating and other demands on our available cash, such as our payments and distributions to the Nation.  As of June 30, 2009, due to the continuation of weak economic conditions, adverse credit market conditions and an uncertain economic outlook, it is unlikely construction will resume in the foreseeable future.  Furthermore, certain master planning efforts related to the future expansion of the Seneca Niagara Falls property have been suspended for the same reasons.  As a result of these circumstances and in accordance with SFAS 144, an impairment charge of $109.0 million was recognized at June 30, 2009 in order to write off these costs as they do not currently represent any future value or provide future benefit to the Company.

Other Non-Operating Expenses

The following table summarizes information related to other non-operating expenses:

	Three Months Ended
	June 30,
	2009	2008
	(Dollars in Thousands)

Non-operating expenses	$25	$250

During the three months ended June 30, 2009 and 2008, we recorded an other-than-temporary loss on one specific investment of $25,000 and $0.3 million, respectively, as other non-operating expense. The cost basis of this investment has been reduced by the amount of the other-than-temporary loss recorded.

Interest Income

Interest income was $0.1 million for the three months ended June 30, 2009 and June 30, 2008.

Interest Expense

The following table summarizes information related to interest on our long-term debt and Senior Secured Revolving Loan Agreement:

	Three Months Ended
	June 30,
	2009	2008
	(Dollars in Thousands)

Interest expense	$9,500	$9,089

During the three months ended June 30, 2009, interest expense consisted substantially of interest on our $500 million aggregate principal amount of 7¼% senior notes, including $0.8 million of amortization related to financing costs and discount, which was partially offset by $0.4 million of capitalized interest on our construction activities for our Seneca Hickory Stick Golf Club.  During the three months ended June 30, 2008, there was $0.8 million interest capitalized in conjunction with our construction activities for our Seneca Hickory Stick Golf Club, the permanent casino at Seneca Buffalo Creek Casino and Phase V at Seneca Allegany Casino & Hotel.

Net (Loss) Income

Net loss for the three months ended June 30, 2009 was $82.7 million, compared to a $32.2 million net income for the three months ended June 30, 2008, a decrease of $114.9 million, for the reasons stated above.

Operating Results - Nine months ended June 30, 2009 Compared to the Nine months ended June 30, 2008

Summary of Operating Results

The following table summarizes our results from operations by corporation and/or facility:

	Nine Months Ended
	June 30,
	2009	2008
	(Dollars in Thousands)
Net revenues:
Seneca Niagara Falls Casino and Hotel	$286,851	$322,355
Seneca Allegany Casino and Hotel	110,610	121,177
Seneca Buffalo Creek Casino	30,328	23,357
Total	$427,789	$466,889

Operating expenses:
Seneca Niagara Falls Casino and Hotel	$213,379	$228,057
Seneca Allegany Casino and Hotel	126,485	115,905
Seneca Buffalo Creek Casino	110,713	22,439
Seneca Hickory Stick Golf Club	198	169
Seneca Gaming Corporation	1,853	3,019
Total	$452,628	$369,589

Operating income (loss):
Seneca Niagara Falls Casino and Hotel	$73,472	$94,298
Seneca Allegany Casino and Hotel	(15,875)	5,272
Seneca Buffalo Creek Casino	(80,385)	918
Seneca Hickory Stick Golf Club	(198)	(169)
Seneca Gaming Corporation:	(1,853)	(3,019)
Total	$(24,839)	$97,300

The most important factors or trends contributing to our operating performance during the nine months ended June 30, 2009 were similar to those noted above for the three months ended June 30, 2009.

Gross Revenues

Gross revenues consisted of the following:

	Nine Months Ended
	June 30,
	2009	2008
	(Dollars in Thousands)
Gaming	$431,505	$469,139
Food and beverage	43,174	46,677
Lodging	17,800	21,501
Retail, entertainment and other	17,619	18,486
Total	$510,098	$555,803

The table below summarizes the percentage of gross revenues from each revenue source:

	Nine Months Ended
	June 30,
	2009	2008
Gaming	84.6%	84.4%
Food and beverage	8.5%	8.4%
Lodging	3.5%	3.9%
Retail, entertainment and other	3.4%	3.3%
Total	100.0%	100.0%

Gaming Revenue

Our gaming revenue for the nine months ended June 30, 2009 decreased when compared to the same period in the prior year, primarily due to the impact of adverse economic conditions which reduced consumer demand for gaming and entertainment offerings.

Our net gaming revenue, net of promotional credits of $38.9 million and $38.6 million in the nine months ended June 30, 2009 and 2008, respectively, decreased $37.9 million, or 9%, when comparing these periods.  During the nine months ended June 30, 2009, Seneca Niagara Casino and Hotel’s net gaming revenue decreased $34.5 million, or 12%; Seneca Allegany Casino and Hotel’s net gaming revenue decreased $10.2 million, or 9%; and Seneca Buffalo Creek Casino’s net gaming revenue increased $6.8 million, or 29% when comparing these same periods.

The following table presents data related to slot revenues (in thousands, except where noted):

	Nine Months Ended
	June 30,
	2009	2008
Slot handle	$4,609,068	$4,987,383
Gross slot revenue	$396,450	$427,993
Net slot revenue	$348,173	$377,799
Weighted average number of slot machines (in units)	6,666	6,705
Gross slot hold percentage	8.6%	8.6%
Gross slot win per unit per day (in dollars)	$218	$233

Net slot revenue decreased $29.6 million, or 8%, when comparing the nine months ended June 30, 2009 to the nine months ended June 30, 2008.

Slot promotional credits, which are recorded in gross slot revenues and promotional allowances, amounted to $26.1 million and $23.1 million at Seneca Niagara Casino and Hotel during the nine months ended June 30, 2009 and 2008, respectively, and $12.8 million and $15.5 million at Seneca Allegany Casino and Hotel during the nine months ended June 30, 2009 and 2008, respectively.  During the nine months ended June 30, 2009, slot promotional credit play increased at Seneca Niagara Falls Casino and Hotel due to increased marketing promotions offering slot promotional credits and decreased at Seneca Allegany Casino and Hotel primarily due to decreased slot play.

The following table presents data related to table game revenues (in thousands, except where noted):

	Nine Months Ended
	June 30,
	2009	2008
Table games drop	$274,848	$316,352
Net table games revenue	$44,098	$52,422
Weighted average number of table games (in units)	143	142
Table games hold percentage	15.9%	16.6%
Gross table games revenue per unit per day (in dollars)	$1,119	$1,348

Net table games revenue decreased $8.3 million, or 16%, when comparing the nine months ended June 30, 2009 to the nine months ended June 30, 2008.  The decrease was due to those factors previously noted, as well as a decrease in the table games hold percentage when comparing these same periods.

Food and Beverage Revenue

The following table presents data related to food and beverage revenue (in thousands, except where noted):

	Nine Months Ended
	June 30,
	2009	2008
Covers	2,904	3,223
Average check (in dollars)	$14.87	$14.48

During the nine months ended June 30, 2009, our consolidated food and beverage revenue decreased $3.5 million, or 8% when compared to the same period in 2008, due primarily to the decrease in consumer spending, which resulted in a decrease in the number of covers, offset by an increase in the average revenue per check.  Seneca Niagara Casino and Hotel’s food and beverage revenue accounted for $3.2 million of the decrease; Seneca Allegany Casino and Hotel’s food and beverage revenue accounted for $0.4 million of the decrease; and Seneca Buffalo Creek Casino’s food and beverage revenue increased $0.1 million over the same quarter in the prior year.  During the nine months ended June 30, 2009 and 2008, 52% and 55%, respectively, of our food and beverage revenue were the result of Seneca Link Player’s Card point redemptions.

Lodging Revenue

The following table presents data related to lodging revenue:

	Nine Months Ended
	June 30,
	2009	2008
Occupied rooms	208,644	208,577
Average daily room rate (ADR)	$85.31	$103.08
Occupancy rate	94.7%	94.0%
Revenue per available room (REVPAR)	$80.76	$96.93

During the nine months ended June 30, 2009, our lodging revenue decreased by $3.7 million, or 17%, when compared to the nine months ended June 30, 2008, due to a decrease in average rate per occupied room.  During the nine months ended June 30, 2009, SGC continued to offer hotel room rates at discounted prices in an effort to continue to stimulate casino patron visitation and encourage longer trip duration.  Seneca Niagara Casino and Hotel’s lodging revenue accounted for $2.9 million of the decrease and Seneca Allegany Casino and Hotel’s lodging revenue accounted for $0.8 million of the decrease.  During the nine months ended June 30, 2009 and 2008, 76% of our lodging revenue was the result of Seneca Link Player’s Card point redemptions.

Retail, Entertainment and Other Revenue

During the nine months ended June 30, 2009, our retail, entertainment and other revenue decreased $0.9 million, or 5%, when compared to the same period in 2008.  During the nine months ended June 30, 2009 and 2008, 77% and 76%, respectively, of our retail revenue, and 50% and 54% of our entertainment revenue, respectively, was attributable to Seneca Link Player’s Card point redemptions.

Promotional Allowances

SGC operates a complimentary program in which food and beverage, retail, entertainment, and other services are provided to patrons based on points earned through the Seneca Link Player’s Card.  The retail value of these complimentary items is included in gross revenues and then deducted as promotional allowances to arrive at net revenues.

The retail value of providing such promotional allowances was included in revenues as follows:

	Nine Months Ended
	June 30,
	2009	2008
	(Dollars in Thousands)
Gaming	$38,890	$38,591
Food and beverage	23,042	26,274
Lodging	13,050	15,973
Retail, entertainment and other	7,327	8,076
Total	$82,309	$88,914

The estimated cost of providing such promotional allowances was as follows:

	Nine Months Ended
	June 30,
	2009	2008
	(Dollars in Thousands)
Food and beverage	$16,782	$20,383
Lodging	7,241	7,762
Retail, entertainment and other	6,229	7,538
Total	$30,252	$35,683

Promotional allowances as a percentage of gaming revenue were 19.1% and 19.0% during the nine months ended June 30, 2009 and 2008, respectively.  Promotional allowances decreased $6.6 million, or 7%, when comparing the nine months ended June 30, 2009 to the same period in 2008.

Detailed Operating Expense Information

	Nine Months Ended
	June 30,
	2009	2008
	(Dollars in Thousands)

Operating expenses:
Gaming	$112,534	$126,689
Food and beverage	33,030	37,150
Lodging	9,243	9,800
Retail, entertainment and other	10,752	12,357
Advertising, general and administrative	140,949	144,766
Pre-opening costs	246	294
Depreciation	36,838	38,533
Impairment of property and equipment	109,036	—
Total Operating expenses	$452,628	$369,589

Gaming Expenses

Gaming expenses principally consist of costs incurred from operating our table games and slot machines, of which the primary components are payroll and payroll related costs and the slot exclusivity fee paid to New York State pursuant to the Compact.

The following table summarizes the exclusivity fee incurred by property:

	Nine Months Ended
	June 30,
	2009	2008
	(Dollars in Thousands)
Seneca Niagara Falls Casino and Hotel	$50,815	$57,732
Seneca Allegany Casino and Hotel	20,707	22,506
Seneca Buffalo Creek Casino	6,549	5,064
Total	$78,071	$85,302

The slot exclusivity fee decreased $7.2 million, from $85.3 million for the nine months ended June 30, 2008 to $78.1 million for the nine months ended June 30, 2009, due to lower net slot revenues.  Gaming expenses as a percentage of gross gaming revenues were 26.1% and 27.0% for the nine months ended June 30, 2009 and 2008, respectively.

Food and Beverage Expenses

Food and beverage expenses represent those costs incurred for the operation of our restaurants, snack bars and beverage outlets.  The primary components of these expenses are the cost of food and beverage products and payroll and payroll related expenses for team members providing the service.  During the nine months ended June 30, 2009, food and beverage costs decreased $4.1 million, or 11%, when compared to the same period in 2008, due primarily to a continued concerted effort to reduce all components of such costs, while maintaining superior product offerings to our patrons.  Food and beverage expenses as a percentage of food and beverage revenues were 76.5% and 79.6% for the nine months ended June 30, 2009 and 2008, respectively.

Lodging Expenses

Lodging expenses represent those costs incurred for the operation of our luxury hotel and spa at Seneca Niagara Casino and Hotel and our resort hotel and spa at Seneca Allegany Casino and Hotel.  The components of these expenses include payroll and payroll related expenses, guest amenity supplies, laundry and other expenses.  During the nine months ended June 30, 2009, lodging expenses decreased $0.6 million, or 6%, as compared to the nine months ended June 30, 2008.  The decrease is primarily due to a $0.5 million decrease in payroll and benefit expenses.  Lodging expenses as a percentage of lodging revenues were 51.9% and 45.6% for the nine months ended June 30, 2009 and 2008, respectively.

Retail, Entertainment and Other Expenses

Retail, entertainment and other expenses primarily represent those costs incurred for the operation of our retail shops and spas, and our entertainment offerings.  The components of these expenses include payroll and payroll related costs, the purchase of products offered for sale in our retail outlets and spas and contract costs for entertainers.  For the nine months ended June 30, 2009, these costs decreased approximately $1.6 million, or 13%, over the comparable 2008 period, due principally to a $1.4 million decrease in headline entertainment costs and a $0.5 million decrease in retail cost of sales, offset by a $0.1 million increase in payroll and payroll related costs.  Retail, entertainment and other expenses as a percentage of retail, entertainment and other revenues were 61.0% and 66.8%, for the nine months ended June 30, 2009 and 2008, respectively.

Advertising, General and Administrative Expenses

Advertising, general and administrative expenses consist primarily of payroll and payroll related expenses, regulatory fees, advertising and marketing costs, Head Lease expense, insurance, legal and utility costs.  For the nine months ended June 30, 2009, such costs decreased $3.8 million, or 3%, from the same period in 2008, primarily due to a $10.5 million increase in Head Lease expense, offset by a $2.5 million decrease in advertising costs, a $2.2 million decrease in promotional expenses, a $1.6 million decrease in special event costs, a $1.5 million decrease in outside services (primarily related to employee transportation and tour bus services), a $1.4 million decrease in utility costs, a $1.2 million decrease in payroll and payroll related costs, a $0.9 million decrease in employee relations expenses and a $1.9 million decrease in various other operating expenses .  Furthermore, during the nine months ended June 30, 2008, a write off of $1.1 million was recognized related to external development costs associated with Seneca Massachusetts Gaming Corporation.  Advertising, general and administrative expenses as a percentage of gross revenues were 27.6% and 26.0%, for the nine months ended June 30, 2009 and 2008, respectively.

Pre-opening Expenses

Pre-opening expenses are non-recurring costs incurred to support the expected opening of new facilities.  During the nine months ended June 30, 2009, pre-opening expenses incurred were primarily related to the construction and preparation of the Seneca Hickory Stick Golf Club, to be operated by the Lewiston Golf Course Corporation.  During the nine months ended June 30, 2009, pre-opening expenses decreased when compared to the same period in 2008.

Depreciation Expense

During the nine months ended June 30, 2009 and 2008, depreciation expense was $36.8 million and $38.5 million, respectively, a decrease of $1.7 million, or 4%.

Impairment charge

On August 27, 2008, the construction activities at Seneca Allegany Casino and Hotel and Seneca Buffalo Creek Casino, as previously described, were suspended for reasons including:  the economic recession; inability to obtain construction financing at reasonable interest rates; and operating and other demands on our available cash, such as our payments and distributions to the Nation.  As of June 30, 2009, due to the continuation of weak economic conditions, adverse credit market conditions and an uncertain economic outlook, it is unlikely construction will resume in the foreseeable future.  Furthermore, certain master planning efforts related to the future expansion of the Seneca Niagara Falls property have been suspended for the same reasons.  As a result of these circumstances and in accordance with SFAS 144, an impairment charge of $109.0 million was recognized at June 30, 2009 in order to write off these costs as they do not currently represent any future value or provide future benefit to the Company.

Other Non-Operating Expenses

The following table summarizes information related to other non-operating expenses:

	Nine Months Ended
	June 30,
	2009	2008
	(Dollars in Thousands)

Non-operating expenses	$188	$4,150

During the nine months ended June 30, 2009 and 2008, we recorded an other-than-temporary loss on one specific investment of $0.2 million and $4.2 million, respectively, as other non-operating expense. The cost basis of this investment has been reduced by the amount of the other-than-temporary loss recorded.

Interest Income

Interest income was $0.2 million for the nine months ended June 30, 2009, compared to $1.3 million for the nine months ended June 30, 2008.  The decrease in interest income can be attributed to the decrease in the average cash balance on deposit with financial institutions in interest bearing accounts when comparing these periods.

Interest Expense

The following table summarizes information related to interest on our long-term debt and Senior Secured Revolving Loan Agreement:

	Nine Months Ended
	June 30,
	2009	2008
	(Dollars in Thousands)

Interest expense	$28,777	$28,833

During the nine months ended June 30, 2009, interest expense consisted primarily of interest on our $500 million aggregate principal amount of 7¼% senior notes, including $2.4 million of amortization related to financing costs and discount, which was partially offset by $1.1 million of capitalized interest on our construction activities for our Seneca Hickory Stick Golf Club.  During the nine months ended June 30, 2008, there was $0.8 million interest capitalized in conjunction with our construction activities for our Seneca Hickory Stick Golf Club, the permanent casino at Seneca Buffalo Creek Casino, and Phase V at the Seneca Allegany Casino and Hotel.

Net (Loss) Income

Net loss for the nine months ended June 30, 2009 was $53.6 million, compared to a $65.6 million net income for the nine months ended June 30, 2008, a decrease of $119.2 million, for the reasons stated above.

Liquidity and Capital Resources

As previously discussed, our senior management continues to monitor, and review with the Corporation’s Board of Directors and its owner, the Seneca Nation of Indians, our financial condition and liquidity needs, to help ensure appropriate strategic plans are developed and implemented to meet ongoing economic challenges and to address our ongoing liquidity requirements.

In addition, we intend to continue to work closely with the Nation to help ensure cash generated from our operations, available cash and cash equivalents, short-term investments and cash available under our Senior Secured Revolving Loan Agreement are sufficient to service our debt, satisfy our other financial obligations and commitments and to meet our working capital requirements for the remainder of the current fiscal year.

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

We are leveraged, have significant interest payment requirements under the Senior Notes Indenture, distribution obligations under the Distribution Agreement and other commitments from time to time to the Nation. We make distributions to the Nation pursuant to declarations by our Board of Directors.  During the nine months ended June 30, 2009 we distributed $33.2 million to the Nation pursuant to such declarations.  We distributed an additional

$10.7 million to the Nation during the nine months ended June 30, 2009 pursuant to the Distribution Agreement.  As such, limitations on our capital resources could force us to delay or abandon capital projects as well as the construction and development of suspended expansion projects when and if resumed.

Cash Flows

	Nine Months Ended
	June 30,
	2009	2008
	(Dollars in Thousands)

Net cash provided by operations	$84,873	$105,851

Cash flows relating to investing activities
Purchases of property and equipment	(40,137)	(94,254)
Land acquisition costs	(1,022)	(5,408)
Decrease in restricted cash	—	14,579
Sale of investments, net	—	14,600
Net cash used in investing activities	(41,159)	(70,483)

Cash flows relating to financing activities
Proceeds from senior secured revolving loan agreement	20,000	—
Payments on senior secured revolving loan agreement	(20,000)	—
Distributions paid to the Nation	(43,937)	(51,158)
Net cash used in financing activities	(43,937)	(51,158)

Net decrease in cash and cash equivalents	$(223)	$(15,790)

Cash Flows—Operating Activities

The $21.0 million decrease in cash flows from operations during the nine months ended June 30, 2009 as compared to the nine months ended June 30, 2008 was primarily due to a $119.2 million decrease in net income, as previously described, offset by a $109.0 million impairment of property and equipment charge.  The decrease in cash flows from operations was also due to a decrease in an other than temporary loss in investment of $4.0 million, a $2.1 million increase in cash paid for current assets, and an increase in net cash paid for current liabilities of $3.5 million.

Cash Flows—Investing Activities

During the nine months ended June 30, 2009, cash flows used in investing activities were approximately $41.2 million, compared to $70.5 million during the nine months ended June 30, 2008.  The decrease of $29.3 million was due to:  a decrease in proceeds from the sale of investments of $14.6 million and a $14.6 million decrease in cash provided by the release of restricted cash; offset by a decrease in cash paid for property and equipment of $54.1 million; and a decrease in cash paid for land acquisition of $4.4 million.

During the nine months ended June 30, 2009, capital expenditures were $40.1 million and consisted of:  $15.2 million relating to the construction of the permanent Seneca Buffalo Creek Casino and Hotel on the Nation’s Buffalo Creek Territory; $6.5 million associated with pre-construction costs relating to the additional hotel tower at the Seneca Allegany Casino and Hotel; $3.9 million relating to construction of the Seneca Hickory Stick Golf Club; and $1.0 million for the conversion of the temporary gaming facility at Seneca Allegany Casino and Hotel into an events center, with related amenities.  The remaining $13.5 million in capital expenditures were principally for the acquisition of equipment for existing casino operations.  Our land acquisitions of $1.0 million include legal expenses and other acquisition costs related to certain parcels within the 50 acre “footprint” described in the Compact with New York State and designated for ownership by the Nation.

Cash Flows—Financing Activities

During the nine months ended June 30, 2009, net cash used in financing activities was $43.9 million, compared to $51.2 million during the nine months ended June 30, 2008, a decrease of $7.3 million.  The decrease was due to a decrease in distributions paid to the Nation of $7.3 million. Cash distributions were $33.2 million and payments pursuant to the Distribution Agreement were $10.7 million.

Principal Debt Arrangements

As of June 30, 2009, our debt instruments and facilities consisted of the 2004 and 2005 senior notes on which we pay a fixed interest rate of 7¼%, and a $50.0 million Senior Secured Revolving Loan Agreement, which matures on December 19, 2009.  Following is a summary of certain material terms of the senior notes and the Senior Secured Revolving Loan Agreement.

The Senior Notes.   On May 5, 2004 and May 23, 2005, SGC issued $300.0 million and $200.0 million, respectively, in senior notes with fixed interest payable at a rate of 7¼% per annum due 2012, which we refer to collectively as the Senior Notes, under the Indenture.  The Senior Notes are currently guaranteed by SNFGC, STGC, SEGC, and LGCC.  Interest on the Senior Notes is payable semi-annually on May 1 and November 1.  The Senior Notes mature on May 1, 2012.  The Senior Notes are unsecured general obligations.  As of June 30, 2009 and September 30, 2008, accrued interest on the Senior Notes was $6.0 million and $15.1 million, respectively.  Reference is made to “Part II. Item 1. — Legal Proceedings — Seneca Gaming Authority Proposed Notices of Violation issued to Seneca Gaming Corporation and Employees dated, July 13, 2009.” as of June 30, 2009, SGC was in compliance with all covenants in the Indenture.

Senior Secured Revolving Loan Agreement.  Effective June 19, 2008, SGC entered into a $50.0 million Senior Secured Revolving Loan Agreement, which would have matured on June 19, 2009, subject to extension by SGC at its election (at any time after the six month anniversary of the closing date and prior to June 19, 2009) for an additional period of six months, provided that no default or event of default existed at the time of election.  On June 11, 2009, SGC exercised this election.  Amounts borrowed under the Senior Secured Revolving Loan Agreement bear interest at either one, three or six-month LIBOR plus one and one quarter percent (1.25%), or the prime rate (as reported in The Wall Street Journal) plus one quarter percent (0.25%).  Any outstanding principal balance is required to be paid on the maturity date.

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

The Senior Secured Revolving Loan Agreement contains certain financial covenants requiring minimum consolidated EBITDA of $160 million (on a rolling 12 month basis) and compliance with certain leverage and coverage ratios. The Senior Secured Revolving Loan Agreement also contains additional customary covenants, including covenants restricting the incurrence of additional indebtedness, the creation of additional liens, and the disposition of assets.  Reference is made to “Part II. Item 1. — Legal Proceedings — Seneca Gaming Authority Proposed Notices of Violation issued to Seneca Gaming Corporation and Employees dated, July 13, 2009.” as of June 30, 2009, SGC was in compliance with all covenants in the Senior Secured Revolving Loan Agreement.

As of June 30, 2009, at SGC’s request, the lender under the Senior Secured Revolving Loan Agreement had issued letters of credit totaling $19.6 million, $13.2 million of which may be drawn upon to fund the purchase of certain parcels within the 50 acre “footprint” described in the Compact with New York State and designated for ownership by the Nation, with the remaining $6.4 million issued in connection with worker’s compensation policies and certain other contracts, as required.

On October 29, 2008 SGC borrowed $20.0 million under the Senior Secured Revolving Loan Agreement.  During the third quarter of fiscal 2009, SGC paid $20 million on the Senior Secured Revolving Loan Agreement, leaving no outstanding balance at June 30, 2009.

Effective June 19, 2008, SGC’s secured reimbursement facilities were terminated and all outstanding letters of credit under such facilities were assumed as outstanding letters of credit under the Senior Secured Revolving Loan Agreement.

Distribution Agreement Obligations

On April 27, 2007, SGC entered into a Distribution Agreement among the Nation, the Seneca Nation of Indians Capital Improvements Authority, or the Authority, SGC and Wells Fargo Bank, as Trustee, in connection with the Authority’s issuance in two series (one tax exempt and the other taxable) of an aggregate principal amount of

$159,495,000 special obligation bonds, or the 2007 Nation Bonds.  The Distribution Agreement obligates SGC, subject to any contractual restrictions applicable to SGC (including, but not limited to, those contained in the Senior Notes Indenture) to make monthly distributions to the Nation at the times and in the amounts necessary to enable the Authority to pay the debt service on the 2007 Nation Bonds as required under the Authority’s indenture.  At the direction of the Nation and the Authority, SGC pays such distributions directly to the Trustee.  The Authority’s debt service commenced on June 1, 2007.  For the period from June 1, 2007 through November 1, 2007, the Authority’s debt service averaged approximately $0.9 million per month.  For the period December 1, 2007 through June 1, 2008, the Authority’s debt service averaged approximately $1.7 million per month.  In June 2008, it was determined that the amortization (debt service) schedule provided, upon which the foregoing $1.7 million monthly payments was made, was incorrect.  A corrected amortization schedule was provided and, after giving effect to a resulting credit for amounts overpaid, for the period from January 1, 2008 through December 1, 2023, the Authority’s debt service averages approximately $1.2 million per month.  The foregoing debt service averages are based on scheduled payments of interest and principal under the Authority’s indenture and bonds and do not address the effects of any earlier call for redemption, by acceleration or otherwise.  The Distribution Agreement provides that neither the Trustee nor the Authority’s bondholders will have any recourse under the Distribution Agreement to any revenues, assets or property of SGC or its subsidiaries should SGC fail to comply with our distribution obligations.  During the nine months ended June 30, 2009 and 2008, SGC distributed to the Nation $10.7 million and $14.9 million, respectively, for the Authority’s debt service on the special obligation bonds.

Reference is made to the Senior Notes Indenture, the Senior Secured Revolving Loan Agreement and the Distribution Agreement for an understanding of all terms of such financing arrangements.

Other Commitments

We have acquired approximately 45 acres in the City of Niagara Falls, New York, designated by New York State under the Compact for ownership by the Nation, and intend to acquire approximately three additional acres. Under the Compact, the Nation is required to fund the acquisition of this property, including all related costs and expenses. As initial security for the Nation’s obligations to pay site acquisition costs and in furtherance of the ongoing condemnation proceeding, the Nation was required to, and did, deliver, to the Empire State Development Corporation, or ESDC, a letter of credit in the amount of $33.5 million representing 150% of the then estimate of the total remaining site acquisition costs not yet paid by the Nation.  In July 2006, we acquired, through the condemnation process, approximately 18 acres of land and trade fixtures appurtenant thereto from Fallsite, LLC, or Fallsite and Fallsville, LLC, or Fallsville, for an aggregate initial advance payment of $17.0 million, which land is a portion of the land in the City of Niagara Falls, New York designated under the Compact for ownership by the Nation. Of this amount, $7.7 million was drawn on the letter of credit as part of the consideration for the purchase, leaving $25.8 million available under the letter of credit.  In March 2007, an additional $11.5 million was drawn under the letter of credit to fund the acquisition of 18 additional parcels of land and certain improvements.    In December 2007, an additional $3.0 million was drawn under the letter of credit to fund the acquisition of seven additional parcels of land owned by the City of Niagara Falls.  In connection with the closing of the Senior Secured Revolving Loan Agreement, at SGC’s request, the lender issued letters of credit totaling $19.6 million, $13.2 million of which could be drawn upon as of June 30, 2009 to fund the purchase of the remaining parcels within the “footprint” described in the Compact.  If the estimate of such site acquisition costs increases or if certain other events occur, the Nation may have to provide an additional letter of credit or replace the existing one with one for a larger monetary amount or, if acceptable to the ESDC, provide a supplemental cash escrow amount.  Unreimbursed amounts on the letter of credit may result in automatic draw-downs under the Senior Secured Revolving Loan Agreement.

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

Fallsite LLC and Fallsville Splash, LLC have filed notices of claim in the amounts of $40.0 million and $35.0 million for land and trade fixtures, respectively, relating to a former water park within the footprint.  ESDC’s fair market appraisal value for the foregoing was approximately $17.0 million.  If a court determines that the value for the land and improvements, including trade fixtures, is higher than what ESDC has determined to be their appraised values, then we may be liable for the difference and potentially also responsible for certain additional costs and payments to the applicable condemnee(s), such as their attorney fees.  The valuation trial proceedings with regard to the former water park are complete with a decision expected in August or September 2009.

Intertrust Development had filed a notice of claim for $15.8 million for land and trade fixtures associated with a former Holiday Inn hotel within the footprint. ESDC’s fair market appraisal value for the foregoing was $8.2 million (excluding fixtures).  We have agreed to a settlement of this matter with Intertrust, whereby Intertrust has received an additional $3.8 million in addition to the appraisal value of $8.2 million, and whereby we have agreed to purchase, for our business promotional use, tickets to Fallsview Waterpark, an affiliate of Intertrust, for $2.5 million to be paid in three installments over three years.  Pursuant to the stipulation of settlement, Intertrust  has executed a release of SNFGC, ESDC and the Seneca Nation of Indians with respect to the valuation proceeding, and ESDC and Intertrust shall file a stipulation of discontinuance.

Additionally, JFD Holdings has filed a notice of claim for $1.1 million for a parcel of land at 621 Niagara Street within the footprint.  ESDC’s fair market appraisal for the foregoing is approximately $550,000.  No trial date has yet been set.

Also, Elizabeth Stone, Robert Stone and Alan Stone have filed notices of claim with respect to four parcels within the footprint.  According to the trial-ready appraisal reports submitted by the Stones, they will seek $955,000, in aggregate, for the four parcels.  ESDC’s fair-market appraisal for the four properties, in aggregate, is $185,000.  No trial date has been set.

As of June 30, 2009, we have an existing reserve in the amount of $2.5 million for such matters, which is included as a component of other current liabilities on SGC’s consolidated balance sheet.

Expansion and Development Plans

During the next 12 months, due to liquidity concerns, ongoing demands on our cash, and the state of the capital markets, it is unlikely that we will make substantial capital investments in our gaming facilities from cash on hand.

On August 27, 2008, the construction activities at Seneca Allegany Casino and Hotel and Seneca Buffalo Creek Casino, as previously described, were suspended for reasons including:  the economic recession; inability to obtain construction financing at reasonable interest rates; and operating and other demands on our available cash, such as our payments to the Nation.  As of June 30, 2009, due to the continuation of weak economic conditions, adverse credit market conditions and an uncertain economic outlook, it is unlikely construction will resume in the foreseeable future.  Furthermore, certain planning efforts related to the future expansion of the Seneca Niagara Falls property have been suspended for the same reasons.  As a result of these circumstances and in accordance with SFAS 144, an impairment charge of $109.0 million was recognized at June 30, 2009.

Seneca Niagara Falls Casino and Hotel

In 2006, we began master planning activities for the remaining approximately 24 acres of undeveloped land contained in the Niagara Falls footprint.  As discussed above, these master planning activities have ceased due to the continuation of weak economic conditions and adverse credit market conditions and an uncertain economic outlook.    As of June 30, 2009, the Company had incurred $3.5 million related to these master planning activities, for which an impairment charge was recognized in order to write off these costs as they do not currently represent any future value or provide future benefit to the Company.

Seneca Allegany Casino and Hotel

In March 2008, we completed the conversion of the former temporary casino facility at Seneca Allegany Casino and Hotel, at a cost of approximately $29.3 million, into an approximate 2,200 seat event center with additional amenities and administrative space.  The exterior landscaping and façade enhancements, originally planned as part of the conversion of the temporary casino, had been deferred to the next phase of construction.

The next phase of construction, originally planned for an additional 200 room hotel and 30,000 square feet of additional gaming and related amenities, was suspended for reasons including:  the continuing economic recession; inability to obtain construction financing on acceptable terms; and operating and other demands on our available cash, such as our payments and distributions to the Nation.  As of June 30, 2009, the Company has incurred $18.2 million related to this phase of construction, for which an impairment charge was recognized in order to write off these costs as they do not currently represent any future value or provide future benefit to the Company.

Seneca Buffalo Creek Casino

In March 2008, the Company completed a 109 slot machine expansion (for a total of 244 slot machines) of the temporary Seneca Buffalo Creek Casino.  Construction of the permanent Seneca Buffalo Creek Casino and Hotel commenced in January 2008, with completion originally estimated for Summer 2010.  The permanent complex was originally planned to feature 90,000 square feet of gaming space with 2,000 slot machines, 45 table games and a 22-story all suite hotel with approximately 206 rooms.  In August 2008, we suspended construction due to various factors, including challenging economic and capital market conditions, operating and other demands on our available cash and increased competition and construction costs.  As of June 30, 2009, the Company has incurred $87.4 million on the construction of the permanent casino and hotel, for which an impairment charge was recognized in order to write off these costs as they do not currently represent any future value or provide future benefit to the Company.

Although we have suspended for the foreseeable future our construction on a number of permanent expansion plans, as previously discussed, on August 8, 2009, the Nation offered SEGC a $9 million unsecured loan.  The proceeds will be used for purposes of expanding the Buffalo Creek Casino temporary facility to include up to 250 additional slot machines.   The loan carries an interest rate of 5% per annum with principal and interest payable monthly over a 12 month period commencing on the 15th day of the calendar month following the opening of the expansion, currently estimated to occur in February 2010.  The note is prepayable at any time without penalty.  The SEGC Board of Directors, on August 14, 2009, found such terms acceptable but SEGC has not yet executed a note for the loan.  SEGC is currently in the initial design stage for this expansion, and therefore, the final budget, construction timeline and the number of machines for the expanded facility are being finalized.  See “Executive Summary — Seneca Buffalo Creek Casino,” “Part II. Item 1. — Legal Proceedings,” and “2008 Form 10-K Item 3. — Legal Proceedings” for information regarding the status of, and litigation related to, our Seneca Buffalo Creek Casino.

Seneca Hickory Stick Golf Club

In July 2007, the Company commenced construction of the Seneca Hickory Stick Golf Club, an 18-hole Robert Trent Jones II designed golf course, located in Lewiston, New York, approximately eight miles from the Seneca Niagara Casino and Hotel.  Construction of the course is expected to be complete in Summer 2009, but to allow for proper grow-in of the course, it is anticipated that the official opening of the course will occur in Spring 2010.  As of June 30, 2009, the Company has incurred $19.1 million on land acquisition and construction costs, with the total cost to construct the golf course, clubhouse and related amenities estimated to be approximately $25.5 million.

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

New Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162” (“SFAS No. 168)”.  SFAS No. 168 stipulates the FASB Accounting Standards Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  SFAS No. 168 is effective for the financial statements issued for interim and annual reporting periods ending after September 15, 2009.  The Company does not expect that the adoption of this standard will have a material impact on its consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued (“subsequent events”).  More specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date.  SFAS 165 provides largely the same guidance on subsequent events which previously existed only in auditing literature.  The Company does not anticipate that the adoption of this statement will have a material impact on its consolidated financial statements.  The Company adopted SFAS 165 on April 5, 2009.  We have evaluated subsequent events through August 14, 2009, the date this quarterly report on Form 10-Q was filed with the U.S. Securities and Exchange Commission.  We made no significant changes to our condensed consolidated financial statements as a result of our subsequent events evaluation.

On April 5, 2009, the Company adopted the provisions of FSP SFAS No. 107-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS 107-1”), which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and APB Opinion No. 28, “Interim Financial Reporting.” FSP SFAS No. 107-1 requires disclosures about fair value of financial instruments in financial statements for interim reporting periods and in annual financial statements of publicly-traded companies.  This FSP also requires entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim and annual basis and to highlight any changes from prior periods.  The adoption of FSP SFAS 107-1 did not have a material impact on the Company’s consolidated financial position or results of operations.  Disclosures required by SFAS 107 are included in Note 4.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Reference is made to our 2008 Annual Report on Form 10-K for a complete discussion of our market risk.

On June 19, 2008, we entered into the Senior Secured Revolving Loan Agreement that exposes SGC to interest rate risk in that amounts borrowed under the Senior Secured Revolving Loan Agreement will bear interest at either one, three or six-month LIBOR plus one and one quarter percent (1.25%), or the prime rate (as reported in The Wall Street Journal) plus one quarter percent (0.25%).  On October 29, 2008, SGC borrowed $20.0 million under the Senior Secured Revolving Loan Agreement. During the third quarter of fiscal 2009, SGC paid $20 million on the Senior Secured Revolving Loan Agreement, leaving no outstanding balance at June 30, 2009.   See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Principal Debt Arrangements” for further information relating to the Senior Secured Revolving Loan Agreement.

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

SGC’s management, under the supervision of our principal executive officer, and with the participation of our principal executive officer and our principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our principal executive officer and principal financial officer have concluded that the design and operation of our disclosure controls and procedures as of June 30, 2009 provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15 or 15d-15 or otherwise that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.     OTHER INFORMATION

Item 1.    Legal Proceedings

Citizens Against Casino Gambling in Erie County v. Hogen (1:2009-cv-00291 (WDNY)) — CACGEC III

On March 31, 2009 , Citizens Against Casino Gambling in Erie County  (CACGEC) filed a third action in the United States District Court, Western District of New York against the Chairman of the National Indian Gaming Commission, or NIGC, the United States Department of Interior, the NIGC, the Secretary of the Interior and the President of the United States.  The action seeks declaratory and injunctive relief under the Administrative Procedure Act, the Declaratory Judgments Act, and the Indian Regulatory Gaming Act and is principally directed at the decision by the NIGC Chairman, on January 20, 2009, to approve the Seneca Nation’s amendments to its Class III Gaming Ordinance regarding the Nation’s Buffalo Creek Territory.  The NIGC Chairman concluded that IGRA’s general prohibition against gaming on lands acquired after its enactment in 1988 does not apply to lands, such as the Buffalo Creek Territory, that are held in restricted fee.   The plaintiffs claim that, in approving the Nation’s Class III Gaming ordinance on January 20, 2009, the NIGC Chairman ignored the intention of Congress.  The plaintiffs also make several claims that go beyond their prior lawsuits.  Most notably, they challenge the constitutionality of the land purchase provisions contained in the Seneca Nation Settlement Act of 1990 (“SNSA”), and attempt to challenge in a more extensive fashion than they had previously the validity of the Nation-State Gaming Compact.

On June 15, 2009, the Nation moved to intervene as a defendant in CACGEC III.  The Nation’s proposed intervention and participation as a defendant are expressly restricted to the three claims for relief specified in the plaintiffs’ complaint, namely:  (1) whether, as restricted fee lands over which the Nation exerts governmental authority, the Buffalo Creek Territory qualifies as “Indian lands” under IGRA; (2) whether the Buffalo Creek Territory is subject to the general prohibition found in section 2719 of IGRA against gaming on trust lands acquired after IGRA’s effective date even though the Territory consists of restricted fee, rather than trust, lands; and (3) whether, if the Buffalo Creek Territory is subject to Section 2719’s general prohibition, Class III gaming may nevertheless proceed on it because the Buffalo Creek Territory was acquired in settlement of a land claim.

The plaintiffs are opposing the Nation’s motion and as of August 14, 2009, the Nation’s motion was still pending before the Court.

If the plaintiffs ultimately succeed in this action, or in their pending appeals in the CACGEC I and CACGEC II proceedings, the SGC may be unable to conduct any Class III gaming at its existing properties.

Seneca Gaming Authority Proposed Notices of Violation issued to the Seneca Gaming Corporation and Employees dated July 13, 2009.

Summary

On July 14, 2009, SGC received a proposed Notice of Violation dated July 13, 2009, or the 2009 NOV, from the Seneca Gaming Authority, or the SGA, alleging fifteen violations of certain sections of the Class III Gaming Ordinance and the Seneca Nation of Indians-State of New York Compact, (“Compact”), as well as our Charter.  In addition to SGC, eleven employees received similar notices arising out of the same set of facts, alleging from five to twelve violations of the provisions noted above.   Each of the alleged violations is attributable to SGC’s accounting treatment of an alleged table games inventory (i.e., gaming chips) discrepancy of $25,971 that arose due to a single human error during an ordinary course table games move on April 3, 2009.  The notices from the SGA indicate that each of the alleged violations carries with it a potential fine of $500 per day per violation imposed from the date of the initial alleged infraction, April 3, 2009, or approximately $1,000,000 for the SGC and approximately $8,000,000 in the aggregate for the eleven individuals as of August 14, 2009.

As more fully described below, the alleged accounting discrepancy was properly documented in SGC’s accounting records and had a net effect of zero at the close of the reporting period and at no time was the applicable inventory unaccounted for or at risk of misappropriation or loss.  Subsequent to receipt of the proposed NOVs, a review by PricewaterhouseCoopers, serving as our internal auditors, supports SGC’s conclusion that:  (1) SGC’s internal controls immediately identified the alleged discrepancy; (2) the alleged discrepancy was documented and resolved through proper procedures and protocols (including notification of the SGA); (3) an appropriate audit trail was created for all adjustments that were made; (4) assets were appropriately safeguarded, and (5) duties were appropriately segregated.  SGC is currently awaiting a response from the SGA with regard to whether final proposed NOVs will be issued, after which time each recipient will have 30 days to appeal.  In the event final proposed NOVs are issued by the SGA, for the reasons noted above, and numerous additional substantive and procedural issues relating to the merits of the proposed violations, the scope of the recipients, and the amounts of the proposed fines, SGC intends to vigorously defend itself, and intends to fully support the defense of its employees in this matter.  Notwithstanding SGC’s position that no violations occurred, given the potential significance of the actions taken by the SGA to date, we include below a more detailed description of this matter.

Supplemental Description of Facts

On April 3, 2009 an error occurred during the relocation of certain game tables at our Seneca Niagara Casino & Hotel in which the table games manager for such tables failed to remove inventory (i.e., gaming chips) from the tables involved in the relocation and transport the inventory to the cage prior to moving the tables.  Rather, the inventory on the tables remained and in certain instances was subsequently assigned to new table numbers when the tables were relocated.  As a result, the closing inventory of any given numbered table on the shift prior to the move did not match the opening inventory of the re-numbered tables subsequent to the move.  In order to open the tables in our electronic accounting system, ACSC, the inventory for each table had to be adjusted such that the closing inventory for the prior shift and the opening inventory on the opening shift of relocation were the same. This adjustment resulted in a discrepancy of $25,791 in the recorded electronic inventory vis-a-vis the physical inventory on the tables at the time of the relocation.  However, at no time were the gaming chips not under our control, nor were such assets at risk of misappropriation or loss.  The effect of the discrepancy was an understatement of revenue on April 2, 2009 and a correcting and exactly corresponding overstatement on April 3, 2009, resulting in a net effect of zero at the close of the reporting period.  Upon further review, and upon discussion with the SGA, the inventory of each table was again adjusted such that each table’s opening inventory matched the physical inventory on the tables at that time, and consequently did not match the closing inventory of the table prior to the relocation.  This adjustment also resulted in a discrepancy of $25,791.  These known, identified variances were appropriately documented in, and supported by, the accounting records.

As a result of the events on April 3, 2009, the 2009 NOV alleges that we and the named employees violated certain provisions of the Class III Gaming Ordinance and the Compact as well as one provision of our charter. Specifically, the NOV alleges violations of provisions pertaining to:

(i) the maintenance of books and records (a) sufficient to establish the amount of gross and net income, deductions and expenses and other information required in any financial statement, report or other accounting prepared, (b) to accurately and fairly reflect each day’s transactions, including but not limited to the receipt of funds, expenses, prize claims, so as to permit preparation of monthly and annual financial statements in conformity with Generally Accepted Accounting Principles, or GAAP, (c) pertaining to the Class III gaming operation, including, but not limited to accounting records and (d) of all transactions pertaining to the company’s revenues and expenses, assets, liabilities and equity in conformance with GAAP;

(ii) the knowing submission of false or misleading information to the regulatory authorities in response to any provision of applicable law;

(iii) the maintenance of a system of internal controls designed to ensure that the assets of the company are safeguarded, that the accountability for assets is maintained in accordance with GAAP, that only authorized personnel have access to assets and that the functions, duties and responsibilities are appropriately segregated and performed in accordance with sound practices by competent, qualified personnel and the training of the company’s personnel in all accounting and internal control practices and procedures relevant to each employee’s function;

(iv) certain technical and procedural requirements pertaining to the storage of inventory when a table is not in use, the generation and storage of “fills” and “credits” in such a way that the data is not susceptible to change or removal after preparation and the maintenance of drop boxes corresponding to each gaming table; and

(v) the establishment and installation by the company’s board of directors of an accounting system (a) in conformity with accounting principles generally accepted in the gaming industry and (b) necessary and advisable, in the reasonable discretion of the board of directors, in order to manage the assets of the company and the gaming assets of the Nation, which accounting system shall ensure the availability of information as may be necessary to comply with the Compact and with applicable Nation and federal regulatory requirements.

The NOV alleges fifteen violations in total. As a result of the alleged violations, SGA proposed fines of $500.00 per day, per violation, from the date of the infraction, April 3, 2009, for each of our company and for four of the eleven employees named in the 2009 NOV. The remaining seven employees are cited for five to twelve of the fifteen alleged violations.  Further, the 2009 NOV outlines six corrective measures to be taken, including establishing and implementing controls to prevent the manipulation of inventory accounting, segregating duties and limiting access to certain records, developing protocol for table game projects, implementing procedures and controls to ensure separation of duties within the income audit department and training all employees on policies for conducting table games projects.

We and the eleven named employees responded to the proposed NOVs in writing within the five days prescribed by the SGA’s Notice of Violation and Enforcement Procedures.  In our response, we state that despite the isolated instance of human error, we maintain adequate internal controls and procedures and, in fact, such controls and procedures were effective in enabling us to address and rectify the error to the best of our ability. Accordingly, we dispute each of the fifteen violations cited in the NOV in our response.

We maintain in our response letter that once the error occurred, our internal control processes, which include appropriate segregation of duties, were followed diligently and effectively.  Immediately upon detecting that the table closers for five of the tables were incorrect, our pit floor supervisors sent error notification slips/discrepancy reports to the appropriate parties, including the SGA, pursuant to our Internal Controls and Procedures.  Also when the pit clerk could not open certain tables in ACSC due to the differing closing and opening inventories, discussions to correct the issue ensued among our Tables Game Manager, Cage Manager, the Casino Controller, the Casino Accountant and our Income Audit Department.  Further, as discussed above, we self-reported to the SGA immediately upon discovering the error and met with the SGA following of the incident.

Although we are confident that no violations occurred, and in the corresponding determination to the same effect by PricewaterhouseCoopers, we can provide no assurance that the SGA will agree with us.  According to the SGA Notice of Violation and Enforcement Procedures, we may receive a proposed final assessment within 10 days of the issuance of the initial NOVs.  Although such date has passed, according to the SGA Notice of Violation and Enforcement Procedures, “[f]ailure to serve the proposed final assessment timely shall not affect its validity”.   In accordance with the SGA Notice of Violation and Enforcement Procedures, if a proposed final assessment is issued by the SGA instead of a withdrawal or dismissal of the 2009 NOVs, the Company and each of the individuals who receive a final proposed NOV will have thirty days to file an appeal.  The appeal will be heard by the SGA Commission.   It is unclear what appeal rights we may have, if any, from an adverse decision from the SGA Commission.  We have been in continuous contact with the SGA since the issuance of the NOV and plan to vigorously defend the allegations set forth therein.

Item 1A.                 Risk Factors

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008, except as disclosed in our quarterly reports on Form 10-Q, including without limitation, the risk factors relating to our Seneca Buffalo Creek Casino set forth in “Part I.  Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” — “Executive Summary — Buffalo Creek Casino” and those relating to our expansion and development projects set forth in “Part I.  Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” — Liquidity and Capital Resources”, and those relating to Legal Proceedings set forth in “Part II.  Other Information:  Item 1.  Legal Proceedings.”

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

Dated August 14, 2009

/s/ Catherine Walker
Catherine Walker
Chief Operating Officer
(Principal Executive Officer)

/s/ David Sheridan
David Sheridan
Chief Financial Officer
(Principal Financial and Accounting Officer)