Form 10-K
period 2009-09-30
Seneca Gaming Corp
filed 2009-12-23
CIK 1296785

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐  No  ☒

(Note: As a voluntary filer, not subject to the filing requirements, the registrant filed all reports under Section 13 or 15(d) of the Exchange Act during the preceding 12 months.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

At December 22, 2009, the registrant had no outstanding shares of common stock. The registrant is a wholly-owned governmental instrumentality of the Seneca Nation of Indians.

DOCUMENTS INCORPORATED BY REFERENCE:     None

SENECA GAMING CORPORATION

Form 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements intended to qualify for the safe harbor from liability established by the Private Securities Litigation Reform Act of 1995.  The words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “plan,” “project,” “will be,” “will continue,” “will likely result,” and similar expressions, as they relate to us or our management, indicate forward-looking statements.  Similarly, statements that describe our plans, business, strategy or goals are all forward-looking statements.  These forward-looking statements are subject to numerous risks, uncertainties and other factors that could cause actual results, performance or achievements to differ materially from those expressed in or implied by these forward-looking statements.

Factors that could cause actual results, performance or achievements to differ materially from those expressed in or implied by these forward-looking statements include, but are not limited to, the risk factors described under Item 1A of this Annual Report on Form 10-K.   Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date of this filing. In addition to the risk factors described under Item 1A of this Annual Report on Form 10-K, the following important factors, among others, could affect our future financial condition or results of operations, causing actual results to differ materially from those expressed in the forward-looking statements: the local, regional, national, or global economic climate, our substantial indebtedness and ability to meet our financial obligations and operate in accordance with the restrictions pursuant to such indebtedness, our incurrence of any additional indebtedness, the availability of financing, our failure to generate cash flows, increased competition, changes in federal Indian law, issues relating to the Nation-State Gaming Compact between the Seneca Nation of Indians and New York State, the control of our company by the Seneca Nation of Indians of New York, changes in the membership of the Nation’s Council (the Nation’s legislative body) or Nation policies, changes in gaming laws or regulations, ongoing or future litigation challenging our ability to conduct gaming operations, changes in federal or state tax laws or the administration of such laws, our failure to retain existing management, fill current vacancies, and attract new personnel, our limited experience operating casinos, hotels, and the golf course we intend to open, seasonality and weather-related factors, investigative reviews by regulatory authorities relating to our gaming revenues, and acts of war or terrorism.

We assume no obligation to update these forward-looking statements.

PART I

Item 1.            Business

Except as otherwise indicated by the context, in this Annual Report on Form 10-K, or this Annual Report, we refer to (1) Seneca Gaming Corporation as “SGC” or “the Company,” (2) Seneca Niagara Falls Gaming Corporation, a wholly-owned subsidiary of SGC, as “SNFGC,” (3) Seneca Territory Gaming Corporation, a wholly-owned subsidiary of SGC, as “STGC,” (4) Seneca Erie Gaming Corporation, a wholly-owned subsidiary of SGC, as “SEGC,” (5) Lewiston Golf Course Corporation, a wholly-owned subsidiary of SNFGC, as “LGCC,” (6) Seneca Massachusetts Gaming Corporation, a former wholly-owned subsidiary of SGC, that was dissolved on April 11, 2009, as “SMGC,” (7) the Seneca Nation of Indians of New York, as “Nation,” “Seneca Nation” or “Seneca Nation of Indians,” (8) the Nation-State Gaming Compact between the Seneca Nation of Indians and New York State, dated August 18, 2002, as the “Compact,” and (9) SGC, SNFGC, STGC, SEGC, LGCC, and SMGC collectively, as “we,” “our,” “ours” and “us.”  SNFGC, STGC, SEGC and LGCC are sometimes collectively referred to as the “restricted subsidiary guarantors,” based on their respective guarantees of SGC’s obligations under the senior notes.  Our fiscal year ends on September 30.  “Fiscal 2009” is defined as the fiscal year ended September 30, 2009,  “Fiscal 2008” is defined as the fiscal year ended September 30, 2008, and fiscal years prior to 2008 are defined similarly within the context of this Annual Report.

Overview

SGC is wholly-owned by the Nation and chartered to develop, manage and direct all of the Nation’s Class III gaming operations on the Nation’s territories in Western New York. SGC was chartered by the Nation in August 2002.  In August 2002, the Nation entered into the Compact with New York State that provides the Nation with the right to establish and operate three Class III gaming facilities in Western New York. Class III gaming, the most heavily regulated of the gaming classes, includes, among other things, slot machines and casino table games (other than poker). For a description of the classes of gaming, see “The Indian Gaming Regulatory Act of 1988- Classes of Gaming” below. We currently operate three Class III gaming facilities in Western New York—Seneca Niagara Casino and Hotel, which is located in the City of Niagara Falls, New York (Niagara Territory) and operated by SNFGC, approximately 20 miles north of Buffalo, New York; Seneca Allegany Casino and Hotel, which is located in the City of Salamanca, New York (Allegany Territory) and operated by STGC, approximately 60 miles south of Buffalo, New York and 75 miles northeast of Erie, Pennsylvania; and Seneca Buffalo Creek Casino, which is located in the inner harbor district of Buffalo, New York (Buffalo Creek Territory) and operated by SEGC. Seneca Niagara Casino and Hotel opened on December 31, 2002 (initially, as the Seneca Niagara Casino).  Seneca Allegany Casino and Hotel opened on May 1, 2004 (initially, as the Seneca Allegany Casino).  Seneca Buffalo Creek Casino commenced operations on July 3, 2007 in a temporary facility.  Our three casinos are located on land held in restricted fee by the Nation, which, together with the rights under the Compact, allows us to conduct Class III gaming operations in Western New York.

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

Seneca Niagara Casino and Hotel

Seneca Niagara Casino and Hotel is located on approximately 45 acres in the City of Niagara Falls, New York (24 of which are currently owned by the Nation and constitute its Niagara Territory), and offers gaming, entertainment, lodging and related amenities. Seneca Niagara Casino and Hotel is SGC’s flagship resort property catering to mid to high value gaming guests looking for a full service gaming resort destination.  Seneca Niagara Casino and Hotel is open 24 hours per day, seven days per week and is our flagship gaming facility.  We opened our original Niagara Falls gaming facility on December 31, 2002 in the former Niagara Falls Convention and Civic Center.  Since opening, we have continued to invest in facilities and equipment at this property.  On December 15, 2005, we opened our expanded gaming floor, which added approximately 950 slot machines and 20 table games.  On March 31, 2006, we completed the phased opening of our luxury hotel, along with all other amenities.  SGC’s aggregate capital investment in the Seneca Niagara Casino and Hotel as of September 30, 2009 is approximately $530.0 million.

As of September 30, 2009, Seneca Niagara Casino and Hotel featured:

•   over 147,000 square feet of Class III gaming space with 4,062 slot machines; 104 table games, including, but not limited to, blackjack, craps and roulette; and keno;

•   604 luxury hotel rooms, including 118 suites of various sizes;

•   a full-service luxury spa, salon, and fitness center;

•   food and beverage amenities, including three full-service themed fine dining restaurants, a 400-seat international buffet, two casual dining restaurants, a walk-up delicatessen, a snack bar, and four bars and lounges;

•   five retail stores;

•   a 25,200 square-foot multi-purpose entertainment and special event facility, which can seat up to 2,400 for concerts, and can also be used for meetings, banquets and small conventions;

•   a 468-seat showroom;

•   8,000 square feet of conference and banquet space; and

•   a 2,130-space parking garage, surface parking for over 1,500 vehicles, and a transportation center.

Niagara Falls Real Estate Acquisitions

In 2002 and pursuant to the Compact, the Nation acquired from the State of New York approximately 24 acres of land and related improvements in the City of Niagara Falls, New York, including the then-Niagara Falls Convention and Civic Center.  The State of New York further agreed in the Compact to assist the Nation in whatever manner appropriate, including through the exercise of its power of eminent domain, to acquire the remaining acreage within the approximate 50-acre footprint in the City of Niagara Falls, New York, designated by New York State under the Compact for ownership by the Nation. The Compact specifically excluded approximately 1.5 acres of land within the footprint owned by a Roman Catholic Church.  Additionally, in July 2006, the Nation agreed to waive its right to acquire approximately one half acre of additional land within the footprint owned by End Time Handmaidens, Inc., a religious organization.  In return for the waiver, the Nation obtained a right of first negotiation and refusal with respect to the future sale of the parcels.  As a result of the carve-out relating to the parcels owned by the Roman Catholic Church, and the Nation’s agreement with End Time Handmaidens, the total acreage of the Niagara Territory upon completion of the condemnation process is anticipated to be approximately 48 acres.

We have obtained possession of, either through eminent domain proceedings or private purchase, substantially all of the remaining acreage within the footprint, other than certain streets and alleys owned by the City of Niagara Falls providing access to the above church parcels, and a bicycle path owned by the New York State Department of Transportation. We expect to acquire the above Niagara Falls city street and alley parcels by early 2010, with acquisition of the NYSDOT bike path requiring further dialogue with New York State.

With the exception of approximately two acres of land and a hotel property within the footprint acquired for $7.9 million through a private sale in December 2005, substantially all of our post-2002 acquisitions within the footprint have been accomplished through condemnation proceedings pursuant to New York State Eminent Domain Procedure Law, or EDPL.  The amounts paid to condemnees from whom we have acquired property are deemed to be advance payments, in that property owners are entitled to reserve their rights to challenge the appraised property values determined by the condemnor’s appraisers.  To date, all record owners from whom property was acquired pursuant to the EDPL have reserved rights to claim additional compensation.  If a court determines that the value for the land and improvements is higher than the appraised value we paid to a condemnee, then we may be liable to the condemnee for the difference and potentially also responsible for certain additional costs and payments to the condemnee, such as attorneys’ fees.   As of September 30, 2009, $1.7 million of the previously recorded reserve of $6.4 million remained for such matters and is included in the other current and long-term liabilities sections on SGC’s consolidated balance sheet.

In 2006, we began master planning activities for the remaining approximately 24 acres of undeveloped land contained in the Niagara Falls footprint.  As of September 30, 2009, these master planning activities have been suspended due to the continuation of weak economic conditions, adverse credit market conditions and an uncertain economic outlook.  As a result of these circumstances an impairment charge was recognized related to these activities in Fiscal 2009, in the amount of approximately $3.5 million.

Seneca Allegany Casino and Hotel

Seneca Allegany Casino and Hotel, our second Class III gaming facility, is located on the Nation’s Allegany Territory in the City of Salamanca, New York.  Seneca Allegany Casino and Hotel offers Class III gaming, entertainment, lodging and related amenities.  Seneca Allegany Casino and Hotel caters primarily to middle-market, drive-in patrons from its primary and secondary markets and is open 24 hours per day, seven days per week. Seneca Allegany Casino opened on May 1, 2004.  On March 30, 2007, we opened a 212-room resort hotel, including food and beverage and other amenities, which followed the December 28, 2006, official opening of a new permanent gaming floor.  In March 2008, we completed the conversion of the former temporary casino structure into an event center and additional administrative office space.  SGC’s aggregate capital investment in the Seneca Allegany Casino and Hotel as of September 30, 2009 is approximately $346.0 million.

As of September 30, 2009, Seneca Allegany Casino and Hotel featured:

•   over 63,500 square feet of gaming space with approximately 2,265 slot machines and 41 table games, including, but not limited to, blackjack, craps and roulette;

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

•   a 20,000 square-foot multi-purpose entertainment and special event facility, which can seat up to 2,200 for concerts, and can also be used for meetings, banquets and small conventions; and

•   a parking garage for approximately 1,850 vehicles and surface parking for approximately 1,000 vehicles.

Construction on our next phase of development at Seneca Allegany Casino and Hotel, which was planned to include an additional 200 room hotel tower, and up to 30,000 square feet of additional gaming space and related amenities, for a total estimated cost of approximately $130 million, was suspended in August 2008 for reasons including:  the continuing economic recession; inability to obtain construction financing at reasonable interest rates; and operating and other demands on our available cash, such as our payments and distributions to the Nation.  As of September 30, 2009, due to the continuation of weak economic conditions, adverse credit market conditions and an uncertain economic outlook, construction remained suspended indefinitely.  As a result of these circumstances an impairment charge was recognized for costs incurred related to these activities in Fiscal 2009, in the amount of approximately $17.1 million.

Seneca Buffalo Creek Casino

In addition to Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel, we operate a  third Class III gaming facility which is located in Buffalo, New York. This Class III gaming facility is referred to as Seneca Buffalo Creek Casino.

On October 3, 2005, the Nation acquired approximately nine acres of land in the inner-harbor district of downtown Buffalo, which constitutes the Nation’s Buffalo Creek Territory.  Initially, the nine acre parcel was bisected by a two block section of Fulton Street, a street owned  by the City of Buffalo.  In November 2006, we acquired this two block section of Fulton Street from the City of Buffalo for a purchase price of $631,600.

On December 8, 2005, we began construction of a temporary Class III gaming facility on the Seneca Buffalo Creek Territory, in accordance with the requirements of the Compact.  On July 3, 2007 we commenced operations at this gaming facility, which consists of approximately 6,000 square feet and features 135 slot machines and a snack bar.  During the quarter ended March 31, 2008, the temporary facility was expanded to include an additional 109 slot machines. The current temporary facility is approximately 8,600 square feet, and features 244 slot machines and a snack bar.  SGC’s aggregate capital investment as of September 30, 2009 in the temporary gaming facility in Buffalo, New York is approximately $12.5 million.

Construction on our next phase of development at Seneca Buffalo Creek Casino and Hotel, which was planned to include approximately 90,000 square feet of gaming space; 2,000 slot machines; 45 table games; a 22-story all-suite hotel; four restaurants; a full-service spa and salon; retail and other amenities; and a 2,200-space parking garage, for a total estimated cost of approximately $333 million, was suspended in August 2008 for reasons including:  the continuing economic recession; inability to obtain construction financing at reasonable interest rates; and operating and other demands on our available cash, such as our payments and distributions to the Nation.  As of September 30, 2009, due to the continuation of weak economic conditions, adverse credit market conditions and an uncertain economic outlook, construction remained suspended indefinitely.  As a result of these circumstances an impairment charge was recognized related to these activities in Fiscal 2009, in the amount of approximately $87.0 million.

On August 8, 2009, the Nation offered SEGC a $9 million unsecured loan for purposes of expanding the Buffalo Creek Casino temporary facility to include up to 250 additional slot machines.  If utilized by SEGC, the loan will carry an interest rate of 5% per annum with principal and interest payable over a 12 month period commencing on the 15th day of the calendar month following the opening of the expansion. Although the SEGC Board of Directors, on August 14, 2009, accepted these terms,  SEGC has not yet drawn upon the loan or executed a note for it. On October 19, 2009 we broke ground on the expansion, which will add approximately 5,300 square feet of gaming space to the facility and will accommodate 200 to 250 additional slot machines. The expansion is due to be completed in spring 2010.

Our ability to continue to operate the Seneca Buffalo Creek Casino temporary facility will depend on various factors, including existing legal challenges.  See “Item 3 — Legal Proceedings” for a discussion of existing legal challenges regarding our Seneca Buffalo Creek Casino.

Status of Former Class II Operations

In January 2005, we transferred all Class II gaming operations to the Nation, which included our poker operations at the Seneca Niagara Casino and Hotel and Seneca Allegany Casino. Class II gaming includes bingo, poker and similar games, and is subject to tribal regulation and federal oversight by the National Indian Gaming Commission, or NIGC. For a description of the classes of gaming, see “The Indian Gaming Regulatory Act of 1988 - Classes of Gaming” below. The transfer of the Class II operations in January 2005 was consistent with our understanding of the Seneca Nation Tribal Council’s (the Nation’s legislative body) intent that we manage and operate the Nation’s Class III operations and that Council directly manage and operate the Nation’s Class II operations.

The Nation, through its wholly-owned business enterprise, Seneca Gaming & Entertainment, operates the Class II poker operations at Seneca Niagara Casino and Hotel, in addition to two Class II gaming facilities located on the Nation’s Territories in Salamanca and Irving, New York, respectively. On November 9, 2009, Seneca Gaming and Entertainment relocated its poker operations at Seneca Allegany Casino to a new facility located within one mile of our Salamanca, New York property.

Lewiston, NY Golf Course Development

In March 2006, we acquired 257 acres of land with the intent to design and build a championship level golf course in Lewiston, New York, approximately eight miles from Seneca Niagara Casino and Hotel.  We selected the Robert Trent Jones II firm to design the golf course, which will be named Seneca Hickory Stick Golf Club.  Construction of Seneca Hickory Stick commenced in July 2007 and it is anticipated that the official opening of the course will occur in 2010.  The total cost to construct the golf course and related amenities is estimated to be approximately $25.5 million. The Nation formed the Lewiston Golf Course Corporation, as a subsidiary of the Seneca Niagara Falls Gaming Corporation, to own and operate the golf course.  LGCC has engaged Kemper Sports Management, Inc. to manage and operate Seneca Hickory Stick on its behalf.

Massachusetts Gaming Development

Seneca Massachusetts Gaming Corporation, a wholly-owned subsidiary of SGC, formed on August 11, 2007 to explore development opportunities related to gaming in the Commonwealth of Massachusetts, was dissolved by the Nation’s Council on April 11, 2009, and its assets were transferred to SGC.

Business and Marketing Strategy

SGC believes that it is the premier gaming operator in Western New York State and in the areas of Northern Pennsylvania and Ohio located within its primary and secondary markets. Since the December 31, 2002 opening of the Seneca Niagara Casino, SGC has invested significantly in the development, expansion and maintenance of its gaming facilities, including the completion of the hotel and gaming projects at Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel, and the opening of the temporary casino on the Seneca Buffalo Creek Territory.  These investments enable SGC to maintain its position as the premier gaming operator in the region described above. A principal goal is for the facilities to complement each other, offering diverse hotel, entertainment and gaming experiences for guests.

SGC continues to believe the exclusivity provided in the Compact gives SGC the opportunity to serve the Western New York market by providing patrons with unique entertainment and gaming experiences.

SGC’s gaming facilities are intended to provide a high-quality and diverse gaming experience that SGC believes will add to its patron base and strengthen patron loyalty in each segment of the gaming market.  In order to maximize income from operations, SGC attempts to coordinate advertising, promotions, entertainment and special events to minimize competition among its gaming facilities, and integrate administrative and information technology functions.  As slot play currently represents approximately 90% of SGC’s consolidated gross gaming revenues, SGC also strives to offer the most current selection of slot machines in order to provide cutting-edge options for guests, and to differentiate it from the regional competition.  SGC plans to continue to brand the Seneca name through advertising and promotion of its Seneca Link Player’s Card, which is accepted at all of SGC’s facilities. The key components of our integrated marketing plan include the following:

•   Promote the Seneca Brand Name.     The successful operation of Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel has established Seneca as a leading gaming brand in the region.  We plan to continue to capitalize on this brand recognition by prominently incorporating the Seneca name at all of our gaming and entertainment facilities.

•   Incorporate the Seneca Link Player’s Card.     We encourage guests to sign up for a Seneca Link Player’s Card, and to use their Player’s Card at their venue of choice.  Guests accumulate points at our facilities and may redeem them at any of our casinos.  Our player’s club card program enables us to understand our guest preferences by providing us with valuable information about our patrons’ gaming activity and use of our facilities’ various non-gaming amenities.  As of September 30, 2009, we had approximately 560,000 active members in the Seneca Link Player’s Card database each with at least one rated trip to our properties during Fiscal 2009.

•   Expand Target Markets and Patron Base.     The completion of our hotels in Niagara Falls, New York and Salamanca, New York has enabled us to expand our marketing efforts to higher-value gaming patrons from a wider geographic area.  We continue to evaluate our marketing programs and have continued our efforts to attract more guests from the region, including New York, Pennsylvania and Ohio, as well as higher-value patrons from New England, New Jersey, New York City, and Toronto, Canada.  We intend to continue to market to these areas by offering various promotions, including special events for preferred gaming patrons, use of commissioned, independent representatives or splinter arrangements, air charters, motor coach tours and organized package group visits.  We have also recently expanded our player development staff and have upgraded our entertainment offerings to further brand our properties and to attract repeat visits, encourage loyalty and attract guests with higher gaming budgets.

•   Offer Diversified Gaming Experience to Broadest Customer Base.    We intend to operate each of our gaming facilities in a manner that will be complementary. Seneca Niagara Casino and Hotel is SGC’s flagship resort property catering to mid to high value gaming guests looking for a full service gaming resort destination.  With the opening of the permanent casino and 212-room resort hotel at Seneca Allegany Casino and Hotel, SGC expanded its marketing efforts to attract guests with higher gaming budgets. SGC integrates the marketing of the Seneca Buffalo Creek Casino, as explained below, to guests of SGC’s Niagara and Allegany casinos, which provides SGC’s guests a variety of gaming and entertainment options.

•   Utilize an Integrated Marketing Strategy.    Our marketing strategy relies on the high quality of our facilities, the personal service level of our employees, and an integrated approach of targeted direct mail, radio, print and outdoor advertising, promotions, slot and table tournaments, special events, bussing, entertainment and player development staff, to attract and retain our patrons and to brand the Seneca name as the premier gaming and entertainment experience in Western New York. We coordinate our marketing events and the amenities of our facilities to maximize the quality and length of stay of patron visits and to minimize competition among our gaming facilities. Our patron tracking system through the Seneca Link Player’s Card is sophisticated and scalable and provides us with the ability to analyze our guests’ gaming preferences.  In addition, we recently redesigned the levels of player club options, each based on the level of each guest’s gaming activity, to ensure each level is properly recognized based upon their gaming activity.  Starting in May 2004, we began using a “promotional credit” program that provides slot credits to our patrons based on the amount of  their gaming at our facilities. These credits are available on the patron’s Seneca Link Player’s Card when they return for visits. These credits must be played and cannot be redeemed for cash, which we believe encourages repeat business.

•   Reinvest in our Gaming Facilities.    We believe our commitment to reinvest in each of our gaming facilities is critical to our continued success and future growth. We intend to reinvest in our gaming facilities to ensure their attractiveness to our patrons, subject to the availability of sufficient funds and the improvement of current economic conditions.  To increase our profitability we intend to upgrade our slot machines with the most popular products in order to create a more exciting gaming experience for our patrons. We have also invested in technology, including slot machine “ticket-in/ticket-out” technology, automated ticket redemption machines, player tracking system enhancements and the development of a Seneca brand inter-property progressive link. Reinvestment in our gaming facilities will help to ensure that our patrons have an enjoyable entertainment experience.

•   Offer the Highest Quality Service.    We believe that we can distinguish our gaming facilities from competitors with consistent superior patron service, as evidenced by our achieving the AAA Four Diamond Award at both Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel, which is a fundamental component of our business and marketing strategy. We attribute much of our success at Seneca

Niagara Casino and Hotel and Seneca Allegany Casino and Hotel to our employees’ ability to provide high quality, efficient and friendly service.  We require that each new employee participate in substantial customer service training as part of their orientation.  It is our intention to continue to invest in providing the highest level of guest service as an integral component of our long-term financial success.

Market and Competition

Market

Seneca Niagara Casino and Hotel is located on the Nation’s Niagara Territory in the City of Niagara Falls, New York, approximately 20 miles north of Buffalo and approximately 90 miles west of Rochester. Our primary market for this property includes the cities of Buffalo and Niagara Falls, New York, and covers the area in the United States within an estimated 50 miles of Seneca Niagara Casino and Hotel.  Our secondary market includes the City of Rochester, New York, and covers the area in the United States within an estimated 51 to 100 miles of Seneca Niagara Casino and Hotel.  Our outer markets include Toronto, Canada, Erie and Pittsburgh, Pennsylvania, Ohio, and other areas of New York and Ontario, Canada.  We continue to seek to expand our geographic reach with targeted marketing efforts for higher-end gaming patrons in the New York City area, New England, New Jersey, Michigan, Illinois and Canada.  In addition, Niagara Falls is a major tourist destination, and we attempt to draw patrons from its tourist base.

Seneca Allegany Casino and Hotel is located immediately off Interstate 86 in southwestern New York. Since its opening in May 2004, the primary market for this property has been the area within 75 miles of the casino, which includes Erie, Pennsylvania.  The secondary market has been the area within 75 to 175 miles of the casino, which includes Cleveland and Akron, Ohio and Pittsburgh, Pennsylvania.  Since opening, the Seneca Allegany Casino has catered primarily to middle-market, drive-in patrons from its primary and secondary markets.  With the opening of our 212-room resort hotel in March 2007, we implemented additional targeted marketing programs focused on expanding our geographic reach.

The temporary casino on the Nation’s Buffalo Creek Territory facility is designed for the convenience gamer.

As of September 30, 2009, approximately 52% of the 560,000 active Seneca Link Player’s Card members live in New York State, and approximately 17%, 16%, and 9% live in Pennsylvania, Ohio and Canada, respectively.

Competition in Immediate Market Area.

The United States and Canadian gaming industries are highly regulated and the overall number of casino operations in the Northeast is limited. In recent years, there has been a trend to relax the legal restrictions on entry and to permit the development of additional gaming operations. While we believe that we are the premier gaming operator in Western New York State and in the areas of Northern Pennsylvania and Ohio located within our primary and secondary markets, we face intense competition in these markets. Currently, there are two large casino resorts, Casino Niagara and Niagara Fallsview Casino Resort, and five major racetrack facilities with gaming operations, Fairgrounds Gaming and Raceway, Finger Lakes Gaming and Racetrack, Batavia Downs Gaming and Raceway, Fort Erie Racetrack and Slots and Woodbine Racetrack, within the 100-mile radius that constitutes Seneca Niagara Casino and Hotel’s immediate market area.  Fairgrounds Gaming and Raceway, Fort Erie Racetrack and Slots and Presque Isle Downs in Erie, Pennsylvania, which opened in February 2007, each directly compete in Seneca Allegany Casino and Hotel’s immediate market area.

Casino Niagara and Niagara Fallsview Casino Resort are located in Niagara Falls, Ontario, and are both within two miles of Seneca Niagara Casino and Hotel. Casino Niagara and Niagara Fallsview Casino Resort are owned and operated by the Province of Ontario and managed by the Hyatt-led Falls Management Company. Casino Niagara offers over 95,000 square feet of gaming space including more than 1,700 video gaming machines, or VGMs, 60 table games, three restaurants and three bars. Niagara Fallsview Casino Resort opened in June 2004 and features 200,000 square feet of gaming space that includes over 3,000 VGMs, over 100 table games, a 374-room Hyatt hotel, a spa and various restaurant and entertainment venues. Casino Niagara and Niagara Fallsview Casino Resort are both located approximately 70 miles from Seneca Allegany Casino and Hotel on the outer edge of Seneca Allegany Casino and Hotel’s primary market area.

Fairgrounds Gaming and Raceway (formerly Buffalo Raceway), a racetrack facility in Hamburg, New York offering over 950 VGMs in a 27,000 square foot gaming facility, is located approximately 30 miles and 50 miles from Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel, respectively.  Batavia Downs, in Batavia, New York, is located approximately 55 miles and 75 miles from Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel, respectively, and features approximately 600 VGMs.  Finger Lakes Gaming and Race Track in Farmington, New York, is located approximately 90 miles and 140 miles from Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel, respectively, and operates approximately 1,200 VGMs in a video gaming facility.  Fort Erie Racetrack and Slots in Fort Erie, Ontario, Canada, is located approximately 15 miles and 60 miles from Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel, respectively, and operates 1,000 VGMs in a 75,000 square foot gaming facility. Woodbine Racetrack, a 56,000 square foot racetrack facility featuring over 2,000 VGMs, is located in Ontario, Canada, approximately 50 miles and 160 miles from Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel, respectively.  Presque Isle Downs, a racetrack facility in Erie, Pennsylvania offering approximately 2,000 slot machines, is located approximately 120 miles and 80 miles from Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel, respectively.

Competition in Broader Regional Market.

Outside of our immediate market area, we also face competition in our broader regional market. The Oneida Indian Nation operates a gaming facility resort, Turning Stone Resort & Casino, near Syracuse, New York, located approximately 190 miles and 235 miles from Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel, respectively.  Turning Stone Resort & Casino features approximately 2,400 multi-gaming machines and 80 table games.

The St. Regis Mohawk Tribe currently operates a small casino facility, Akwesasne Mohawk Casino, near Hogansburg, New York, which is located approximately 350 miles and 390 miles from Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel, respectively. Akwesasne Mohawk Casino features approximately 1,600 slot machines and 20 table games.

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

Competition in Pennsylvania includes:  Rivers Casino, located in Pittsburgh, which opened August 10, 2009 (located approximately 240 miles and 190 miles from Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel, respectively); Mount Airy Casino Resort, located in the Pocono Mountains in Northeast Pennsylvania (located approximately 320 miles and 270 miles from Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel, respectively); Sands Casino Resort Bethlehem, located in Bethlehem (located approximately 350 miles and 310 miles from Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel, respectively); Harrah’s Chester Casino and Racetrack in Chester (located approximately 420 miles and 370 miles from Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel, respectively); Philadelphia Park Casino and Racetrack in Bensalem (located approximately 420 miles and 370 miles from Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel, respectively); Hollywood Casino at Penn National in Grantville (located approximately 315 miles and 250 miles from Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel, respectively); The Meadows Racetrack and Casino in Meadow Lands (located approximately 255 miles and 220 miles from Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel, respectively); and Mohegan Sun at Pocono Downs in Wilkes-Barre (located approximately 300 miles and 250 miles from Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel, respectively).

Competition in West Virginia includes: Wheeling Island Racetrack and Gaming Center, located in Wheeling, is located approximately 290 miles and 250 miles from Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel, respectively. Mountaineer Casino, Racetrack and Resort, located in Chester, is approximately 250 miles and 215 miles from Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel, respectively.

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

New Market Entrants

New York State Indian Gaming Operations

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

In October 2001, New York State authorized six new casinos to be run by Indian tribes in the state, each of which was to be permitted to feature Class III slot machines. The validity of the legislation authorizing these casinos was upheld by the New York Court of Appeals in Dalton v. Pataki, et al. and Karr v. Pataki, et al.  Three of these authorized casinos are operated by SGC (Seneca Niagara Casino and Hotel, Seneca Allegany Casino and Hotel and Seneca Buffalo Creek Casino). It was expected that the other three casinos, including the casino planned by the St. Regis Mohawk Tribe, would be located in Sullivan and Ulster Counties in the Catskill region, approximately 325 miles and 275 miles from Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel, respectively.  In February 2007, the Governor of New York State approved plans for a casino by the St. Regis Mohawk Tribe to be located in Sullivan County, New York. The Tribe had proposed a $600 million Class III gaming facility, to be located immediately adjacent to Monticello Raceway in Sullivan County, but in January 2008, the U.S. Department of the Interior rejected the Tribe’s right to operate a casino in the Catskills.

In April 2009, the Sullivan County Legislature approved an agreement with the Nation, the Seneca Catskills Gaming Corporation, and Sullivan County to develop a Class III Gaming casino on 63 acres of land in the town of Thompson. The casino development at this property, if ultimately permitted and carried out, would likely be a property of the Nation separate from SGC. Such a property would be approximately 325 miles and 275 miles from Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel, respectively.

New York State previously reached settlement agreements, subject to numerous contingencies, with the following tribes for potential Class III gaming operations to be located in Sullivan or Ulster counties in the Catskills region of New York State: the St. Regis Mohawk Tribe, the Seneca-Cayuga Tribe of Oklahoma, the Cayuga Nation of New York, the Oneida Tribe of Indians of Wisconsin and the Stockbridge-Munsee Community Band of Mohican Indians. However, as a result of the U.S. Supreme Court’s decision in City of Sherrill, NY v. Oneida Indian Nation of New York, 414 U.S. 661 (2005), the then Governor withdrew pending legislation and land claim settlements with the Seneca-Cayuga Tribe of Oklahoma, the Cayuga Nation of New York, the Oneida Tribe of Indians of Wisconsin and the Stockbridge-Munsee Community Band of Mohican Indians.

New York State Racetracks

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

The New York State government currently is considering legislation that would allow the state’s video-lottery gaming facilities to expand hours and add electronic table games, such as roulette and blackjack. The facilities can now stay open for 16 hours a day or 112 hours a week, but the proposal would allow larger tracks, such as Saratoga Gaming and Raceway and Yonkers Raceway, to stay open for 140 hours per week and smaller tracks, such as Batavia Downs, to stay open for 128 hours per week.  Such expanded hours would allow tracks the opportunity to keep their video-lottery parlors open 24 hours a day for multiple days each week. The New York legislature, during its 2009 regular session, failed to enact new legislation to expand hours and legalize electronic table games at racinos in the state, including Empire City in Yonkers and Aqueduct in Queens. The State Lottery has taken the legal position that electronic versions of roulette, baccarat, blackjack and craps are legal in the state and may be introduced as early as 2010. Additionally, Governor Patterson reopened the bidding process for a developer to build and operate video lottery terminals, or VLTs, at Aqueduct Racetrack, with that facility expected to open within two years. In May 2009, seven developers filed new bids to develop the Aqueduct facility. The Shinnecock Indian Nation on Long Island also is reportedly under active consideration for federal recognition by the Bureau of Indian Affairs, or BIA, and has plans for gaming, if recognized, and has reservation land taken into trust. Several federally-recognized Indian tribes, including the Nation, as well as the St. Regis Mohawk Tribe and the Stockbridge-Munsee Tribe of Wisconsin have renewed plans to pursue tribal casinos in the Catskills region of New York, with newly announced support from New York’s state officials and the state’s congressional delegation. Any development at this property, if ultimately permitted and carried out, would likely be a property of the Nation separate from SGC.

In January 2004, Sportsystems (now known as Delaware North Gaming & Entertainment) opened a 1,300 VGM facility at Saratoga Raceway in Saratoga Springs, New York.  Shortly thereafter, in February 2004, Finger Lakes Gaming and Race Track in Farmington, New York, opened its video gaming facility.  Fairgrounds Gaming and Raceway in Hamburg, New York, opened its 27,000 square foot gaming facility in March 2004 and offers approximately 1,000 VGMs. Monticello Raceway in Monticello, New York, opened a gaming facility in June 2004, and offers approximately 1,500 VGMs.  Batavia Downs, in Batavia, New York, opened in May 2005 and offers approximately 600 VGMs.  The New York Racing Association has also granted a right to operate VGMs at the Aqueduct racetrack in Queens, New York, approximately 425 miles and 380 miles from Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel, respectively. After suspending work on the 4,500 VGM facility from August to December 2003, the project was scheduled for completion by mid-2005; however, as of September 30, 2006 , the project had been stopped again and VGMs were not in operation at the Aqueduct racetrack. Recently, in September 2007, the State of New York solicited proposals for an experienced gaming operator to manage and operate the VGM’s at the Aqueduct facility, and formally awarded such rights to Delaware North Companies in October 2008.  Delaware North announced plans to develop a complex with 4,500 VGM’s, in addition to a series of restaurants, hotels, conference and retail amenities. Delaware North later withdrew from the development, and the State of New York is again soliciting proposals from experienced gaming companies to develop a similar type facility. In October 2006, Vernon Downs Racetrack in Vernon, New York, approximately 200 miles and 245 miles from Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel, respectively, commenced operation of a gaming facility offering 1,000 VGM’s, and in July 2006, Tioga Downs, located approximately 190 miles and 160 miles from Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel, respectively, opened a 750 VGM facility in central New York.  Both Vernon Downs and Tioga Downs are operated by Nevada Gold, Inc.  Finally, Yonkers Raceway near Manhattan, New York, features approximately 5,300 VGMs, in addition to multiple dining amenities and an entertainment lounge.

Pennsylvania Casinos and Racetracks

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

One of the six “racetrack” licenses was awarded to MTR Gaming Group to build and operate Presque Isle Downs in Erie, Pennsylvania. This facility opened in late February 2007 and operates approximately 2,000 slots, and includes dining and entertainment options that include a steakhouse, a buffet and four lounges.  Presque Isle Downs is located approximately 120 and 80 miles from Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel, respectively.  In addition, one of the licenses for the stand-alone facilities was awarded in the Pittsburgh, Pennsylvania area, a secondary market for Seneca Allegany Casino and Hotel, and an outer market for Seneca Niagara Casino and Hotel. Rivers Casino opened in August 2009 and operates approximately 3,000 slots, and includes dining and entertainment options that include a steakhouse, a buffet and four lounges.  Rivers Casino is located in Pittsburgh, approximately 240 and 190 miles from Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel, respectively.

During 2009, the Pennsylvania state legislature added tax revenue from the legalization of table games to the proposed state budget. Currently the state only offers legalized slot machine gambling. Table games legislation remains under negotiation in the state legislature. This legislation may also increase the number of slot machines allowed at “resort casinos” in Pennsylvania.

Ohio Casinos

On November 3, 2009, the voters of Ohio approved a proposal for a casino to be located in each of Ohio’s four largest cities: Cleveland, Cincinnati, Toledo, and Columbus. A casino in Cleveland will increase competition at Seneca Allegany Casino and Hotel, likely commencing in 2012. Cleveland is approximately 180 and 220 miles from the Seneca Allegany Casino and Hotel and the Seneca Niagara Falls Casino and Hotel, respectively. Casinos in Cincinnati, Toledo and Columbus will increase competition to a lesser extent, as these cities are at least 290 and 300 miles from the Seneca Allegany Casino and Hotel and the Seneca Niagara Falls Casino, respectively.

Massachusetts Gaming

In the Commonwealth of Massachusetts, new legislation, which has been reported to have the support of new legislative leadership and the continued support of the Governor, is expected to be introduced and debated in the fall of 2009 to permit state-licensed gaming at multiple locations throughout the state, and state regulators are reportedly drafting regulations to administer the new system, if enacted. Also, the federally-recognized Mashpee Wampanoag Tribe continues to pursue the establishment of its initial reservation in Mashpee and Middleboro, as well as a large gaming facility in Middleboro. In April 2009, the tribe announced that the casino will likely be smaller and may take longer than originally anticipated. If gaming facilities are permitted to operate in Massachusetts, these facilities could compete with us in our broader regional market.

Non-Gaming Competition

We also face competition from other non-gaming leisure activities and destinations in the geographic areas referred to above.

If we are unable to compete successfully, our business, financial condition and results from operations could be materially adversely affected. See “Item 1A — Risk Factors — We compete with casinos, other forms of gaming and other resort properties. If we are unable to compete successfully, we may not be able to generate sufficient cash flows to fund our operations or meet our obligations as they become due.”

Seasonality

We have generally observed seasonal increases in gaming activity during the spring and summer months and decreases in gaming activity during the winter months associated with inclement weather.

Class III Gaming Compact

The Nation’s Compact with New York State provides the Nation with the right to establish and operate three Class III gaming facilities in Western New York. The Compact grants the Nation the exclusive right to operate specifically defined gaming devices, including slot machines, within a 10,500 square-mile, geographic area in Western New York, beginning on Route 14, approximately 30 miles East of Rochester, and extending westerly throughout New York State. In exchange for this exclusivity, the Nation pays exclusivity fees to New York State based on a percentage of the slot machine net drop (money dropped into the machines after payout but before our expenses). The exclusivity payment was 18% for the first four years, has been 22% for years 5-7 (beginning January 1, 2007), and will be 25% for the remainder of the term (beginning January 1, 2010). The exclusivity payment to New York State was approximately $106.0 million, $115.7 million, $103.4 million, $79.1 million and $67.4 million for Fiscal 2009, 2008, 2007, 2006 and 2005, respectively.  If New York State breaches the exclusivity arrangement by, for example, allowing a person or entity to operate Class III slot machines within the zone of exclusivity, then the State forfeits the exclusivity fees as to Class III slot machines. The Compact allows New

York State to permit the Tuscarora Indian Nation and the Tonawanda Band of Seneca Indians to obtain the right to include gaming devices in a compact without abrogating the exclusivity provisions of the Compact, so long as either tribe locates its proposed gaming facility either on its existing reservations or more than 25 miles from a gaming facility site authorized by the Compact. The Compact provides that the Nation may acquire property and establish a gaming facility in the City of Niagara Falls within an approximate 50 acre area designated as land to be developed by the Nation. Seneca Niagara Casino and Hotel is located on land within this designated area on lands held in restricted fee pursuant to the Seneca Nation Lands Claim Settlement Act of 1990, or SNLCSA. The two additional Class III gaming facilities include the Seneca Allegany Casino and Hotel on the Nation’s Allegany Territory and the Seneca Buffalo Creek Casino on the Nation’s Buffalo Creek Territory.  The Compact is in effect until December 9, 2016, and will automatically renew for an additional period of seven years unless either party objects in writing, or it is terminated as a result of any of the following: (1) the repeal of the Indian Gaming Regulatory Act of 1988, or IGRA; (2) the Nation’s adoption of a referendum revoking the Nation’s authority to conduct Class III gaming; or (3) either the Nation or the State commits a “Material Breach” as defined by the Compact.

Employees

As of September 30, 2009, SGC employed approximately 3,640 employees.  Of those, the Seneca Niagara Casino and Hotel employed approximately 2,510 employees; the Seneca Allegany Casino and Hotel employed approximately 1,080 employees; and the Seneca Buffalo Creek Casino temporary facility employed 50 employees.

We consider relations with our employees to be good. None of our employees are currently members of any labor union or similar organization.

Seneca Gaming Corporation and the Nation

Seneca Gaming Corporation.  SGC was established by the Nation in August 2002 for the purpose of developing, constructing, leasing, operating, managing, maintaining, promoting and financing Nation gaming facilities, including without limitation any Class III gaming facilities established in accordance with the Compact.  Our Class II operations were transferred to the Nation as of January 1, 2005.  For further discussion of our former Class II operations, see “Status of Former Class II Operations,” above.  SGC is a governmental instrumentality of the Nation and was established by the Nation pursuant to Nation law by a duly enacted resolution of the Council. SGC is wholly-owned by the Nation for economic and governmental purposes and shares in the Nation’s sovereign immunity, which can be waived if the board of directors adopts a resolution waiving immunity in a specific situation and such waiver is approved by the Nation’s Council. SGC is managed by a board of directors with seven members, not less than five of whom must be enrolled members of the Nation. The Nation’s Council alone has the power to appoint and remove SGC’s directors.

There are four subsidiaries under the control, operation and management of SGC: Seneca Niagara Falls Gaming Corporation, established in August 2002 to finance, develop, and operate the Nation’s gaming facility in Niagara Falls, New York; Seneca Erie Gaming Corporation, established in August 2003 to finance, develop, and operate the Nation’s gaming facility in Erie County, New York; Seneca Territory Gaming Corporation, established in September 2003 to finance, develop, and operate the Nation’s gaming facilities on the Nation’s Allegany or Cattaraugus Territories; and Lewiston Golf Course Corporation, established in June 2007 to develop and operate SGC’s golf course amenity in Lewiston, New York. Seneca Massachusetts Gaming Corporation, formerly a wholly-owned subsidiary of SGC, formed on August 11, 2007 to explore development opportunities related to gaming in the Commonwealth of Massachusetts, was dissolved by the Nation’s Council on April 11, 2009, and its assets were transferred to SGC. SNFGC operates the Seneca Niagara Casino and Hotel located on the Nation’s Niagara Falls Territory in Niagara Falls, New York. STGC operates the Nation’s Seneca Allegany Casino and Hotel located in the City of Salamanca, New York on the Nation’s Allegany Territory. SEGC operates the temporary Seneca Buffalo Creek Casino located in the City of Buffalo, New York, on the Nation’s Buffalo Creek Territory.  SGC’s current corporate structure is as follows:

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

Seneca Gaming Authority and Class III Gaming Ordinance.  SGC’s gaming operations are subject to the supervision and regulation of the Seneca Gaming Authority, or SGA, which was established by Nation ordinance and is responsible for overseeing the regulation of all of the Nation’s gaming operations. The Nation’s Class III gaming ordinance, or Gaming Ordinance, which provides regulatory authority to SGA for the Nation’s Class III gaming, was originally adopted on August 1, 2002, subsequently amended on November 16, 2002 and approved by the National Indian Gaming Commission, or NIGC, on November 26, 2002. The Nation amended the gaming ordinance to extend SGA’s regulatory authority to include jurisdiction over Class II gaming. The amended ordinance was further amended in August 2006 to incorporate certain clarifications into the ordinance.  This amendment was approved by the NIGC as of November 6, 2006.  On June 9, 2007, the Nation enacted a new gaming ordinance with certain site-specific language applicable to the Buffalo Creek Territory.  This action was taken in connection with ongoing litigation challenging the Nation’s right to conduct Class III gaming on the Buffalo Creek Territory (Citizens Against Casino Gambling v. Kempthorne), in which the judge had vacated the NIGC’s approval of the Nation’s 2002 gaming ordinance as it pertained to gaming on the Buffalo Creek Territory.  The amended Ordinance was submitted to the NIGC on June 9, 2007 and was identical to the prior approved ordinance except that the new ordinance’s definition of “Indian Lands” contains a site specific legal description of the Buffalo Creek Territory.  This site-specific Ordinance applicable to the Buffalo Creek Territory was approved by the NIGC on July 2, 2007. In response to ongoing events in connection with the Buffalo Creek litigation, on July 16, 2008, the Nation submitted a further amended gaming ordinance to the NIGC, so that the NIGC could consider the applicability of new Department of the Interior regulations concluding that lands like Buffalo Creek Territory are exempt from Section 20 of IGRA’s prohibition on gaming. The NIGC approved the amended ordinance on January 20, 2009.  This approval has been challenged in a lawsuit brought by Citizens Against Casino Gambling in Erie County.  For additional information regarding the status of, and litigation relating to, our Seneca Buffalo Creek Casino, see discussion of “CACGEC III” under “Item 3 – Legal Proceedings”.

The SGA consists of five commissioners selected by the Nation and is responsible for, among other things, monitoring and regulating the standards of operation and standards of management of all authorized Class III gaming, protecting the assets and integrity of casino operations, overseeing casino surveillance, monitoring the compliance of the Nation’s gaming activities with external accounting and audit control procedures, and supervising the licensure of all employees and vendors of the Nation’s gaming activities. The SGA functions independently and autonomously from the Council in all matters within its purview. The SGA’s statutory authority confers on it responsibility only for regulatory matters relating to the Nation’s gaming activities, and leaves SGC (or one of its subsidiaries) responsible for the day-to-day management and operation of the Nation’s Class III gaming activities.  In practice, the SGA’s regulatory approach and practices drive significant management decisions, command a material portion of the time of SGC’s senior management and have had a material effect on SGC’s ability to recruit and retain personnel.  For further discussion of the Seneca Gaming Authority, see “Regulation of the Nation, Seneca Gaming Corporation and its Subsidiaries,” below and “Item 1A — Risk Factors.”

The Nation

The Seneca Nation of Indians is a federally recognized, self-governing Indian nation operating under a Constitution originally adopted in 1848 and most recently amended in 1993. The Nation’s current total enrolled population is approximately 7,800. The Seneca Nation is one of the Six Nations of the Iroquois Confederacy that consists of the Seneca, Cayuga, Onondaga, Oneida, Mohawk and Tuscarora nations. The members of the Nation originally lived in the area between the Genesee River and Seneca Lake in the Finger Lakes region of New York. Today, the Seneca Nation holds title to five distinct Territories in Western New York State, including land in Niagara Falls and Buffalo and land set aside by the 1794 Treaty of Canandaigua: the Allegany, Cattaraugus and Oil Spring Territories. These three Territories designated by the Treaty encompass parts of four counties in New York State: Allegany, Cattaraugus, Chautauqua, and Erie counties. The Oil Springs Territory is 640 acres, or one square mile, of land located 43 miles southeast of the Cattaraugus Territory and 24 miles east of the Allegany Territory. The Allegany Territory is composed of 31,097 acres and includes the City of Salamanca which is located within its territorial boundaries. The Cattaraugus Territory is 35 miles north of Allegany and encompasses 22,012 acres of land. In addition, approximately 24 acres of land (of the approximate 50 acre parcel identified in Appendix I of the Compact) in Niagara Falls and approximately nine acres of land in Erie County have been converted into restricted fee lands pursuant to the SNLCSA. By operation of federal law, these lands and other parcels that may be acquired in the future pursuant to the SNLCSA, whether in Niagara Falls or Erie County, are subject to restrictions against alienation, constitute Indian country subject to the jurisdiction of the Nation, and qualify as gaming eligible Indian lands pursuant to IGRA.  For further discussion of land acquisitions in Niagara Falls, New York, see “Niagara Falls Real Estate Acquisitions,” above.

Nation Governance

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

Nation Governmental Operations

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

Nation Businesses

The Nation enterprises, subdivisions of the Nation’s government, are responsible for the various economic development initiatives undertaken by the Nation other than SGC and its subsidiaries. The Nation enterprises are currently comprised of the following: Seneca Construction Management Corporation, Seneca Gaming & Entertainment, Seneca One Stop, Seneca-Iroquois National Museum, and Highbanks Campground. The Nation has also formed Seneca Catskills Gaming Corporation, as a wholly-owned governmental instrumentality of the Nation, to develop prospective gaming operations in the Catskills region of New York State. None of these enterprises is a part of SGC or its subsidiaries or otherwise contributes to its revenue. Individual Seneca entrepreneurs also operate their own businesses on Nation lands. The businesses include, but are not limited to, restaurants, retail shops, hotels, gas stations, and Internet-based businesses.

Tribal Employment Rights Ordinance

Our operations are subject to the Nation’s Tribal Employment Rights Ordinance, or TERO, which requires the granting of a preference to enrolled Nation members and other Native Americans in the hiring of employees.  Prior to February 14, 2009, it granted a similar preference in the engagement of certain vendors and contractors.  TERO is implemented by a five member commission, appointed by the Nation’s Council.  With respect to employees, TERO requires that we give preference to qualified Indians in all hiring, promotion, training and all other aspects of employment.  With respect to vendors, TERO required that, in awarding contracts or subcontracts for supplies, services, labor and materials in an amount in excess of $5,000 where the majority of the work will occur on Nation lands, we give preference to Indian-owned firms when contracts are subject to a competitive bidding process and the bids of the Indian-owned firms fall within a defined percentage or amount of the lowest responsive bid (ranging from 1% when the lowest responsive bid is $7 million or more, to $9,000 when the lowest responsive bid is $100,000 or less), in each case as specified in TERO.  The Nation, through its TERO Commission, possessed the sole power to determine and certify whether and to what extent a firm is “Indian-owned”.

Regulation of the Nation, Seneca Gaming Corporation and its Subsidiaries

The conduct of our Class III gaming activities on Nation lands is subject to multiple levels of regulation, including regulation by the Nation through its Gaming Ordinance (and the SGA, which has regulatory jurisdiction over the Nation’s gaming activities) and regulation by the State of New York, through the New York State Racing and Wagering Board and the New York State Police, each in accordance with the Compact between the Nation and New York State. See “Certain Material Agreements of SGC and the Nation—Nation-State Gaming Compact” for further discussion of the regulatory authority of the SGA and New York State gaming officials.  The federal government also oversees Indian gaming generally pursuant to IGRA and exercises regulatory oversight through the NIGC. The Department of Justice also possesses authority to enforce IGRA and the Gambling Devices Act, 15 U.S.C. § 1171-78, more commonly known as the Johnson Act. The following description of the regulatory environment in which gaming takes place and in which SGC and its subsidiaries operate is intended as a summary and is not a complete recitation of all relevant laws. Moreover, because the regulatory environment is dynamic and evolving, it is impossible to predict how certain provisions will ultimately be interpreted or applied or how they may affect SGC and its subsidiaries. Changes in such laws or regulations could, under certain circumstances, have a material adverse effect on the operations of SGC and its subsidiaries.

Seneca Nation Law and Legal Systems

Applicability of State and Federal Law

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

Waiver of Sovereign Immunity; Court Jurisdiction; Exhaustion of Tribal Remedies

Indian nations enjoy sovereign immunity from unconsented suit similar to that of the states and the United States. An Indian nation and its wholly-owned tribal entities, such as SGC and its subsidiaries, share in the Indian nation’s sovereign immunity, but may formally waive their sovereign immunity with respect to suits against them. The Nation and SGC, respectively, granted a limited waiver of sovereign immunity and consent to suit in connection with the senior notes issued by SGC in 2004 and 2005, including suits against SGC to enforce its obligation to repay the senior notes.  Courts have held waivers of sovereign immunity to be effective, if given explicitly with proper authorization.

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

IGRA

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

Classes of Gaming

IGRA divides gaming into three classes, each of which is regulated differently. Class I gaming encompasses social games solely for prizes of minimal value or traditional forms of Indian gaming engaged in by individuals as a part of, or in connection with, tribal ceremonies or celebrations. Such gaming is subject to the exclusive jurisdiction of the tribes and is not subject to regulation under IGRA. Class II gaming includes bingo, poker and similar games, and is subject to tribal regulation and federal oversight by the NIGC. Class III gaming, the most heavily regulated of the three classes, encompasses all other forms of gaming, and includes slot machines, casino games, banking card games, dog racing, and lotteries. Class III gaming is lawful only if it is (1) authorized by a tribal ordinance, (2) located in a State that permits such gaming for any purpose by any person, organization, or entity, and (3) conducted in conformance with a Tribal-State compact.

National Indian Gaming Commission

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

NIGC Regulations Implement Certain Provisions of IGRA

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

On November 18, 2005, Senate Indian Affairs Committee Chairman McCain (R-AZ) introduced S. 2078, the Indian Gaming Regulatory Act Amendments of 2005.  S. 2078 makes a number of amendments to IGRA, including authorizing the NIGC to promulgate “regulations addressing minimum internal control standards for class II gaming and class III gaming activities.”  The import of this particular amendment would have been to essentially overrule the Colorado River Indian Tribes vs. National Indian Gaming Commission decision.

Tribal-State Compacts

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

Tribal-state gaming compacts have been the subject of litigation in a number of states, including New York State. In 1996, the U.S. Supreme Court ruled in the case of Seminole Tribe of Florida v. Florida that the provision of IGRA that permits Indian tribes to sue in federal court to force states to negotiate tribal-state gaming compacts in good faith is unconstitutional, as applied to an unconsenting state, by virtue of the Eleventh Amendment to the U.S. Constitution.

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

Indian Lands

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

Pursuant to the Compact, the Nation may acquire property and establish gaming facilities in the City of Niagara Falls within the boundaries of the approximate 50 acre area of land described in Appendix I of the Compact and designated as land to be developed by the Nation in connection with its gaming facilities. The Compact also authorizes the Nation to establish a gaming facility in Erie County, New York and one on the already existing Nation Territory. Moreover, the Compact authorizes the Nation to use funds appropriated under the SNLCSA to acquire parcels of land in Niagara Falls and Erie County for gaming purposes.  See “Certain Material Agreements of SGC and the Nation—Nation-State Gaming Compact,” below.

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

Possible Changes in Federal and State Law

Our operations are regulated by Nation laws, the Compact and federal statutes, most notably IGRA.  Changes with respect to any applicable laws potentially could affect our operations.

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

Certain Material Agreements of SGC and the Nation

The following summaries of certain material agreements related to our operations, to which the Nation or SGC (or its subsidiaries) is a party, do not purport to be complete and are qualified in their entirety by reference to the agreements summarized herein, which are included as exhibits to this Annual Report on Form 10-K. Capitalized terms used but not otherwise defined herein have the meanings ascribed to such terms in the agreement being summarized (unless otherwise indicated).

Nation-State Gaming Compact

The Nation engages in Class III gaming activities in accordance with the Compact, approved on October 25, 2002. The Compact was negotiated between the Nation and New York State in accordance with the provisions of IGRA applicable to the conduct of Class III gaming operations by Indian tribes. See “The Indian Gaming Regulatory Act of 1988—Tribal-State Compacts,” above.

The Compact provides, among other things, that:

(1)  The Nation may conduct the following games of chance on its lands: baccarat, bang, beat the dealer, best poker hand, blackjack, Caribbean stud poker, chuck-a-luck, craps, gaming devices, hazard, joker seven, keno, let it ride poker, minibaccarat, pai gow poker, pai gow tiles, red dog, roulette, sic bo, super pan, under and over seven, wheel games, casino war, Spanish blackjack, multiple action blackjack, and three card poker. The legality of slot machines pursuant to State law, however, is the subject of ongoing State court litigation. See “The Indian Gaming Regulatory Act of 1988—Tribal-State Compacts,” above. The Compact sets forth specifications describing and governing the operation of each of these types of games by the Nation.

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

Distribution Agreement

On April 27, 2007, SGC entered into a Distribution Agreement, or the Distribution Agreement, among the Nation, the Seneca Nation of Indians Capital Improvements Authority, or the Authority, SGC and Wells Fargo Bank, National Association as Trustee.

The Authority is a wholly-owned governmental instrumentality of the Nation formed for the purpose of financing, developing and operating such capital improvements of the Nation as the Nation designates.  On April 27, 2007, the Authority sold an aggregate principal amount of $159.5 million Special Obligation Bonds to Merrill Lynch Pierce Fenner & Smith Incorporated, as the initial purchaser, for sale to qualified institutional buyers and investors outside the United States in accordance with Regulation S.  The Special Obligation Bonds were issued in two series, one designated Series 2007-A (tax exempt) in the aggregate principal amount of $119.5 million (consisting of $32.8 million aggregate principal amount due 2016 bearing interest at a rate of 5.25%, or Series 2007-A Bonds due 2016, and $86.7 million aggregate principal amount due 2023 bearing interest at a rate of 5.00%, or Series 2007-A Bonds due 2023) and the other designated Series 2007-B (taxable) in the aggregate principal amount of $40.0 million due 2013 bearing interest at a rate of 6.75% (the Series 2007-B Bonds), together with the Series 2007-A Bonds due 2016 and Series 2007-A Bonds due 2023, or collectively, the 2007 Bonds).  The 2007 Bonds are governed by an Indenture between the Authority and the Trustee dated April 27, 2007.  The 2007 Bonds are not obligations of SGC or the Nation, and the issuance of the 2007 Bonds will not give rise to an obligation of the Nation to levy any tax or make any appropriation for their payment.

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

Senior Secured Revolving Loan Agreement

Effective June 19, 2008, SGC entered into a $50.0 million Senior Secured Revolving Loan Agreement, which matured on June 19, 2009, subject to extension by SGC at its election (at any time after the six months anniversary of the closing date and prior to June 19, 2009) for an additional period of six months provided that no default or event of default existed at the time of election.  On June 11, 2009, SGC exercised this election, extending the maturity date to December 19, 2009, and on December 18, 2009, further extended the maturity date to December 31, 2011.

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

As of September 30, 2009, at SGC’s request, the lender under the Senior Secured Revolving Loan Agreement had issued letters of credit totaling $19.6 million, $13.2 million of which may be drawn upon to fund the purchase of certain parcels within the 50 acre “footprint” described in the Compact with New York State and designated for ownership by the Nation, with the remaining $6.4 million issued in connection with worker’s compensation policies and certain other contracts, as required.  On October 29, 2008, SGC borrowed $20.0 million under the Senior Secured Revolving Loan Agreement.  During the third quarter of Fiscal 2009, SGC paid $20.0 million on the Senior Secured Revolving Loan Agreement, leaving no outstanding balance at September 30, 2009.

Effective December 18, 2009, SGC amended the Senior Secured Revolving Loan Agreement to further extend the maturity date until December 31, 2011. Amounts borrowed under the Amended Senior Secured Revolving Loan Agreement continue to bear interest at either one, three or six-month LIBOR plus one and one quarter percent (1.25%), or the prime rate (as reported in The Wall Street Journal) plus one quarter percent (0.25%), with any outstanding principal balance to be paid by, or on, the new maturity date.  The $50.0 million commitment reduces in tandem with any reduction in the letter of credit requirement imposed by the Empire State Development Corporation, or ESDC (as described below in “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources — Other Commitments”), up to an aggregate reduction of $10.0 million.  The Amended Senior Secured Revolving Loan Agreement requires that SGC maintain all of its deposit and investment accounts with the lender, subject to limited exceptions for certain existing accounts.

SGC’s obligations under the Amended Senior Secured Revolving Loan Agreement continue to be secured by substantially all gaming and related assets (including substantially all gaming revenues) not constituting real property or improvements. SGC’s obligations are guaranteed by SNFGC, STGC, SEGC and LGCC, and the guarantors’ obligations continue to be secured by substantially all of each guarantor’s gaming and related assets (including substantially all gaming revenues) not constituting real property or improvements. The Amended Senior Secured Revolving Loan Agreement modifies certain of the financial covenants contained in the Senior Secured Revolving Loan Agreement, including reducing the minimum consolidated EBITDA covenant from $160 million to $145 million (on a rolling 12 month basis) while modifying the total leverage ratio (of total funded debt to EBITDA) to a limit of 3.5 to 1.0.  The Amended Senior Secured Revolving Loan Agreement also continues to contain additional customary covenants, including covenants restricting the incurrence of additional indebtedness, the creation of additional liens and the disposition of assets. As of September 30, 2009, SGC was in compliance with all covenants in the Senior Secured Revolving Loan Agreement, and as of the date of this Annual Report, SGC was in compliance with all such covenants in the Amended Senior Secured Revolving Loan Agreement.

Item 1A.  Risk Factors

In addition to the other information in this Annual Report, including the matters addressed in “Cautionary Note Regarding Forward-Looking Statements” on page 1, the following risk factors should be carefully considered in evaluating Seneca Gaming Corporation and our business because such risk factors may have a significant impact on our business, operating results and financial condition. As a result of the risk factors set forth below and elsewhere in this Annual Report, actual results could differ materially from those projected in any forward-looking statements. We may amend, supplement, or add to the risk factors described below from time to time in future reports with the SEC.

Risks Relating to Our Indebtedness

We have substantial indebtedness and other financial obligations which could adversely affect our financial condition and prevent us from fulfilling our obligations, including our senior notes.

We have substantial indebtedness and significant fixed debt service obligations in addition to our operating expenses. As of September 30, 2009, we had $500.0 million of 7-¼ % senior notes outstanding. The Indenture governing the senior notes permits us and our subsidiaries to incur additional debt in certain, limited circumstances. If we incur additional debt in the future, the related risks could increase.

In connection with an April 2007 issuance of $159.5 million of bonds by a governmental instrumentality of the Nation (the “Authority Bonds”), we, subject to any contractual obligations applicable to us, are obligated, pursuant to a distribution agreement governing our distribution obligations with respect to the Authority Bonds (the “Distribution Agreement”), to make monthly distributions to the Nation at the times and in the amounts necessary to pay the debt service on such Authority Bonds.  The foregoing distribution obligations are in addition to distribution commitments to the Nation relating to Compact exclusivity fees, Head Lease payments and certain regulatory and shared services expenses.  If we become obligated or committed to make additional distributions or payments to the Nation in the future, the related risks could increase.

Effective June 19, 2008, SGC entered into a $50.0 million Senior Secured Revolving Loan Agreement, which matured on June 19, 2009, subject to extension by SGC at its election (at any time after the six months anniversary of the closing date and prior to June 19, 2009) for an additional period of six months provided that no default or event of default existed at the time of election.  On June 11, 2009, SGC exercised this election, extending the maturity date to December 19, 2009.

Effective December 18, 2009, SGC amended the Senior Secured Revolving Loan Agreement to further extend the maturity date until December 31, 2011. Amounts borrowed under the Amended Senior Secured Revolving Loan Agreement continue to bear interest at either one, three or six-month LIBOR plus one and one quarter percent (1.25%), or the prime rate (as reported in The Wall Street Journal) plus one quarter percent (0.25%), with any outstanding principal balance to be paid by, or on, the new maturity date.  The $50.0 million commitment reduces in tandem with any reduction in the letter of credit requirement imposed by ESDC (as described below), up to an aggregate reduction of $10.0 million.  The Amended Senior Secured Revolving Loan Agreement requires that SGC maintain all of its deposit and investment accounts with the lender, subject to limited exceptions for certain existing accounts.

SGC’s obligations under the Amended Senior Secured Revolving Loan Agreement continue to be secured by substantially all gaming and related assets (including substantially all gaming revenues) not constituting real property or improvements. SGC’s obligations are guaranteed by SNFGC, STGC, SEGC and LGCC, and the guarantors’ obligations continue to be secured by substantially all of each guarantor’s gaming and related assets (including substantially all gaming revenues) not constituting real property or improvements. The Amended Senior Secured Revolving Loan Agreement modifies certain of the financial covenants contained in the Senior Secured Revolving Loan Agreement, including reducing the minimum consolidated EBITDA covenant from $160 million to $145 million (on a rolling 12 month basis) while modifying the total leverage ratio (of total funded debt to EBITDA) to a limit of 3.5 to 1.0.  The Amended Senior Secured Revolving Loan Agreement also continues to contain additional customary covenants, including covenants restricting the incurrence of additional indebtedness, the creation of additional liens and the disposition of assets.

Our high level of indebtedness, our distribution obligations and commitments could have important consequences to holders of our senior notes and significant adverse effects on our business. For example, it could:

•                  increase our vulnerability to general adverse economic and industry conditions or a downturn in our business;

•                  limit our ability to obtain additional debt financing for working capital, capital expenditures, development projects or other purposes;

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

Despite current indebtedness levels and restrictive covenants, we may incur additional indebtedness in the future, which would intensify our leverage risks.

Although the Indenture governing the senior notes, the Distribution Agreement, and the Senior Secured Revolving Loan Agreement restrict us and our subsidiaries from incurring additional indebtedness, these restrictions are subject to exceptions and qualifications in certain, limited circumstances.  If we and/or our subsidiaries incur additional indebtedness, the risks that they and we now face as a result of our indebtedness could intensify.  If our financial condition or operating results deteriorate, our relations with our creditors and lenders may be materially and adversely affected.

Our failure to generate sufficient cash flow from our operations could adversely affect our ability to make payments on our senior notes and fulfill our other financial obligations.

Our ability to make payments on the senior notes and fulfill our other financial obligations will depend on our ability to generate cash flow from our current and future operations. Our ability to generate sufficient cash flow to satisfy our financial obligations will depend on our future operating performance, which is subject to many economic, competitive, regulatory and business factors that are beyond our control. If we are not able to generate sufficient cash flow to service our financial obligations, we may need to refinance or restructure such obligations, sell assets or reduce or delay capital investments, or seek to raise additional capital. Additionally, our senior notes mature in 2012, and we will need to refinance or satisfy this debt as it matures.  For the following reasons, among others, these measures may not be available to us on reasonable terms or at all, or, if available, they may not be adequate to enable us to satisfy our financial obligations, including the senior notes:

•                  our ability to incur additional debt will be limited by the covenants of the Indenture governing the senior notes, covenants of the Distribution Agreement and covenants under our $50.0 million Amended Senior Secured Revolving Loan Agreement;

•                  the Indenture governing the senior notes and the loan agreement governing our Amended Senior Secured Revolving Loan Agreement include covenants which limit our ability to create additional liens on or sell our assets and the covenants of the Distribution Agreement limit our ability to sell our assets;

•                  unlike non-governmental businesses, we are prohibited by law from generating cash through an offering of equity securities; and

•                  based on general economic or market conditions, including if current market conditions and the instability in the global credit markets and the deterioration in the public debt markets continue, our ability to refinance on favorable terms may be limited.

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

As of September 30, 2009, the net amount of the consolidated indebtedness of SGC was approximately $497.4 million.

Effective June 19, 2008, SGC entered into a $50.0 million Senior Secured Revolving Loan Agreement, which matured on June 19, 2009, subject to extension by SGC at its election (at any time after the six months anniversary of the closing date and prior to June 19, 2009) for an additional period of six months provided that no default or event of default existed at the time of election.  On June 11, 2009, SGC exercised this election to extend the maturity date to December 19, 2009.  As of September 30, 2009, at SGC’s request, the lender under the Senior Secured Revolving Loan Agreement had issued letters of credit totaling $19.6 million, $13.2 million of which may be drawn upon to fund the purchase of certain parcels within the 50 acre “footprint” described in the Compact with New York State and designated for ownership by the Nation, with the remaining $6.4 million issued in connection with worker’s compensation policies and certain other contracts, as required.  On October 29, 2008, SGC borrowed $20.0 million under the Senior Secured Revolving Loan Agreement.  During the third quarter of fiscal year 2009, SGC paid $20.0 million on the Senior Secured Revolving Loan Agreement, leaving no outstanding balance at September 30, 2009.  The Loan Agreement contains certain financial and non-financial covenants including restricting the incurrence of additional indebtedness, the creation of additional liens and the disposition of assets. SGC’s obligations under the Senior Secured Revolving Loan Agreement are secured by substantially all gaming and related assets (including substantially all gaming revenues) not constituting real property or improvements.  SGC’s obligations are guaranteed by SNFGC, STGC, SEGC and LGCC.  The guarantors’ obligations are secured by substantially all of each guarantor’s gaming and related assets (including substantially all gaming revenues) not constituting real property or improvements.

Effective December 18, 2009, SGC amended the Senior Secured Revolving Loan Agreement to further extend the maturity date until December 31, 2011. Amounts borrowed under the Amended Senior Secured Revolving Loan Agreement continue to bear interest at either one, three or six-month LIBOR plus one and one quarter percent (1.25%), or the prime rate (as reported in The Wall Street Journal) plus one quarter percent (0.25%), with any outstanding principal balance to be paid by, or on, the new maturity date.  The $50.0 million commitment reduces in tandem with any reduction in the letter of credit requirement imposed by ESDC (as described below), up to an aggregate reduction of $10.0 million.  The Amended Senior Secured Revolving Loan Agreement requires that SGC maintain all of its deposit and investment accounts with the lender, subject to limited exceptions for certain existing accounts.

SGC’s obligations under the Amended Senior Secured Revolving Loan Agreement continue to be secured by substantially all gaming and related assets (including substantially all gaming revenues) not constituting real property or improvements. SGC’s obligations are guaranteed by SNFGC, STGC, SEGC and LGCC, and the guarantors’ obligations continue to be secured by substantially all of each guarantor’s gaming and related assets (including substantially all gaming revenues) not constituting real property or improvements. The Amended Senior Secured Revolving Loan Agreement modifies certain of the financial covenants contained in the Senior Secured Revolving Loan Agreement, including reducing the minimum consolidated EBITDA covenant from $160 million to $145 million (on a rolling 12 month basis) while modifying the total leverage ratio (of total funded debt to EBITDA) to a limit of 3.5 to 1.0.  The Amended Senior Secured Revolving Loan Agreement also continues to contain additional customary covenants, including covenants restricting the incurrence of additional indebtedness, the creation of additional liens and the disposition of assets.

SGC conducts substantially all of its operations through its restricted subsidiaries and may be limited in its ability to access funds from its restricted subsidiaries to meet its financial obligations, including the senior notes.

SGC conducts substantially all of its operations through its restricted subsidiaries. Accordingly, SGC relies on dividends from its restricted subsidiaries to provide funds necessary to meet its obligations, including the payment of principal and interest on the senior notes. The ability of any restricted subsidiary to pay dividends or make cash distributions to SGC may be contractually restricted. If SGC is unable to access the cash flows from its restricted subsidiaries, SGC may have difficulty meeting its financial obligations, including the senior notes.

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

We issued the senior notes pursuant to the Indenture. In addition, in connection with our issuance of the senior notes, the Nation entered into the Nation Agreement with the Trustee pursuant to which the Nation agreed not to take certain actions with respect to us while the senior notes were outstanding. References to the “Nation Agreement” are to the Nation Agreement as amended on May 23, 2005. On May 5, 2004, the Nation entered into an assignment and plan of distribution agreement, or the Assignment Agreement, with SGC pursuant to which the Nation assigned to SGC the Nation’s rights to the net proceeds in the event of a liquidation or dissolution of SNFGC, STGC or SEGC and pursuant to the plan of distribution, the net liquidation or dissolution proceeds of such entities shall be distributed by such entities directly to SGC. See “Item 1 — Business—Certain Material Agreements of SGC and the Nation—Assignment and Plan of Distribution Agreement.” Under federal law, we and the Nation have sovereign immunity and may not be sued without our and its consent, respectively. In the Indenture governing the senior notes, we do, and, in the Nation Agreement and the Assignment Agreement, the Nation does, grant a limited waiver of sovereign immunity and consent to suits to interpret or enforce the Indenture governing the senior notes, and the other agreements entered into in connection with the respective offerings involving the senior notes. This waiver does not extend to all possible claims or remedies that a holder of the senior notes might allege or seek against us or the Nation. Specifically, the waiver limits available remedies to specific performance in most cases and limited money damages equal to the amount of a payment made in prohibition of the Indenture governing the senior notes or to the amount of the net liquidation or dissolution proceeds not assigned to SGC; provided, that, such money damages are only payable from assets held by the Nation, SGC, SNFGC, STGC, SEGC or other restricted subsidiary and used in connection with a “related business” (as defined in the Indenture), other than real property held in trust for the Nation by the United States. In the event that a New York court would find that specific performance is not an available remedy, the trustee and the holders of the senior notes may not have an adequate remedy against the Nation under the Nation Agreement and the Assignment Agreement. Furthermore, in the event that the Nation’s or our limited waiver of sovereign immunity is held to be unenforceable, the trustee and the holders of the senior notes could be precluded from judicially enforcing their rights and remedies under the senior notes, the Indenture governing the senior notes, the Nation Agreement, and the Assignment Agreement.

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

We may have the right to cause senior note holders to dispose of their senior notes, or to redeem their senior notes, if regulations are promulgated pursuant to which their ownership of the senior notes is determined to be unsuitable by the Seneca Gaming Authority or the New York State Racing and Wagering Board. In such event, the redemption price will be the lowest of the amount paid for the senior notes, the principal amount of the senior notes and the then current fair market value of the senior notes, which means the senior note holders could fail to receive their anticipated return on their investments.  Our ability to make such a redemption will be dependent upon our financial condition at the time.

It is uncertain whether we or the Nation may be subject to the U.S. Bankruptcy Code, which could impair the senior note holders’ ability to be repaid from the sale of our assets if we are unable to meet our financial obligations.

It is uncertain whether we or the Nation may be subject to federal bankruptcy laws. Without bankruptcy court protection, other creditors might receive preferential payments or otherwise obtain more than they would have under a bankruptcy court proceeding. If either we or the Nation commence a case under the Bankruptcy Code and the bankruptcy court does not dismiss the case, payments from the debtor would cease. It is uncertain how long payments under the senior notes could be delayed following commencement of a bankruptcy case.

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

The Indenture governing the senior notes and the Amended Senior Secured Revolving Loan Agreement contain various covenants and provisions that limit our management’s discretion in the operation of our business.

The Indenture governing the senior notes and the Senior Secured Revolving Loan Agreement include covenants and provisions that, among other things, restrict our ability to:

•                  incur additional debt;

•                  make investments;

•                  create liens;

•                  enter into transactions with affiliates;

•                  sell assets;

•                  merge, consolidate or sell substantially all of our assets; and

•                  make capital expenditures.

The Amended Senior Secured Revolving Loan Agreement further includes certain financial covenants requiring SGC to achieve minimum EBITDA of $160.0 million (on a rolling 12 month basis) and maintain a total leverage ratio (of total funded debt to EBITDA) of not more than 3.5 to 1.0.  All of these restrictive covenants may limit our ability to expand our operations or to pursue our business strategies. Changes in business conditions or results of operations, adverse regulatory developments or other events beyond our control may affect our ability to comply with these and other provisions of the Indenture governing the senior notes. The breach of any of these covenants could result in a default under the Indenture governing the senior notes and the Senior Secured Revolving Loan Agreement, which could cause those obligations to become immediately due and payable. If our indebtedness were to be accelerated, we cannot assure you that we would be able to pay such indebtedness.

Risks Relating to our Relationship to the Nation

We are controlled by the Nation and the interests of the Nation may conflict with the interests of senior note holders.

The restricted subsidiary guarantors are wholly-owned, directly or indirectly, and controlled by SGC, which in turn is wholly-owned and controlled by the Nation. Circumstances may occur in which the interests of the Nation, the Council or the members of the Nation could be in conflict with the interests of a holder of the senior notes. In particular, the Nation, the Council or the members of the Nation could make business or other decisions that may affect a senior note holder. For example, the Nation, subject to the restrictions in the Indenture, the Distribution Agreement, and Senior Secured Revolving Loan Agreement, could decide to expand our facilities, incur more debt, increase distributions or other payments to the Nation, dispose of assets or enter into other transactions that, in its judgment, are in its interest, even though these transactions might involve risks to holders of the senior notes, including making it more difficult for us to make payments on the senior notes and for the restricted subsidiary guarantors to guarantee these payments.  Additionally, the Nation’s sovereign interests may result in policies or decisions that may conflict with the interests of the senior note holders. For example, the Nation may determine not to approve a limited waiver of sovereign immunity in connection with a potential commercially favorable transaction between us and a third party, based principally on sovereignty considerations rather than customary commercial considerations, resulting in the loss of that commercially favorable business opportunity. The loss of this opportunity could adversely affect us and, as a result, the senior note holders.

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

Based on current interpretation of the Internal Revenue Code of 1986, as amended, or the Code, neither the Nation or SGC is subject to federal income or property taxes. There can be no assurance that Congress will not reverse or modify the exemption for Indian tribes from federal income or property taxation. Efforts have been made in Congress in the past to amend the Code to provide for taxation of the net income of tribal business entities. These efforts have included a House of Representatives bill that would have taxed gaming income earned by Indian tribes as unrelated business income subject to corporate tax rates. Although no such legislation has been enacted, it could be enacted in the future. The imposition of federal income tax on our earnings could reduce the amount available to us to fulfill our obligations. As a result, future proposals or amendments in this area could have a material adverse effect on our financial results and ability to fulfill our financial obligations, including the senior notes.

Changes in the membership of the Council, its policies or the Nation’s constitution could adversely affect our operations.

The Nation is governed by a Council, consisting of sixteen members, of which eight members are elected from each of the two principal Nation territories. Councilors are elected to four-year terms, which are staggered. The Nation holds an election every two years for its three executive branch officers: the President, the Treasurer and the Clerk. These officers alternate between the two principal Nation territories, thus ensuring that the occupants of those offices will change at each election. The most recent election of the executive branch officers and eight Council members took place on November 4, 2008. We cannot assure that the current Council, or any subsequently elected Council, will pursue the same agenda or goals as the prior government, in particular with respect to us, our expansion projects, reinvestment philosophy, or regarding compliance with the Compact and our other obligations including the covenants contained in the Indenture. In addition, the Council acts by majority vote and with respect to any issue or policy, a change in views by one or more members could result in a change in the policy adopted by the Council. Changes in the Council or its policies could result in significant changes in our structure or operations or in our planned expansion. In particular, the Council appoints the members of SGC’s board of directors and may remove a member of SGC’s board of directors for cause either upon the recommendation of a majority of SGC’s board of directors, or upon its own initiative with a vote of at least ten Councilors. The term cause has not been defined in SGC’s charter or in Nation law; therefore, it is uncertain how this term will be interpreted. As a result, a change in the membership of Council or in the views of existing members of Council, adverse to the existing board or management could result in a change in SGC’s board of directors and potentially in SGC’s management. Any such changes could adversely affect our business plan or otherwise result in a material adverse effect in our business, financial condition, results from operations or ability to meet our financial obligations, including the senior notes.

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

Risks Relating to our Business

Our business is particularly sensitive to reductions in discretionary consumer spending as a result of downturns in the economy.

Consumer demand for casino hotel properties, such as ours, are particularly sensitive to downturns in the economy and the corresponding impact on discretionary spending on leisure activities. Changes in discretionary consumer spending or consumer preferences brought about by factors such as perceived or the current economic conditions, housing crisis and credit crisis, the impact of high energy and food costs, the increased cost of travel, the potential for continued bank failures, perceived or actual disposable consumer income and wealth, effects of the current recession and changes in consumer confidence in the economy, or fears of war and future acts of terrorism could further reduce customer demand for the amenities that we offer, thus imposing practical limits on pricing and harming our operations.  Even an uncertain economic outlook, such as we are currently experiencing, may adversely affect consumer spending at our gaming facilities and related operations, because consumers tend to spend less in anticipation of ongoing economic challenges or further potential downturns.

We are subject to greater risks than a geographically diverse company due to our location in Western New York, and are particularly susceptible to conditions affecting this region.

We currently rely exclusively on cash flow from Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel and, to a lesser extent, Seneca Buffalo Creek Casino temporary facility to service our financial obligations, including the senior notes. While we expect to continue to expand the geographic scope of our patron base, our Seneca Niagara Casino and Hotel relies primarily on patrons from within a 100-mile radius for its cash flow, Seneca Allegany Casino and Hotel relies primarily on patrons from within an 80-mile radius for its cash flow and Seneca Buffalo Creek Casino temporary facility relies primarily on patrons from within a 30-mile radius. Further, any future expansion plans for additional casino operations as permitted by the Compact are limited to Western New York. As a result, in addition to our susceptibility to adverse global and domestic economic, political and business conditions, any economic downturn in, or negative conditions unique to, the Western New York region could have a material adverse effect on our operations. Risks attributable to the geographic concentration of our operations include exposure to the following:

•                  regional economic downturns that would likely reduce disposable income of consumers in the Western New York region, which could result in decreases in the number of patrons visiting our facilities, trip frequency, trip duration, and amounts spent by patrons;

•                  increases in competition in New York or the Northeastern United States and Canada, particularly for day-trip patrons residing in New York State, including the development of new Indian casinos and the establishment of VGM’s and proposed electronic table games at certain racetracks in New York, and slot machines and traditional or electronic table games in Pennsylvania;

•                  impeded access to our facilities due to road construction or closures of primary access routes; and

•                  adverse weather, and natural and other disasters in the Northeastern United States and Canada.

The occurrence of any one of the events described above could cause a material disruption in our business and make us unable to generate sufficient cash flows to fulfill our financial obligations, including the senior notes. Furthermore, we cannot assure you that our property, casualty, terrorism and business interruption insurance will be adequate or available to cover all the risks to which our business and assets may be subject, and such insurance would not apply at all to losses resulting from economic or competition-related risks.

We compete with casinos, other forms of gaming and entertainment and other resort properties. If we are unable to compete successfully, we may not be able to generate sufficient cash flow to fund our operations or fulfill our financial obligations as they become due, including the senior notes.

Our casino operations compete with casinos, other forms of gaming and entertainment, and other resort properties located within and outside New York State. We face intense competition in our primary and secondary market areas, in addition to competition from casinos and gaming operations in our broader regional market. New market entrants in New York State, Pennsylvania and elsewhere in the Northeastern United States could also adversely affect our operations and our ability to meet our financial obligations. For a more extensive discussion regarding our competition, see “Item 1 — Business—Market and Competition.”

If we are unable to retain our key personnel, or to fill current vacancies at the positions of Chief Executive Officer, General Manager of the Seneca Niagara Casino and Hotel, and General Counsel, our ability to execute our business strategy could be impaired.

The continued services of our key operating and executive personnel are important to our future success. The loss of the services of such key operating and executive personnel could have an adverse impact on our business, operating results and financial condition. There can be no assurance that the services of such personnel will continue to be made available to us. We do not maintain key person life insurance policies on any of our executives. Additionally, we recently experienced several changes in our executive management team, and have not yet filled vacancies at the positions of Chief Executive Officer, General Manager of the Seneca Niagara Casino and Hotel and General Counsel.   As previously disclosed, SGC announced the termination of its President and CEO, Brian Hansberry, effective April 24, 2009. Additionally, effective September 2, 2009, Rajat Shah, SGC’s Senior Vice President of Corporate Development and General Counsel, was informed that his employment agreement would not be renewed following its expiration on September 30, 2009. Catherine Walker, our Chief Operating Officer, is serving as our principal executive officer.  Our inability to retain our current senior managers or to fill our current senior management vacancies could have a materially adverse effect on our operations.

We could face difficulties in attracting and retaining qualified employees.

The operation of the expanded facilities of Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel and the expected expansion of the temporary Seneca Buffalo Creek Casino will require us to hire additional qualified executives and managers and a significant number of additional skilled employees with gaming and hospitality industry experience and qualifications. There can be no assurance that we will be able to recruit, train and retain a sufficient number of additional qualified employees, particularly due to the very small number of workers skilled in the gaming industry that reside in the immediate vicinity of our casinos.

We have limited experience operating casinos and hotels in Western New York.

Our casinos have been in operation since December 31, 2002 (as to the then-Seneca Niagara Falls Casino), May 1, 2004 (as to the then-Seneca Allegany Casino) and July 3, 2007 (as to the Buffalo Creek Casino temporary facility), respectively, and we have limited experience operating our hotels in Niagara Falls and Salamanca, New York. We may experience difficulties in operating multiple casinos and hotels in a limited geographic region. Further, our two hotels and other amenities to our casinos have many of the same risks inherent in the establishment of a new business enterprise because we have limited operating history in those activities. We may not be able to identify timely or to anticipate all of the material risks associated with operating that business or additional casinos. Our lack of operating history in these new ventures may adversely affect our future operating results, ability to generate adequate cash flow and ability to fulfill our financial obligations, including the senior notes.

We may not be successful in opening our golf course in Lewiston, New York in 2010, due to our lack of experience in this business and a variety of other factors, many of which are beyond our control.

We have invested and expect to continue to invest in the development of the Lewiston, New York golf course, Seneca Hickory Stick, by our subsidiary LGCC.  Construction of the course commenced in July 2007, with an anticipated opening in 2010 at an approximate cost of $25.5 million.  LGCC has engaged Kemper Sports Management, Inc. to manage and operate the course on its behalf.

We have no experience opening and operating a golf course, and accordingly, we may not be able to identify or anticipate all of the material risks associated with this business.  There are substantial risks and uncertainties associated with this new line of business.  We may not achieve our initial timetables for opening, and as a result, our profitability or reputation may be harmed.  Once opened, the course may fail to attract the necessary number of patrons to achieve profitability.  In addition to market risks, golf course operations are subject to operating risks such as adverse weather conditions, including heavy prolonged rain, snow, or cold temperatures, blight or other diseases affecting grass or other vegetation, and costs of equipment and supplies.  Failure to successfully manage these risks could affect our future operating results, ability to generate adequate cash flows and ability to fulfill our financial obligations, including the senior notes.

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

Risks Relating to Litigation and Regulation

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

In October 2001, the New York Legislature passed Chapter 383 of the Laws of 2001, or Chapter 383, which allowed former Governor Pataki to enter into a gaming compact with the Nation and to enter into gaming compacts with other Indian tribes for the establishment of three additional casinos in the Catskills. Chapter 383 also approved the installation of VGMs at certain racetracks.

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

If our ability to operate Class III gaming facilities on land held in restricted fee by the Nation were successfully challenged, it would have a material adverse effect on our ability to conduct gaming operations in Niagara Falls and Erie County pursuant to the Compact.

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

In 1990, Congress enacted the Seneca Nation Land Claims Settlement Act, or SNLCSA, which provides the Nation with fair compensation for use of its land and for the impact on the Nation from prior lease arrangements in the City of Salamanca, New York. The funds appropriated under the SNLCSA are available for the Nation to acquire land, which could be placed into restricted fee status. The Compact authorizes the Nation to use funds appropriated under the SNLCSA to acquire parcels of land in Niagara Falls and Erie County for gaming purposes. The U.S. Secretary of the Interior and the National Indian Gaming Commission, or NIGC, have determined that the Nation possesses jurisdiction over lands acquired by the Nation and placed into restricted fee status pursuant to SNLCSA, and that such lands constitute Indian lands under IGRA. Seneca Niagara Casino and Hotel is located on lands so acquired, as is the Seneca Buffalo Creek Casino temporary facility. It is possible that some person or group could successfully challenge the Secretary’s conclusion that the Nation is authorized to use such land for gaming purposes pursuant to IGRA.  If the Secretary’s or the NIGC’s determination that the Nation is authorized to use such land for gaming purposes pursuant to IGRA were successfully challenged, the Nation would be unable to conduct any gaming under IGRA at its current gaming facility in Niagara Falls or existing gaming facility in Erie County. However, such an adverse determination would not affect the ability of the Nation to operate its Seneca Allegany Casino and Hotel, which is located on existing Nation reservation territory.

Citizens Against Casino Gambling in Erie County v. Kempthorne (1:06-cv-00001-WMS (WDNY)) (formerly Citizens Against Casino Gambling v. Norton) — CACGEC I

In January 2006, an action was filed in the United States District Court, Western District of New York by various plaintiffs against the United States Department of the Interior, the National Indian Gaming Commission and three individuals in their official capacities as Secretary of the Interior, Acting Assistant Secretary of the Interior for Indian Affairs and Chairman of the NIGC.  The action seeks declaratory and injunctive relief under the Administrative Procedure Act, the Declaratory Judgments Act, the National Historic Preservation Act, or NHPA, the National Environmental Policy Act, or NEPA, and the Indian Gaming Regulatory Act and is principally directed at the decisions and actions of the defendants that permit the construction and operation of our Seneca Buffalo Creek Casino.  The plaintiffs claim that the defendants have failed to comply with NEPA, NHPA, and IGRA and have requested that the Court take numerous actions including declaring that the two parcels consisting of approximately nine acres in Buffalo, New York, or the Buffalo Parcels, acquired by the Nation pursuant to SNLCSA are not Indian lands within the meaning of IGRA and declaring that the Nation’s Compact violates IGRA. On November 1, 2006, oral argument was heard on the defendant’s motion to dismiss for lack of jurisdiction, on the Nation’s amicus motion to dismiss based upon failure to join the Nation as a necessary party and sovereign immunity, and on the plaintiff’s motion for summary judgment.

On January 12, 2007, the district court vacated the NIGC’s approval of the Nation’s 2002 gaming ordinance as it pertains to gaming conducted on the Buffalo Parcels and remanded the decision to the NIGC to determine whether the Buffalo Parcels constitute “Indian lands” under IGRA.  The court also granted the defendant’s motion to dismiss for lack of subject matter jurisdiction, denied the Nation’s motion to dismiss (holding, in part, that the Nation was not a necessary party because the U.S. government’s interests were aligned with those of the Nation and that the U.S. government (through the U.S. Department of Justice) was vigorously defending the case), and denied, as moot, the plaintiff’s motion for summary judgment.  In reaching its decision to dismiss on the basis of a lack of subject matter jurisdiction, the court determined that, notwithstanding the U.S. Department of Interior’s prior determination that the Nation’s Buffalo Creek Territory constitutes “Indian lands” within the meaning of the IGRA, the NIGC must make its own “Indian lands” determination, and ordered that the Nation’s 2002 gaming ordinance (which had been approved by the NIGC) be vacated insofar as it permits Class III gaming on the Nation’s Buffalo Creek Territory. The court specifically limited its holding to the Nation’s Buffalo Creek Territory. After the court denied the government’s motion for reconsideration, both the plaintiffs and the defendants appealed.  On January 29, 2007, the U.S. Department of Justice filed a motion for reconsideration, which was denied by the court on April 20, 2007, noting that the government asserted no new arguments.

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

The U.S. Department of Justice has discontinued its appeal of the January 12, 2007 order in the initial CACGEC federal suit.  On November 9, 2007, the Second Circuit Court of Appeals stayed the plaintiffs’ appeal pending the resolution of the second federal court action described below (Citizens Against Casino Gambling v. Hogen (1:07-cv-00451-WMS (WDNY)). On July 24, 2009, the Second Circuit Court of Appeals issued an order withdrawing the appeal from active consideration by consent without prejudice to reinstatement. On December 10, 2009, the Second Circuit Court of Appeals granted the plaintiffs’ request for reactivation of the appeal.

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

Citizens Against Casino Gambling in Erie County v. Hogen (1:07-cv-00451-WMS (WDNY)) — CACGEC II

On July 12, 2007, Citizens Against Casino Gambling in Erie County  (CACGEC) filed a second action in the United States District Court, Western District of New York against the United States Department of the Interior, the NIGC and two individuals in their official capacities as Secretary of the Interior and Chairman of the National Indian Gaming Commission, respectively.  The action seeks declaratory and injunctive relief under the Administrative Procedure Act, the Declaratory Judgments Act, and IGRA and is principally directed at the decisions and actions of the defendants in approving the Nation’s Class III gaming ordinance, and the Indian land opinion issued by the Chairman relative to that approval.  The plaintiffs claim that the defendants have failed to comply with federal law and have requested that the court take numerous actions including declaring that the lands acquired by the Nation pursuant to SNLCSA are not Indian lands within the meaning of IGRA.

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

In response to ongoing events in the litigation, on July 16, 2008, the Nation submitted a new gaming ordinance to the NIGC, so that the NIGC could consider the applicability of new Department of the Interior regulations concluding that lands like Buffalo Creek Territory are exempt from Section 20 of IGRA’s prohibition on gaming.

On July 22, 2008, the United States filed a motion responding to the plaintiffs motion to enforce and requesting that the case be remanded to the NIGC for further consideration. The remand motion is based upon significant changes in the controlling law, as interpreted by the U.S. Department of the Interior.  The Nation simultaneously filed an amicus brief supporting the United States’ motion for remand to the NIGC and opposing the plaintiffs’ motion to enforce.  On August 26, 2008, the court issued its decision on the foregoing motions and granted the plaintiffs’ request that the court enforce its July 8, 2008 decision and order to the extent that the NIGC and its Chairman are directed to carry out their enforcement duties under IGRA. The plaintiffs’ motion was denied to the extent that they requested an order that would divest the NIGC of its discretion to determine the type of enforcement action to take.

On September 3, 2008, the Chairman of the NIGC issued a “notice of violation” or “NOV” to the Nation as a result of the August 26, 2008 decision. The NOV asserts that the Nation has violated IGRA by operating the Seneca Buffalo Creek Casino without an approved Class III gaming ordinance for that facility because the gaming ordinance for those lands authorized gaming on lands in Buffalo that the district court deemed ineligible for gaming.  The NOV further states that although the NIGC disagrees with the district court’s interpretation of IGRA regarding the Buffalo Parcels’ eligibility for gaming under IGRA, the NIGC, at the current time, was bound by the district court’s ruling as to this particular land parcel absent reconsideration by the district court or reversal on any appeal.  Consequently, the Chairman issued the NOV. The NOV was not accompanied by a closure order or an assessment of a civil fine. The NOV further states that the Chairman of the NIGC may modify the measures required to correct the alleged violation if the NIGC approves the Nation’s July 16, 2008 gaming ordinance amendments.  The Nation immediately appealed the NOV issuance and the administrative appeal is still pending before an independent administrative law judge. The NIGC requested a stay of the NOV appeal.

On October 21, 2008, the plaintiffs filed a motion seeking an order from the court that would require the Chairman of the NIGC to issue orders immediately halting gaming at the Seneca Buffalo Creek facility and holding the NIGC Chairman in contempt for not doing so sooner.

On October 24, 2008, the U.S. Department of Justice filed a notice of appeal relating to the court’s July 8, 2008 ruling on whether gaming is permitted on Nation lands in Buffalo, in addition to the court’s August 26, 2008 orders (directing the NIGC to issue the NOV and denying the U.S. government’s motion to remand the case to the NIGC for an administrative decision on the basis of significant changes in controlling regulation).

On November 4, 2008, the Seneca Nation of Indians filed a motion for leave to file an amicus brief in response to the plaintiffs’ motion to enforce and motion to hold NIGC Chairman Hogen in contempt for failing to close the Buffalo Creek casino.  The United States also filed a response on that day.  On November 14, 2008, the plaintiffs filed a reply brief requesting additional time to respond to the Nation’s amicus brief if the court granted the Nation’s motion allowing it to submit an amicus brief.  On November 17, 2008, the court granted the Nation’s motion to file the amicus brief and to be heard at argument.  The court further ordered that the Nation formally file its amicus brief by November 20, 2008, which it did, and set a December 2, 2008 deadline for filing responses to the Nation’s brief.

On December 2, 2008, the plaintiffs filed their response to the Nation’s amicus brief.  On January 20, 2009, NIGC Chairman Hogen approved the SNI’s amended ordinance.  The court reviewed the Chairman’s findings and found them to be predicated on an analysis different from any advanced by the parties.  This new analysis is presumed valid unless and until it becomes the subject of a successful legal challenge.  As such, the Chairman’s January 20, 2009 ordinance approval rendered moot the plaintiffs’ motion to enforce the Court’s vacatur of the July 2, 2007 ordinance approval.  Accordingly, on January 30, 2009, the court denied the plaintiffs’ October 21, 2008 motion for order to enforce.

If the plaintiffs are successful, the Nation could be unable to conduct any Class III gaming upon lands acquired by the Nation pursuant to the SNLCSA, including the Buffalo Creek Territory.

Citizens Against Casino Gambling in Erie County v. Hogen (1:2009-cv-00291 (WDNY)) — CACGEC III

On March 31, 2009, Citizens Against Casino Gambling in Erie County  (CACGEC) filed a third action in the United States District Court, Western District of New York against the Chairman of the NIGC, the United States Department of the Interior, the NIGC, the Secretary of the Interior and the President of the United States.  The action seeks declaratory and injunctive relief under the Administrative Procedure Act, the Declaratory Judgments Act, and the Indian Gaming Regulatory Act and is principally directed at the decision by the NIGC Chairman, on January 20, 2009, to approve the Seneca Nation’s amendments to its Class III Gaming Ordinance regarding the Nation’s Buffalo Creek Territory.  The NIGC Chairman concluded that IGRA’s general prohibition against gaming on lands acquired after its enactment in 1988 does not apply to lands, such as the Buffalo Creek Territory, that are held in restricted fee.   The plaintiffs claim that, in approving the Nation’s Class III Gaming ordinance on January 20, 2009, the NIGC Chairman ignored the intention of Congress.  The plaintiffs also make several claims that go beyond their prior lawsuits.  Most notably, they challenge the constitutionality of the land purchase provisions contained in the SNLCSA, and attempt to challenge in a more extensive fashion than they had previously the validity of the Nation-State Gaming Compact.

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

The plaintiffs are opposing the Nation’s motion which is pending before the Court.

The United States has filed a motion for partial dismissal.  The motion remains pending.

If the plaintiffs ultimately succeed in this action, or in their pending appeals in the CACGEC I and CACGEC II proceedings, the SGC may be unable to conduct any Class III gaming at its existing properties.

Scott v. Pataki (NYS Supreme Court, Erie County, Index No. 001189/06)

On February 1, 2006, an action was filed in the New York Supreme Court, County of Erie, by various petitioners against George E. Pataki, in his official capacity as Governor of the State of New York; State Gaming Officials of the New York State Wagering Board; City of Buffalo; Common Council of the City of Buffalo; Anthony Masiello in his previous capacity as Mayor of Buffalo; Byron Brown in his capacity as Mayor of Buffalo; City of Buffalo Department of Public Works; Buffalo Sewer Authority; and Niagara Frontier Transportation Authority.  The action initially sought declaratory and injunctive relief under the State Environmental Quality Review Act, or SEQRA; the First Parks, Recreation, Historic Preservation Law, or PRHPL; First City Environmental Review Ordinance, or CERO; and Freedom of Information Law, or FOIL, and is principally directed at the decisions and actions of the defendants in connection with our Seneca Buffalo Creek Casino.  The plaintiffs initially claimed that the defendants had failed to comply with SEQRA, PRHPL, CERO and FOIL and requested that the court take numerous actions including directing compliance with SEQRA, PRHPL, CERO and FOIL and restraining further action relating to the development of our Seneca Buffalo Creek Casino.  In May 2006, the petitioners further sought to enjoin demolition activity on the nine acre casino site, but the court declined to grant a preliminary injunction preventing demolition.  In June 2006, the petitioners amended their Petition to drop their claims against Governor Pataki, the State Gaming Officials and the Niagara Frontier Transportation Authority, and added the Buffalo Department of Economic Development, Permits and Inspections as a party. The amended Petition also dropped all claims except for the SEQRA and CERO claims. In October 2006, the plaintiffs moved for an injunction to prevent an agreement between SEGC and the City of Buffalo (relating to the development of the Seneca Buffalo Creek Casino) from being executed and performed, which motion was denied based upon a failure to show a likelihood of success on the merits.  The plaintiffs appealed this ruling to the New York Supreme Court Appellate Division.  On March 16, 2007, the Appellate Division unanimously affirmed the denial of the injunction.

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

On November 13, 2009, the NYS Supreme Court, Appellate Division unanimously affirmed the July 3, 2008 decision.

If the plaintiffs were successful, the Nation could have been delayed in the completion of the expansion of Seneca Buffalo Creek Casino temporary facility.  Certain of these petitioners are also plaintiffs in the federal lawsuits filed by Citizens Against Casino Gambling in Erie County referenced above.

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

On October 5, 2007, the plaintiff filed a motion to further amend the complaint to include as defendants (1) Maurice John, as President of Nation; (2) E. Brian Hansberry, as the new President and CEO of SGC (replacing John Pasqualoni); (3) the Nation; and (4) SGC.  On October 25, 2007, the Nation filed a response in opposition to that motion asserting that (1) the motion to amend the complaint was not properly before the court because it is premised upon a finding that the Nation is a necessary and indispensible party, and (2) the motion to amend is futile because the Nation and its officers are protected by sovereign immunity.  On August 11, 2008, the court ordered the clerk to strike the Nation’s responses to motions filed by plaintiff because the Nation had not been granted permission to participate as amicus curiae and had not renewed its motion in that regard.  On August 22, 2008, the Nation filed a motion for leave to file brief amicus curiae.

On March 16, 2009, the plaintiff filed a motion to amend/correct the amended complaint.  On March 23, 2009, the court dismissed as moot both plaintiff’s October 5, 2007 motion to amend/correct the amended complaint and the Nation’s August 22, 2008 motion for leave to file brief amicus curiae in opposition to the plaintiff’s motion.  On April 29, 2009, the Nation filed a motion for leave to appear as amicus curiae.  On June 15, 2009, the court granted the Nation’s April 29, 2009 request to file a brief amicus curiae.  On June 16, 2009, the Nation filed its response to plaintiff’s March 16, 2009 motion to amend/correct the amended complaint.

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

In December of 2006, the NIGC notified the Nation that it would be commencing a review of the Nation’s use of gaming revenues starting in January 2007.  The NIGC sent its inspection team on-site three times during February and March of 2007 to review Nation financial records for fiscal years 2005 and 2006.  On March 7, 2007, following a request by the Nation that the NIGC clarify the scope of documents its inspection team is reviewing, the NIGC issued a subpoena to obtain certain documents needed to complete their review.  On March 8, 2007, Nation and SGC staff met with the NIGC inspection team to obtain clarification on the scope of the review and the documents being sought.  The Nation has been cooperating with the NIGC inspection team and has made Nation and SGC staff available to answer questions that have arisen during the course of the inspection team’s review.  The NIGC’s review of the Nation’s use of net gaming revenues is ongoing.  There is no timeline within which the NIGC must complete its review.

Under IGRA, net revenues from tribal gaming operations may only be used for the following purposes: (i) to fund tribal government operations or programs; (ii) to provide for the general welfare of the Indian tribe and its members; (iii) to promote economic development; (iv) to donate to charitable organizations; or (v) to help fund operations of local government agencies. Under IGRA tribal member distributions of net gaming revenues may only be made pursuant to a revenue allocation plan approved by the Bureau of Indian Affairs, Department of the Interior, or DOI. The Nation makes tribal member distributions from revenues it receives from our Head Lease payments. If the NIGC or DOI determines that the tribal member distributions from the operating lease payments are distributions of net gaming revenues subject to IGRA’s requirements, it may attempt to take enforcement actions against the Nation.

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

In 2002 and pursuant to the Compact, the Nation acquired from the State of New York approximately 24 acres of land and related improvements in the City of Niagara Falls, New York, including the then-Niagara Falls Convention Center.  The State of New York further agreed in the Compact to assist the Nation in whatever manner appropriate, including through the exercise of its power of eminent domain, to acquire the remaining acreage within the approximately 50-acre footprint in the City of Niagara Falls, New York, designated by New York State under the Compact for ownership by the Nation. The Compact specifically excluded approximately 1.5 acres of land within the footprint owned by a Roman Catholic Church.  Additionally, in July 2006, the Nation agreed to waive its right to acquire approximately one half acre of additional land within the footprint owned by End Time Handmaidens, Inc., a religious organization.  In return for the waiver, the Nation obtained a right of first negotiation and refusal with respect to the future sale of the parcels.  As a result of the carve-out relating to the parcels owned by the Roman Catholic Church, and the Nation’s agreement with End Time Handmaidens, the total acreage of the Niagara Territory upon completion of the condemnation process is anticipated to be approximately 48 acres.

We have obtained possession of, either through eminent domain proceedings or private purchase, substantially all of the remaining acreage within the footprint, other than certain streets and alleys owned by the City of Niagara Falls providing access to the above church parcels, and a bicycle path owned by the New York State Department of Transportation. We expect to acquire the above Niagara Falls city street and alley parcels by early 2010, with acquisition of the NYSDOT bike path requiring further dialogue with New York State.

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

The amounts paid to condemnees from whom we have acquired property are deemed to be advance payments. Pursuant to the EDPL, the New York state courts will determine the final purchase price to be paid to condemnees who elect to challenge the initial appraised value of their property.  To date, all record owners from whom property was condemned pursuant to the EDPL have reserved rights to claim additional compensation.

Fallsite LLC and Fallsville Splash, LLC have filed notices of claim in the amounts of $40.0 million and $35.0 million for land and trade fixtures, respectively, relating to a former water park within the footprint.  ESDC’s fair market appraisal value for the foregoing was approximately $17.0 million.  If a court determines that the value for the land and improvements, including trade fixtures, is higher than what ESDC has determined to be their appraised values, then we may be liable for the difference and potentially also responsible for certain additional costs and payments to the applicable condemnee(s), such as their attorneys’ fees.  The valuation trial proceedings with regard to the former water park are complete, but a final judgment is still pending.

Intertrust Development had filed a notice of claim for $15.8 million for land and trade fixtures associated with a former Holiday Inn hotel within the footprint. ESDC’s fair market appraisal value for the foregoing was $8.2 million (excluding fixtures).  We have agreed to a settlement of this matter with Intertrust, whereby Intertrust has received an additional $3.8 million in addition to the appraisal value of $8.2 million, and we have agreed to purchase, for our business promotional use, tickets to Fallsview Waterpark, an affiliate of Intertrust, for $2.5 million to be paid in three installments over three years.  Pursuant to the stipulation of settlement, Intertrust has executed a release of SNFGC, ESDC and the Seneca Nation of Indians with respect to the valuation proceeding, and ESDC and Intertrust shall file a stipulation of discontinuance.

JFD Holdings has filed a notice of claim for $1.1 million for a parcel of land at 621 Niagara Street within the footprint.  ESDC’s fair market appraisal for the foregoing is approximately $550,000.  No trial date has yet been set.

Also, three individuals have filed notices of claim with respect to four parcels within the footprint seeking $955,000, in aggregate, for the four parcels.  ESDC’s fair-market appraisal for the four properties, in aggregate, is $185,000.  No trial dates have been set.

If a court determines that the value for the land and improvements is higher than the appraised value we paid to a condemnee, then we may be liable to the condemnee for the difference and potentially also responsible for certain additional costs and payments to the condemnee, such as attorneys’ fees. As of September 30, 2009, $1.7 million of the previously recorded reserve of $6.4 million remained for such matters and is included in the current and long-term liabilities sections on SGC’s consolidated balance sheet.  Should our liability be greater than our reserve for such matters, it could have a negative impact on our income and financial condition.

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

Regulatory actions by the Seneca Gaming Authority could affect our operations adversely.

SGC’s gaming operations are subject to the supervision and regulation of the Seneca Gaming Authority, or SGA, discussed above under “Item 1 — Business Seneca Gaming Corporation and the Nation — Seneca Gaming Authority and Class III Gaming Ordinance.”  We believe that our regulatory environment may be more restrictive and involve a higher degree of regulatory oversight than in many jurisdictions, including New Jersey and Nevada.  We believe that the SGA’s enforcement and compliance activities, generally, have resulted in greater compliance-related costs (including time of management, and legal and accounting costs), operational inefficiencies and competitive disadvantages, and have had negative effects on SGC’s ability to retain and recruit key personnel due to perceived differences between our regulatory environment and that found in other jurisdictions.

Item 1B.  Unresolved Staff Comments

Not applicable

Item 2.   Properties

Our three casinos and related amenities (other than the Hickory Stick Golf Course in Lewiston, NY) are located on land held in restricted fee by the Nation, which, together with rights under the Compact, allows us to conduct Class III gaming operations in Western New York.  Our subsidiaries lease the land for each casino from the Nation pursuant to leases (Head Leases) with the Nation.  We believe our existing properties collectively are sufficient to conduct our operations.  See “Item 3 — Legal Proceedings” for a description of ongoing litigation, some of which relates to our right to conduct gaming operations on these properties.

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

SNFGC has acquired approximately 45 of the 50 acres of the land in the City of Niagara Falls, New York, designated by New York State under the Compact for ownership by the Nation, thus reducing the remaining acreage to be acquired to approximately 3 acres (SNFGC has waived its right to acquire approximately two acres of land designated in the Compact for ownership by the Nation, in return for a right of first refusal to purchase such property if this two-acre parcel is offered for sale in the future by its owners, a religious organization).  See “Item 1A — Risk Factors— SNFGC may be subject to material liabilities arising out of the condemnation process through which it is acquiring lands in the 50-acre footprint in the City of Niagara Falls, New York” for further description of the Niagara Falls condemnation proceedings.

The Nation has acquired from SNFGC approximately 24 acres (of the approximate 50 acres described in Appendix I of the Compact) with funds appropriated under the SNLCSA in Niagara Falls. By operation of federal law, these lands and other parcels that may be acquired in the future pursuant to the SNLCSA (whether in Niagara Falls or Erie County) are subject to restrictions against alienation, constitute Indian country subject to the jurisdiction of the Nation, and qualify as gaming eligible Indian lands pursuant to IGRA. Seneca Niagara Casino and Hotel and its 2,130 space parking garage are situated on the Nation’s restricted fee lands.

In March 2006, we acquired 257 acres of land with the intent to design and build a championship level golf course in Lewiston, New York, approximately 8 miles from Seneca Niagara Casino and Hotel.  We selected the Robert Trent Jones II firm to design the golf course.  The project is nearing completion and is being developed by LGCC as an amenity to the Seneca Niagara Casino and Hotel.

For further information relating to the real estate acquisitions of the Nation, SGC and its subsidiaries, see “Item 1 — Business — Seneca Niagara Casino and Hotel — Niagara Falls Real Estate Acquisitions,” above.

Seneca Allegany Casino and Hotel.    Seneca Allegany Casino and Hotel is located on the Nation’s Allegany Territory in the City of Salamanca, New York. STGC leases the land on which Seneca Allegany Casino and Hotel is located from the Nation. Seneca Allegany Casino and Hotel is located immediately off Interstate 86, approximately 70 miles south of Niagara Falls, New York and is within 75 miles of Erie, Pennsylvania, and 165 miles of Cleveland and Akron, Ohio and Pittsburgh, Pennsylvania. The land upon which the Nation owns and STGC operates Seneca Allegany Casino and Hotel is situated within the Nation’s territorial boundaries, and is therefore eligible for gaming pursuant to IGRA.

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

Item 3.  Legal Proceedings

Citizens Against Casino Gambling in Erie County v. Kempthorne (1:06-cv-00001-WMS (WDNY)) (formerly Citizens Against Casino Gambling v. Norton) — CACGEC I

In January 2006, an action was filed in the United States District Court, Western District of New York by various plaintiffs against the United States Department of the Interior, the National Indian Gaming Commission and three individuals in their official capacities as Secretary of the Interior, Acting Assistant Secretary of the Interior for Indian Affairs and Chairman of the NIGC.  The action seeks declaratory and injunctive relief under the Administrative Procedure Act, the Declaratory Judgments Act, the National Historic Preservation Act, or NHPA, the National Environmental Policy Act, or NEPA, and the Indian Gaming Regulatory Act and is principally directed at the decisions and actions of the defendants that permit the construction and operation of our Seneca Buffalo Creek Casino.  The plaintiffs claim that the defendants have failed to comply with NEPA, NHPA, and IGRA and have requested that the court take numerous actions including declaring that the two parcels consisting of approximately nine acres in Buffalo, New York, or the Buffalo Parcels, acquired by the Nation pursuant to SNLCSA are not Indian lands within the meaning of IGRA and declaring that the Nation’s Compact violates IGRA. On November 1, 2006, oral argument was heard on the defendant’s motion to dismiss for lack of jurisdiction, on the Nation’s amicus motion to dismiss based upon failure to join the Nation as a necessary party and sovereign immunity, and on the plaintiff’s motion for summary judgment.

On January 12, 2007, the district court vacated the NIGC’s approval of the Nation’s 2002 gaming ordinance as it pertains to gaming conducted on the Buffalo Parcel and remanded the decision to the NIGC to determine whether the Buffalo Parcels constitute “Indian lands” under IGRA.  The court also granted the defendant’s motion to dismiss for lack of subject matter jurisdiction, denied the Nation’s motion to dismiss (holding, in part, that the Nation was not a necessary party because the U.S. government’s interests were aligned with those of the Nation and that the U.S. government (through the U.S. Department of Justice) was vigorously defending the case), and denied, as moot, the plaintiff’s motion for summary judgment.  In reaching its decision to dismiss on the basis of a lack of subject matter jurisdiction, the court determined that, notwithstanding the U.S. Department of the Interior’s prior determination that the Nation’s Buffalo Creek Territory constitutes “Indian lands” within the meaning of the IGRA, the NIGC must make its own “Indian lands” determination, and ordered that the Nation’s 2002 gaming ordinance (which had been approved by the NIGC) be vacated insofar as it permits Class III gaming on the Nation’s Buffalo Creek Territory. The court specifically limited its holding to the Nation’s Buffalo Creek Territory. After the court denied the government’s motion for reconsideration, both the plaintiffs and the defendants appealed.  On January 29, 2007, the U.S. Department of Justice filed a motion for reconsideration, which was denied by the court on April 20, 2007, noting that the government asserted no new arguments.

On June 9, 2007, the Nation enacted and submitted to the NIGC an amended gaming site-specific Class III gaming ordinance.  The amended ordinance was identical to the prior approved ordinance, except the new Ordinance’s definition of “Nation Lands” now contains a site-specific legal description of the Buffalo Parcels.  The definition also states that the land specified is held by the Nation in restricted fee pursuant to the SNLCSA.  On June 19, 2007, the defendants and plaintiffs filed notices of appeal.  On June 25, 2007, the plaintiffs filed a motion for a stay of the proceedings remanded to the NIGC pending the outcome of the appeal.  The NIGC approved the new ordinance on July 2, 2007.  On July 3, 2007, the defendants filed a notice of NIGC approval of the ordinance revising the definition of “Nation Lands.”  On August, 6, 2007, the defendants filed a response to the plaintiffs’ motion to stay, stating that the gaming ordinance at issue in this case is superseded by the Nation’s June 9, 2007, site-specific ordinance, approved by the NIGC on July 2, 2007.  This, the U.S. argues, moots the case as to the NIGC and moots the motion for a stay pending appeal.

The U.S. Department of Justice has discontinued its appeal of the January 12, 2007 order in the initial CACGEC federal suit.  On November 9, 2007, the Second Circuit Court of Appeals stayed the plaintiffs’ appeal pending the resolution of the second federal court action described below (Citizens Against Casino Gambling in Erie County v. Hogen (1:07-cv-00451-WMS (WDNY)). On July 24, 2009, the Second Circuit Court of Appeals issued an order withdrawing the appeal from active consideration by consent without prejudice to reinstatement. On December 10, 2009, the Second Circuit Court of Appeals granted the plaintiffs’ request for reactivation of the appeal.

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

Citizens Against Casino Gambling in Erie County v. Hogen (1:07-cv-00451-WMS (WDNY)) — CACGEC II

On July 12, 2007, Citizens Against Casino Gambling in Erie County (CACGEC) filed a second action in the United States District Court, Western District of New York against the United States Department of the Interior, the NIGC and two individuals in their official capacities as Secretary of the Interior and Chairman of the National Indian Gaming Commission, respectively.  The action seeks declaratory and injunctive relief under the Administrative Procedure Act, the Declaratory Judgments Act, and the Indian Gaming Regulatory Act and is principally directed at the decisions and actions of the defendants in approving the Nation’s class III gaming ordinance, and the Indian land opinion issued by the Chairman relative to that approval.  The plaintiffs claim that the defendants have failed to comply with federal law and have requested that the Court take numerous actions including declaring that the lands acquired by the Nation pursuant to SNLCSA are not Indian lands within the meaning of IGRA.

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

In response to ongoing events in the litigation, on July 16, 2008, the Nation submitted a new gaming ordinance to the NIGC, so that the NIGC could consider the applicability of new Department of the Interior regulations concluding that lands like Buffalo Creek Territory are exempt from Section 20 of IGRA’s prohibition on gaming.

On July 22, 2008, the United States filed a motion responding to the plaintiffs motion to enforce and requesting that the case be remanded to the NIGC for further consideration. The remand motion is based upon significant changes in the controlling law, as interpreted by the U.S. Department of the Interior.  The Seneca Nation of Indians simultaneously filed an amicus brief supporting the United States’ motion for remand to the NIGC and opposing the plaintiffs’ motion to enforce.  On August 26,

2008, the court issued its decision on the foregoing motions and granted the plaintiffs’ request that the court enforce its July 8, 2008 decision and order to the extent that the NIGC and its Chairman are directed to carry out their enforcement duties under IGRA. The plaintiffs’ motion was denied to the extent that they requested an order that would divest the NIGC of its discretion to determine the type of enforcement action to take.

On September 3, 2008, the Chairman of the NIGC issued a “notice of violation” or “NOV” to the Nation as a result of the August 26, 2008 decision. The NOV asserts that the Nation has violated IGRA by operating the Seneca Buffalo Creek Casino without an approved Class III gaming ordinance for that facility because the gaming ordinance for those lands authorized gaming on lands in Buffalo that the district court deemed ineligible for gaming.  The NOV further states that although the NIGC disagrees with the district court’s interpretation of IGRA regarding the Buffalo Parcels’ eligibility for gaming under IGRA, the NIGC, at the current time, was bound by the district court’s ruling as to this particular land parcel absent reconsideration by the district court or reversal on any appeal.  Consequently, the Chairman issued the NOV. The NOV was not accompanied by a closure order or an assessment of a civil fine. The NOV further states that the Chairman of the NIGC may modify the measures required to correct the alleged violation if the NIGC approves the Nation’s July 16, 2008 gaming ordinance amendments.  The Nation immediately appealed the NOV issuance and the administrative appeal is still pending before an independent administrative law judge. The NIGC requested a stay of the NOV appeal.

On October 21, 2008, the plaintiffs filed a motion seeking an order from the court that would require the Chairman of the NIGC to issue orders immediately halting gaming at the Seneca Buffalo Creek facility and holding the NIGC Chairman in contempt for not doing so sooner.

On October 24, 2008, the U.S. Department of Justice filed a notice of appeal relating to the court’s July 8, 2008 ruling on whether gaming is permitted on Nation lands in Buffalo, in addition to the court’s August 26, 2008 orders (directing the NIGC to issue the NOV and denying the U.S. government’s motion to remand the case to the NIGC for an administrative decision on the basis of significant changes in controlling regulation).

On November 4, 2008, the Seneca Nation of Indians filed a motion for leave to file an amicus brief in response to the plaintiffs’ motion to enforce and motion to hold NIGC Chairman Hogen in contempt for failing to close the Buffalo Creek casino.  The United States also filed a response on that day.  On November 14, 2008, the plaintiffs filed a reply brief requesting additional time to respond to the Nation’s amicus brief if the court granted the Nation’s motion allowing it to submit an amicus brief.  On November 17, 2008, the court granted the Nation’s motion to file the amicus brief and to be heard at argument.  The court further ordered that the Nation formally file its amicus brief by November 20, 2008, which it did, and set a December 2, 2008 deadline for filing responses to the Nation’s brief.

On December 2, 2008, the plaintiffs filed their response to the Nation’s amicus brief.  On January 20, 2009, NIGC Chairman Hogen approved the SNI’s amended ordinance.  The court reviewed the Chairman’s findings and found them to be predicated on an analysis different from any advanced by the parties.  This new analysis is presumed valid unless and until it becomes the subject of a successful legal challenge.  As such, the Chairman’s January 20, 2009 ordinance approval rendered moot plaintiff’s motion to enforce the Court’s vacatur of the July 2, 2007 ordinance approval.  Accordingly, on January 30, 2009, the court denied the plaintiffs’ October 21, 2008 motion for order to enforce.

If the plaintiffs are successful, the Nation could be unable to conduct any Class III gaming upon lands acquired by the Nation pursuant to the SNLCSA, including the Buffalo Creek Territory.

Citizens Against Casino Gambling in Erie County v. Hogen (1:2009-cv-00291 (WDNY)) — CACGEC III

On March 31, 2009, Citizens Against Casino Gambling in Erie County (CACGEC) filed a third action in the United States District Court, Western District of New York against the Chairman of the NIGC, the United States Department of the Interior, the NIGC, the Secretary of the Interior and the President of the United States.  The action seeks declaratory and injunctive relief under the Administrative Procedure Act, the Declaratory Judgments Act, and the Indian Gaming Regulatory Act and is principally directed at the decision by the NIGC Chairman, on January 20, 2009, to approve the Seneca Nation’s amendments to its Class III Gaming Ordinance regarding the Nation’s Buffalo Creek Territory.  The NIGC Chairman concluded that IGRA’s general prohibition against gaming on lands acquired after its enactment in 1988 does not apply to lands, such as the Buffalo Creek Territory, that are held in restricted fee.   The plaintiffs claim that, in approving the Nation’s Class III Gaming ordinance on January 20, 2009, the NIGC Chairman ignored the intention of Congress.  The plaintiffs also make several claims that go beyond their prior lawsuits.  Most notably, they challenge the constitutionality of the land purchase provisions contained in the SNLCSA, and attempt to challenge in a more extensive fashion than they had previously the validity of the Nation-State Gaming Compact.

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

The plaintiffs are opposing the Nation’s motion which is pending before the Court.

The United States has filed a motion for partial dismissal.  The motion remains pending.

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

On November 13, 2009, the NYS Supreme Court Appellate Division unanimously affirmed the earlier July 3, 2008 decision.

If the plaintiffs were successful, the Nation could have been delayed in the completion of the expansion Seneca Buffalo Creek Casino temporary facility.  Certain of these petitioners are also plaintiffs in the federal lawsuits filed by Citizens Against Casino Gambling in Erie County referenced above.

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

On October 5, 2007, the plaintiff filed a motion to further amend the complaint to include as defendants (1) Maurice John, as President of the Nation; (2) E. Brian Hansberry, as the new President and CEO of SGC (replacing John Pasqualoni); (3) the Nation; and (4) SGC.  On October 25, 2007, the Nation filed a response in opposition to that motion asserting that (1) the motion to amend the complaint was not properly before the court because it is premised upon a finding that the Nation is a necessary and indispensible party, and (2) the motion to amend is futile because the Nation and its officers are protected by sovereign immunity.  On August 11, 2008, the court ordered the clerk to strike the Nation’s responses to motions filed by plaintiff because the Nation had not been granted permission to participate as amicus curiae and had not renewed its motion in that regard.  On August 22, 2008, the Nation filed a motion for leave to file brief amicus curiae.

On March 16, 2009, the plaintiff filed a motion to the amend/correct amended complaint.  On March 23, 2009, the court dismissed as moot both plaintiff’s October 5, 2007 motion to the amend/correct amended complaint and the Nation’s August 22, 2008 motion for leave to file brief amicus curiae in opposition to plaintiff’s motion.  On April 29, 2009, the Nation filed a motion for leave to appear as amicus curiae.  On June 15, 2009, the court granted the Nation’s April 29, 2009 request to file a brief amicus curiae.  On June 16, 2009, the Nation filed its response to plaintiff’s March 16, 2009 motion to amend/correct the amended complaint.

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

In 2002 and pursuant to the Compact, the Nation acquired from the State of New York approximately 24 acres of land and related improvements in the City of Niagara Falls, New York, including the then-Niagara Falls Convention Center.  The State of New York further agreed in the Compact to assist the Nation in whatever manner appropriate, including through the exercise of its power of eminent domain, to acquire the remaining acreage within the approximately 50-acre footprint in the City of Niagara Falls, New York, designated by New York State under the Compact for ownership by the Nation. The Compact specifically excluded approximately 1.5 acres of land within the footprint owned by a Roman Catholic Church.  Additionally, in July 2006, the Nation agreed to waive its right to acquire approximately one half acre of additional land within the footprint owned by End Time Handmaidens, Inc., a religious organization.  In return for the waiver, the Nation obtained a right of first negotiation and refusal with respect to the future sale of the parcels.  As a result of the carve-out relating to the parcels owned by the Roman Catholic Church, and the Nation’s agreement with End Time Handmaidens, the total acreage of the Niagara Territory upon completion of the condemnation process is anticipated to be approximately 48 acres.

We have obtained possession of, either through eminent domain proceedings or private purchase, substantially all of the remaining acreage within the footprint, other than certain streets and alleys owned by the City of Niagara Falls providing access to the above church parcels, and a bicycle path owned by the New York State Department of Transportation, or NYSDOT. We expect to acquire the above Niagara Falls city street and alley parcels by early 2010, with acquisition of the NYSDOT bike path requiring further dialogue with New York State.

With the exception of approximately 2 acres of land and a hotel property within the footprint acquired for $7.9 million through a private sale in December 2005, substantially all of our post-2002 real property acquisitions in Niagara Falls, NY have been pursuant to New York State Eminent Domain Procedure Law, or EDPL, using the State’s power of eminent domain (through the Empire State Development Corporation, ESDC).  The amounts paid to condemnees from whom the ESDC has acquired property are deemed to be advance payments, in that property owners are entitled to reserve their rights to challenge the land and improvement values determined by the condemnor’s appraisers.  The ESDC has made advanced payments under the EDPL of approximately $31.5 million for the condemned parcels within the footprint including, in particular, approximately 18 acres of land and related fixtures (a former water park) for an aggregate advanced payment of $18.0 million, and another hotel property for an aggregate advanced payment of $8.2 million (excluding fixtures).    See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources — Other Commitments” for information regarding a letter of credit established as initial security for the Nation’s obligations to pay site acquisition costs and in furtherance of the ongoing condemnation proceedings.

Pursuant to the EDPL, New York state courts will determine the final purchase price to be paid to condemnees who elect to challenge the initial appraised value of their property.  To date, all record owners from whom property was acquired pursuant to the EDPL have reserved rights to claim additional compensation.  Four record owners have filed notices of claim to challenge the fair market value appraisals utilized by ESDC. Fallsite LLC and Fallsville Splash, LLC have filed notices of claim in the amounts of $40.0 million and $35.0 million for land and trade fixtures, respectively, relating to a former water park within the footprint.  ESDC’s fair market appraisal value for the foregoing was approximately $17.0 million.  If a court determines that the value for the land and improvements, including trade fixtures, is higher than what ESDC has determined to be their appraised values, then we may be liable for the difference and potentially also responsible for certain additional costs and payments to the applicable condemnee(s), such as their attorneys’ fees.  The valuation trial proceedings with regard to the former water park are complete. The decision of the court is pending and is expected in early 2010.

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

Additionally, JFD Holdings has filed a notice of claim for $1.1 million for a parcel of land at 621 Niagara Street within the footprint.  ESDC’s fair market appraisal for the foregoing is approximately $550,000.  No trial date has yet been set. Also, three individuals have filed notices of claim with respect to four parcels within the footprint seeking $955,000, in aggregate, for the four parcels.  ESDC’s fair-market appraisal for the four properties, in aggregate, is $185,000.  No trial dates have been set.

If a court determines that the value for the land and improvements is higher than the appraised value we paid to a condemnee, then we may be liable to the condemnee for the difference and potentially also responsible for certain additional costs and payments to the condemnee, such as attorneys’ fees.  As of September 30, 2009, $1.7 million of the previously recorded reserve of $6.4 million remained for such matters and is included in the current and long-term liabilities sections on SGC’s consolidated balance sheet.  Should our liability be greater than our reserve for such matters, it could have a negative impact on our income and financial condition.

Seneca Gaming Authority Proposed Notices of Violation issued to the Seneca Gaming Corporation and Employees dated July 13, 2009.

Summary

On July 14, 2009, SGC received a proposed Notice of Violation dated July 13, 2009, or the 2009 NOV, from the Seneca Gaming Authority, or the SGA, alleging fifteen violations of certain sections of the Class III Gaming Ordinance and the Seneca Nation of Indians-State of New York Compact (“Compact”), as well as our Charter.  In addition to SGC, eleven employees received similar notices arising out of the same set of facts, alleging from five to twelve violations of the provisions noted above. Each of the alleged violations is attributable to SGC’s accounting treatment of an alleged table games inventory (i.e., gaming chips) discrepancy of $25,971 that arose due to a single human error during an ordinary course table games move on April 3, 2009.  The initial notices from the SGA indicated that each of the alleged violations carried with it a potential fine of $500 per day per violation imposed from the date of the initial alleged infraction, April 3, 2009, or approximately $1,000,000 for the SGC and approximately $8,000,000 in the aggregate for the eleven individuals as of August 14, 2009. On August 17, 2009, SGC and each of the affected employees received a proposed final assessment, which included proposed fines of $10,000 payable by SGC, and proposed fines payable by four out of the eleven individual employees cited originally, ranging from $500 to $2,500.

On December 18, 2009, the SGA Commission determined that the SGA’s action with respect to seven of the affected individuals did not constitute a “Notice of Violation” and that the matter had been settled from the SGA’s perspective (confirming that the matter would not have any negative licensing implications for the individuals).  Also on that date, the SGC and the SGA entered into a settlement agreement pursuant to which the proposed Notices of Violation issued to the four remaining individuals (with proposed fines ranging from $500 to $2,500) were vacated and dismissed in their entirety, while the SGA agreed that the proposed Notice of Violation issued to SGC would be vacated and dismissed without further action of the SGA on March 15, 2010.  The settlement agreement requires that the SGC engage in certain compliance-related efforts, and remit to the SGA an administrative fine of $10,000 to cover SGA costs.  In connection with this SGA enforcement matter, the SGC indemnified the affected employees for their defense costs pursuant to mandatory Charter indemnification provisions and action of the SGC board of directors.

Seneca Gaming Corporation v. Merrill Lynch Pierce Fenner & Smith Incorporated

On August 6, 2009, The Corporation filed suit in the United States District Court for the Southern District of New York, alleging fraudulent conduct on the part of Merrill Lynch in inducing SGC to purchase auction-rate securrities.  The claim alleges that Merrill Lynch represented the securities as highly liquid and collateralized by residential mortgages.  SGC discovered subsequently that the securities were illiquid and not collateralized by residential mortgages, but rather, by complex derivative instruments, and that the securities had become worthless.  SGC’s suit seeks $5 million in damages.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Not Applicable.

Item 6. Selected Financial Data

The selected consolidated financial data set forth below are derived from our audited financial statements and related notes for Fiscal 2007 through 2009. This information is only a summary and should be read in conjunction with “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our audited financial statements and related notes beginning on page F-1.

The results for past accounting periods are not necessarily indicative of the results expected for any future accounting period.

	Fiscal Years Ended
	September 30,
	2009	2008(1)	2007(1)	2006(1)	2005
	(Dollars in Thousands)
Statement of Operations Data:
Revenues:
Gaming	$586,774	$632,580	$595,826	$519,620	$440,156
Food and beverage	58,476	63,272	56,608	50,141	41,689
Lodging	24,252	28,757	24,352	10,654	—
Retail, entertainment and other	23,259	25,032	20,190	19,940	16,955

Gross revenues	692,761	749,641	696,976	600,355	498,800
Less: Promotional allowances	(113,251)	(117,553)	(104,012)	(77,861)	(49,647)

Net revenues	579,510	632,088	592,964	522,494	449,153
Expenses:
Gaming	152,199	169,472	153,259	129,396	114,746
Food and beverage	44,505	49,907	47,863	43,485	34,877
Lodging	12,368	13,191	10,218	5,505	—
Retail, entertainment and other	14,188	16,952	14,530	12,294	10,418
Advertising, general and administrative	182,172	187,011	153,838	131,997	117,188
Pre-opening costs	363	286	15,426	9,478	1,509
Depreciation	47,850	51,081	49,597	38,992	26,295
Impairment of property and equipment	107,557	—	—	—	—

Total operating expenses	561,202	487,900	444,731	371,147	305,033
Operating income	18,308	144,188	148,233	151,347	144,120
Other income and (expense):
Other non-operating income and (expenses), net	287	(5,600)	3,220	(558)	(13,301)
Interest income	214	1,344	3,886	5,814	5,116
Interest expense	(38,179)	(37,325)	(36,063)	(33,198)	(90,366)

Net non-operating expense	(37,678)	(41,581)	(28,957)	(27,942)	(98,551)

Net (loss) income	$(19,370)	$102,607	$119,276	$123,405	$45,569

Other Financial Data:
EBITDA(2)	$174,002	$189,669	$201,050	$189,781	$157,114
Cash provided by operating activities	138,791	158,853	179,748	181,838	47,652
Cash used in investing activities	(52,263)	(118,205)	(125,046)	(233,582)	(192,147)
Cash (used in) provided by financing activities	(56,603)	(66,005)	(54,235)	(12,528)	75,367
Capital expenditures and payments for land acquisitions and other assets	52,345	147,257	178,967	241,741	172,684

	As of September 30,
	2009	2008	2007	2006	2005
	(Dollars in Thousands)
Balance Sheet Data:
Cash and cash equivalents	$83,230	$53,305	$78,662	$78,195	$142,467
Total assets	841,928	935,718	885,960	840,376	698,848
Total liabilities	602,119	644,872	655,716	650,745	589,423
Total capital	$239,809	$290,846	$230,244	$189,631	$109,425

(1)    Certain operating expenses from 2008, 2007 and 2006 have been reclassified between the Lodging and Retail, Entertainment and Other categories to conform to the current year presentation.

(2)    EBITDA represents earnings before interest and depreciation, and for Fiscal 2009, the impairment of property and equipment. We are not subject to U.S. federal income taxation under current interpretations of the U.S. federal tax code. EBITDA is presented to provide additional information that our management uses to assess our business and because we believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. However, other companies in our industry may calculate EBITDA differently than we do. EBITDA is not a measurement of financial condition or profitability under generally accepted accounting principles and should not be considered as an alternative to cash flow from operating activities or as a measure of liquidity or an alternative to net income as indicators of our operating performance or any other measures of performance derived in accordance with generally accepted accounting principles.

EBITDA includes pre-opening costs of approximately $0.4 million, $0.3 million, $15.4 million, $9.5 million and $1.5 million for Fiscal 2009, Fiscal 2008, Fiscal 2007, Fiscal 2006 and Fiscal 2005, respectively.

The following table sets forth a reconciliation of net income to EBITDA, which management believes is the most nearly equivalent measure under U.S. generally accepted accounting principles. The adjustments set forth below are those relevant to the periods presented.

	Fiscal Years Ended September 30,
	2009	2008	2007	2006	2005
	(Dollars in Thousands)
Net (loss) income	$(19,370)	$102,607	$119,276	$123,405	$45,569
Depreciation	47,850	51,081	49,597	38,992	26,295
Impairment of property and equipment	107,557	—	—	—	—
Net interest expense	37,965	35,981	32,177	27,384	85,250

EBITDA	$174,002	$189,669	$201,050	$189,781	$157,114

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

Overview

The Nation and sgc

SGC is wholly-owned by the Nation and chartered to develop, manage and direct all of the Nation’s Class III gaming operations on the Nation’s territories in Western New York. SGC was chartered by the Nation in August 2002.  In August 2002, the Nation entered into the Compact with New York State that provides the Nation with the right to establish and operate three Class III gaming facilities in Western New York.  Class III gaming, the most heavily regulated of the gaming classes includes, among other things, slot machines and table games.   We currently operate three Class III gaming facilities in Western New York—Seneca  Niagara Casino and Hotel, which is located in the City of Niagara Falls, New York (Niagara Territory) and operated by SNFGC, approximately 20 miles north of Buffalo, New York; Seneca Allegany Casino and Hotel, which is located in the City of Salamanca, New York (Allegany Territory) and operated by STGC, approximately 75 miles northeast of Erie, Pennsylvania; and Seneca Buffalo Creek Casino, which is located in the inner harbor district of Buffalo, New York (Buffalo Creek Territory) and operated by SEGC. Seneca Niagara Casino and Hotel opened on December 31, 2002 (initially, as the Seneca Niagara Casino).  Seneca Allegany Casino and Hotel opened on May 1, 2004 (initially, as the Seneca Allegany Casino).  Seneca Buffalo Creek Casino commenced operations on July 3, 2007 in a temporary facility.  Our three casinos are located on land held in restricted fee by the Nation, which, together with the rights under the Compact, allows us to conduct Class III gaming operations at these locations in New York State and are the only casino resort gaming facilities in Western New York State to offer both Class III slot machines and table games.

As of September 30, 2009, Seneca Niagara Casino and Hotel featured over 147,000 square feet of gaming space, 4,062 slot machines, 104 table games and 604 hotel rooms; Seneca Allegany Casino and Hotel featured over 63,500 square feet of gaming space, 2,265 slot machines, 41 table games and 212 hotel rooms; and the Seneca Buffalo Creek Casino temporary facility featured 244 slot machines and no table games.

As of September 30, 2009, we had approximately 560,000 active members in the Seneca Link Player’s Card database each with at least one rated trip to our properties during Fiscal 2009. As of September 30, 2009, approximately 52% of the 560,000 active Seneca Link Player’s Card members live in New York State, and approximately 17%, 16%, and 9% lived in Pennsylvania, Ohio and Canada, respectively.

Executive Summary

Our Current Operations.    We currently operate three Class III gaming facilities, Seneca Niagara Casino and Hotel, in the City of Niagara Falls, New York (Niagara Territory), the Seneca Allegany Casino and Hotel, in the City of Salamanca, New York (Allegany Territory), and the Seneca Buffalo Creek Casino (slots only temporary facility), in the City of Buffalo, New York (Buffalo Creek Territory). Our casino operations include gaming, lodging, dining, entertainment, retail and spa and salon services. For both Fiscal 2009 and Fiscal 2008, approximately 92% of our net revenue was derived from our Class III gaming activities.

Recent Developments.  The ongoing recession has continued to negatively impact our operating performance and results, primarily due to reduced consumer discretionary spending on gaming and entertainment.  Over the past eighteen months, we have attempted to mitigate the effects of the economic recession through implementation of expense reduction measures and efforts to increase operational efficiencies.

As previously noted, on August 27, 2008, the construction activities at Seneca Allegany Casino and Hotel and Seneca Buffalo Creek Casino and Hotel were suspended for reasons including:  the economic recession; inability to obtain construction financing at reasonable interest rates; and operating and other demands on our available cash, such as our payments to the Nation.  As of September 30, 2009, due to the continuation of weak economic conditions, adverse credit market conditions and an uncertain economic outlook, such construction remains suspended indefinitely.  Furthermore, certain planning efforts related to the future expansion of the Seneca Niagara property have been suspended for the same reasons.  As a result of these circumstances an impairment charge of $107.6 million was recognized during Fiscal 2009.

In December 2008, we implemented a multifaceted plan to further reduce expenses, including, but not limited to: an approximate five percent temporary workforce reduction; a wage freeze for all employees earning in excess of $70,000 per year; voluntary temporary salary reductions for senior management; and suspension of our bonus program, historically paid in December of each year.  While we have successfully reduced certain expenses and increased certain operational efficiencies, we anticipate continuing to take measures to help preserve SGC’s financial condition, maintain adequate liquidity and position us for future growth and success, and endeavor to do so in a manner that will not compromise the quality or levels of our offerings and services provided at each of our properties.

Following discussions with the Nation in February 2009, our payments and distributions to the Nation were reduced in an effort to enhance our liquidity position, provide cash for priority maintenance capital expenditures and to begin to fund a reserve for potential repurchase or repayment of our senior debt.  The measures resulting from the joint planning initiatives with the Nation included principally, rescission of a Fiscal 2008 Council request for $20.0 million relating to certain capital improvement projects of the Nation, a reduction in monthly distributions to the Nation from the then-current level of $4.0 million per month to $3.0 million per month commencing in March 2009, the application of $5.0 million previously distributed to the Nation for the capital improvement projects described above as a credit against SGC’s monthly distribution obligations, and a $5.0 million reduction in rent for Fiscal 2009 under our Head Leases with the Nation.

In furtherance of improving SGC’s liquidity, in October 2009 the Nation reduced anticipated 2010 monthly distributions, exclusive of amounts required under the Distribution Agreement, to $30.0 million for Fiscal 2010, compared to $42.0 million for Fiscal 2009. As a result of these efforts, combined with SGC’s efforts to create operating efficiencies, SGC repaid the $20.0 million outstanding balance under the Senior Secured Revolving Loan Agreement during the third quarter of Fiscal 2009 and SGC’s depository cash balances increased to approximately $61.8 million at September 30, 2009 from $18.8 million, net of the $20.0 million proceeds drawn under the Senior Secured Revolving Loan Agreement, as of March 31, 2009. SGC has implemented, and intends to continue to implement a strategy to fund a $125.0 million reserve prior to May 2012 to reduce its future borrowing costs, while also maintaining adequate operating cash reserves.

On October 19, 2009 we broke ground on a Buffalo Creek Casino temporary facility expansion, which will add approximately 5,300 square feet of gaming space to the facility and will accommodate 200 to 250 additional slot machines. The expansion is due to be completed in spring 2010.

The Nation has offered SEGC a $9.0 million unsecured loan for purposes of financing the Buffalo Creek facility expansion.  If utilized, the potential loan would carry an interest rate of 5% per annum with principal and interest payable over a 12 month period commencing on the 15th day of the calendar month following the opening of the expansion. The note would be prepayable at any time without penalty.

Effective December 18, 2009, SGC amended its Senior Secured Revolving Loan Agreement to extend the maturity date until December 31, 2011. Amounts borrowed under the Amended Senior Secured Revolving Loan Agreement continue to bear interest at either one, three or six-month LIBOR plus one and one quarter percent (1.25%), or the prime rate (as reported in The Wall Street Journal) plus one quarter percent (0.25%), with any outstanding principal balance to be paid by, or on, the new maturity date.  The $50.0 million commitment reduces in tandem with any reduction in the letter of credit requirement imposed by ESDC (as described below), up to an aggregate reduction of $10.0 million.  The Amended Senior Secured Revolving Loan Agreement requires that SGC maintain all of its deposit and investment accounts with the lender, subject to limited exceptions for certain existing accounts. The Amended Senior Secured Revolving Loan Agreement also modifies certain of the financial covenants contained in the Senior Secured Revolving Loan Agreement, including reducing the minimum consolidated EBITDA covenant from $160 million to $145 million (on a rolling 12 month basis) while modifying the total leverage ratio (of total funded debt to EBITDA) to a limit of 3.5 to 1.0.

Key Performance Indicators.    Our operating results are dependent on the volume of patrons at our casinos, our ability to attract them for repeat visits and the ability to increase patron revenue per trip.

Seneca Niagara Casino and Hotel.    Prior to the opening of our luxury hotel, Seneca Niagara Casino primarily relied on drive-in and bus patrons from the Buffalo, Niagara Falls, and Rochester areas in New York and secondarily from Erie, Pennsylvania, Ohio and other parts of New York.  Since the opening of the new luxury hotel and expanded gaming and related amenities during Fiscal 2006, Seneca Niagara Casino and Hotel had experienced steady growth in its patron base until Fiscal 2009 with the advent of the ongoing economic downturn, which has negatively impacted our operating performance.  The expansion of Seneca Niagara Casino and Hotel, including the addition of our luxury hotel and other amenities, has enabled us, apart from the impact of the current economic downturn, to increase the volume of patrons with higher gaming budgets, gaming activity, and length of stay and has extended our geographic market penetration and appeal to a more diverse demographic base.  During Fiscal 2009 and Fiscal 2008, our average hotel occupancy rates were approximately 95% and 94%, respectively.  During these periods, approximately 71% and 72% of our occupied rooms, respectively, were complimentary rooms provided to our gaming patrons.

We paid for substantially all of our completed expansion projects out of cash flow from operations and proceeds of our senior notes. Our completed expansion projects since the opening of the casino on December 31, 2002 include the addition of Turtle Island, a non-smoking casino room; a 2,130-space parking garage; the Western Door, an upscale steakhouse; our “Pennies From Heaven” slot room located on the mezzanine level overlooking our main casino, adding approximately 6,600 square feet of gaming space including 242 additional ticket-in/ticket-out slot machines; and our luxury hotel and related amenities.  We opened substantially all public areas and the first 10 floors of hotel rooms on December 15, 2005, and completely opened the remaining hotel rooms and all amenities on March 31, 2006.  The total cost of the luxury hotel expansion project was approximately $234.0 million.

In 2006, we began master planning activities for the remaining approximately 24 acres of undeveloped land contained in the Niagara Falls footprint.  During August 2008, these master planning activities were suspended due to the continuation of weak economic conditions, adverse credit market conditions and an uncertain economic outlook.  As a result of these circumstances an impairment charge of $3.5 million was recognized during Fiscal 2009 related to these activities.

Seneca Allegany Casino and Hotel.    Since its opening on May 1, 2004, Seneca Allegany Casino and Hotel has attracted patrons from the southern portion of Western New York, Erie and Pittsburgh, Pennsylvania and Ohio. As of September 30, 2009, approximately 67% of its patrons have come from outside New York State.  During Fiscal 2009 and 2008, our average occupancy rate was approximately 96% and 97%, respectively and of those occupied rooms, 81% and 79%, respectively, were complimentary rooms provided to our gaming patrons.

In July 2005, we opened our 1,850-space parking garage, which cost approximately $32.2 million.  In March 2007, we opened a 212-room resort hotel, including two fine dining restaurants, a 24-hour casual restaurant and certain additional amenities after officially opening a new permanent gaming floor in December 2006.  In March 2008, we completed the conversion of the former temporary casino structure into an events center with a seating capacity for 2,200 people, along with additional administrative office space.   We believe the new resort hotel, permanent casino and events center provide a first-class gaming experience for our patrons, increase their length of stay and maintain the competitive position of this facility in light of competition in Pennsylvania, consisting principally of Presque Isle Downs, a new gaming facility that opened in late February 2007 in Erie, Pennsylvania approximately  80 miles from the Seneca Allegany Casino and Hotel and 120 miles from the Seneca Niagara Casino and Hotel.  Presque Isle does not provide table games or lodging, but currently provides approximately 2,000 slots and dining and entertainment options that include a steakhouse, a buffet and four lounges.  Additionally, in August 2009, the Rivers Casino in downtown Pittsburgh, Pennsylvania (located approximately 240 miles and 190 miles from Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel, respectively) opened with 3,000 slot machines and various food, beverage and entertainment venues.

Construction on our next phase of development at Seneca Allegany Casino and Hotel, which was planned to include an additional 200 room hotel tower, and up to 30,000 square feet of additional gaming space and related amenities, for a total estimated cost of up to $130 million, was suspended in August 2008 for reasons including:  the continuing economic recession; inability to obtain construction financing at reasonable interest rates; and operating and other demands on our available cash, such as our payments and distributions to the Nation.  As of September 30, 2009, due to the continuation of weak economic conditions, adverse credit market conditions and an uncertain economic outlook, construction remained suspended indefinitely.  As a result of these circumstances an impairment charge was recognized related to these activities in Fiscal 2009, in the amount of approximately $17.1 million.

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

Construction on our next phase of development at Seneca Buffalo Creek Casino and Hotel, which was planned to include approximately 90,000 square feet of gaming space; 2,000 slot machines; 45 table games; a 22-story all-suite hotel; four restaurants; a full-service spa and salon; retail and other amenities; and a 2,200-space parking garage, for a total estimated cost of approximately $333.0 million, was suspended in August 2008 for reasons including:  the continuing economic recession; inability to obtain construction financing at reasonable interest rates; and operating and other demands on our available cash, such as our payments and distributions to the Nation.  As of September 30, 2009, due to the continuation of weak economic conditions, adverse credit market conditions and an uncertain economic outlook, construction remains suspended indefinitely.  As a result of these circumstances an impairment charge was recognized related to these activities in Fiscal 2009, in the amount of approximately $87.0 million.

As previously noted, on October 19, 2009 we broke ground on an expansion to the existing temporary facility, which will add approximately 5,300 square feet of gaming space and will accommodate 200 to 250 additional slot machines. The expansion is due to be completed in spring 2010.

Our ability to continue to operate the Seneca Buffalo Creek Casino temporary facility will depend on various factors, including existing legal challenges and the availability of financing on acceptable terms.  See “Item 3 — Legal Proceedings” for a discussion of existing legal challenges regarding our Seneca Buffalo Creek Casino.

Seneca Hickory Stick Golf Club — Lewiston, New York.  In March 2006, we acquired 257 acres of land with the intent to design and build a championship level golf course in Lewiston, New York, approximately eight miles from Seneca Niagara Casino and Hotel.  We selected the Robert Trent Jones II firm to design the golf course.  Construction of the golf course commenced in July 2007 and it is anticipated that the official opening of the course will occur in 2010. LGCC has engaged Kemper Sports Management, Inc. to manage and operate the course. The total cost to construct the golf course, clubhouse and related amenities is estimated to be approximately $25.5 million.

Class II Gaming Operations.  In January 2005, we transferred all Class II gaming operations to the Nation, which included our poker operations at the Seneca Niagara Casino and Hotel and Seneca Allegany Casino.  The transfer of the Class II operations in January 2005 was consistent with our understanding of the Seneca Nation Tribal Council’s (the Nation’s legislative body) intent that we manage and operate the Nation’s Class III operations and that Council directly manage and operate the Nation’s Class II operations.

The Nation, through its wholly-owned business enterprise, Seneca Gaming & Entertainment, operates the Class II poker operations at Seneca Niagara Casino and Hotel, in addition to two Class II gaming facilities located on the Nation’s Territories in Salamanca and Irving, New York, respectively. On November 9, 2009, Seneca Gaming and Entertainment relocated its poker operations at Seneca Allegany Casino to a new facility located within one mile of our property.

Current, Continued and Future Reliance on Cash Flow. We intend to fund the maintenance of our existing facilities from our future cash flow and current cash on hand. We currently rely and will continue to rely on our ability to generate cash flow from operations to satisfy our financial obligations and maintenance capital expenditure requirements.

Seasonality.  We have generally observed seasonal increases in gaming activity during the spring and summer months and decreases in gaming activity during the winter months associated with inclement weather.

Overall Outlook. SGC believes that it is the premier gaming operator in Western New York State and in the areas of Northern Pennsylvania and Ohio located within its primary and secondary markets. Since the December 31, 2002 opening of the Seneca Niagara Casino, SGC has invested significantly in the development, expansion and maintenance of its gaming facilities, including the completion of the hotel and gaming expansion projects at Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel, and the opening of the temporary casino on the Seneca Buffalo Creek Territory.  These investments have enabled SGC to maintain its position as the premier gaming operator in the region described above.  To further that objective, and to provide for expanded opportunities in the convention and tourism markets, SGC will continue to explore opportunities with respect to the Niagara Falls, Allegany and Buffalo gaming and related facilities, subject to the availability of necessary funding. A principal goal is for the facilities to complement each other, offering diverse hotel, entertainment and gaming experiences for our guests.

The current economic recession and increased regional competition have presented operational challenges resulting in lower net revenues and impairment charges relating to certain construction activities, and we expect that such challenges may continue. We believe that we are positioned to weather such challenges and conditions, based in part upon our efforts, and those of the Nation in working with SGC to mitigate the impact of these adverse developments.  We also continue to believe, notwithstanding these challenges, the Class III gaming exclusivity provided by the Compact will continue to present us with a competitive advantage to serve the Western New York hotel, entertainment and gaming markets.  As highlighted above in “Recent Developments,” we continue to engage in joint financing planning initiatives with the Nation to assess our financial condition and liquidity needs, and to help ensure that appropriate strategic plans are being developed and implemented to meet our liquidity and maintenance capital expenditure requirements and the ongoing challenges presented by the current economic environment.  Management intends to continue to work closely with the Nation to help ensure cash generated from operations, available cash and cash equivalents and short-term investments are sufficient to service our debt, satisfy our other financial obligations and commitments and meet our working capital requirements for the upcoming fiscal year.

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

Other commonly used terms in the discussion of revenues from slot machines include progressive slot machines, progressive jackpots, net slot revenues, slot handle, gross slot hold percentage and net slot hold percentage. Progressive slot machines retain a portion of each amount wagered and aggregate these amounts with similar amounts from other slot machines in order to create one-time winnings that are substantially larger than those paid in the ordinary course of play. We refer to such aggregated amounts as progressive jackpots. Wide-area progressive jackpot amounts are paid by a third party vendor and we remit a weekly payment to the vendor based on a percentage of the slot handle for each wide-area progressive slot machine. We accrue in-house progressive jackpot amounts until paid, and such accrued amounts are deducted from gross slot revenues, along with wide-area progressive jackpot amounts, to arrive at net slot revenues, also referred to as net slot win. Net slot revenues are included in gaming revenues in the accompanying consolidated statements of operations. Slot handle is the total amount wagered by patrons on slot machines during the period. Gross slot hold percentage is the gross slot win as a percentage of slot handle. Net slot hold percentage is the net slot win as a percentage of slot handle.

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

Gaming expenses.  The largest component of gaming expenses is the percentage of slot machine net drop (money dropped into the machines after payout but before our expenses) which must be paid to the State of New York, pursuant to the Compact, which is referred to as the exclusivity payment.  The exclusivity payment was 18% for the first four calendar years (January 1, 2002 through December 31, 2006), has been 22% for years 5-7 (January 1, 2007 through December 31, 2009), and will be 25% for the remainder of the current term of the Compact (beginning January 1, 2010).

Gaming expenses also include, among other things, expenses associated with operation of slot machines, table games, keno, certain marketing expenses, and promotional expenses for the Seneca Link Player’s Card points redeemed at our hotel, restaurants and retail outlets, as well as a third party tenant retail shop.

Advertising, general and administrative.  The largest components of advertising, general and administrative expenses are those charges related to: advertising, marketing, regulatory oversight, insurance, utilities, legal services and the Head Leases with the Nation, which represent amounts paid to the Nation for the use of the land and certain improvements on which our operations are located.

Operating Income.  We calculate income from operations as net revenues less total operating costs and expenses. Income from operations represents only those amounts that relate to our consolidated operations and excludes interest income, interest expense and other non-operating income and expense.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition, results of operations and liquidity and capital resources are based on our consolidated financial statements. To prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States, we must make estimates and assumptions that affect the amounts reported in the consolidated financial statements. We regularly evaluate these estimates and assumptions, particularly in areas we consider to be critical accounting estimates, where changes in the estimates and assumptions could have a material impact on our results of operations, financial position and, to a lesser extent, cash flows. Actual results may differ from our estimates, which could materially affect the reported results. To provide an understanding of the methodology we apply, our significant accounting policies and basis of presentation are summarized in Note 2 to our audited consolidated financial statements included in this Annual Report. We believe the accounting policies described below involve a higher degree of management judgment:

Liability for Unredeemed Seneca Link Player’s Card Points.    Patrons who are members of our Seneca Link Player’s Card rewards program earn promotional points based on the volume and type of their gaming activity. The Seneca Link Player’s Card accumulates points that are redeemable for food and beverage at our restaurants, lodging, spa and salon services, free slot play and products offered at our retail stores. Points are accrued and reflected as a current liability on our consolidated balance sheets based upon expected redemption rates and the estimated cost of the service or merchandise to be provided. Management reviews the adequacy of the accrual for unredeemed points by periodically evaluating the historical redemption and projected trends. Actual results could differ from our estimates.

Self-Insurance Reserves.    We have financial exposure for portions of our employee benefits programs and general liability reserves. We accrue for liabilities based on filed claims and estimates of claims incurred but not reported. We believe the accruals to cover these costs are adequate, but actual results may vary from the amount accrued on our consolidated balance sheets.

Property and Equipment.    We have a significant amount of capital invested in our property and equipment, which is stated at cost less accumulated depreciation. We use judgment in determining if, or when, assets have been impaired and the estimated useful lives of assets. The accuracy of these estimates affects whether or not impairment exists, and the depreciation expense recognized in our results of operations. Leasehold improvements represent a significant portion of our property and equipment balance. These assets are amortized over the related lease term or depreciable life, whichever is shorter. The useful lives assigned to our other property and equipment assets are based on our standard policy, which we believe represents the useful life of each category of asset. In accordance with the Financial Accounting Standards Board’s, or FASB’s, Accounting Standards Codification, or ASC 360,  Property, Plant, and Equipment, the carrying values of our long-lived assets are reviewed when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Assets are grouped at the property level when estimating future undiscounted cash flows for determining whether an asset has been impaired. Management assesses the possibility of asset impairment by using the estimates of future undiscounted cash flows, which are affected by current operating results, trends and prospects, as well as the effect of obsolescence, demand, competition and other economic factors.

Our analysis of undiscounted cash flows represents our best estimates at the time of the review. However, changes in these assumptions due to actual market conditions that cause less favorable results than our estimates may result in impairment in the future.

Regulatory Costs.    We have financial exposure for regulatory costs related to oversight provided by the New York State Police (State Police) billed but not paid.  There is an ongoing dispute between the Nation and the State Police as to the appropriate amount of costs that are due to the State Police for their regulatory oversight.  As of September 30, 2009, we have accrued approximately $30.1 million to cover such costs.  We believe this accrual is adequate, but actual results may differ from the amount accrued on our consolidated balance sheets.

Operating Results

Summary of Operating Results

As of September 30, 2009, we own and operate the Seneca Niagara Casino and Hotel in Niagara Falls, New York; the Seneca Allegany Casino and Hotel in Salamanca, New York; and the Seneca Buffalo Creek Casino in Buffalo, New York.  In addition, Lewiston Golf Course Corporation was established to operate a golf course that is currently under construction.  All of our revenues are derived from our operations at our completed facilities.

The following table summarizes our results from operations by corporation and/or facility:

	Fiscal Years Ended
	September 30,
	2009	2008	2007
	(Dollars in Thousands)
Net revenues:
Seneca Niagara Falls Casino and Hotel	$386,127	$432,710	$418,363
Seneca Allegany Casino and Hotel	152,259	166,631	168,295
Seneca Buffalo Creek Casino	41,124	32,747	6,306
Total	$579,510	$632,088	$592,964

Operating expenses:
Seneca Niagara Falls Casino and Hotel	$280,715	$298,588	$287,362
Seneca Allegany Casino and Hotel	159,606	154,144	138,144
Seneca Buffalo Creek Casino	118,253	30,819	17,955
Seneca Hickory Stick Golf Club	363	234	—
Seneca Gaming Corporation	2,265	4,115	1,270
Total	$561,202	$487,900	$444,731

Operating income (loss):
Seneca Niagara Falls Casino and Hotel	$105,412	$134,122	$131,001
Seneca Allegany Casino and Hotel	(7,347)	12,487	30,151
Seneca Buffalo Creek Casino	(77,129)	1,928	(11,649)
Seneca Hickory Stick Golf Club	(363)	(234)	—
Seneca Gaming Corporation	(2,265)	(4,115)	(1,270)
Total	$18,308	$144,188	$148,233

The most important factors and trends contributing to our operating performance during Fiscal 2009 were:

•                                          The ongoing economic recession, which has reduced consumer spending and encouraged an apparent transition to gaming of logistical convenience;

•                                          Adverse credit market conditions which have reduced the availability, and increased the cost, of capital for expansion projects to generate additional revenues;

•                                          Recognition of an impairment charge in the amount of $107.6 million related to costs incurred on certain construction and development projects;

•                                          Limited maintenance capital investment in both our Niagara Falls and Allegany properties;

•                                          Additional marketing by New York racinos which may be attributable, in part, to recent New York State legislation providing financial support for marketing to racinos;

•                                          Recruitment and retention issues pertaining to key members of the management team, including, but not limited to, recruitment of a new Chief Executive Officer, General Manager of the Seneca Niagara Casino and Hotel and General Counsel.

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

•                                          The rescission of a Fiscal 2008 Council request for $20 million, a reduction in monthly distributions to the Nation from the current level of $4 million per month to $3 million per month commencing in March 2009, and a reduction in Head Leases payments for Fiscal 2009 from $81 million to $76 million;

•                                          Extension of hours of operation of the Buffalo Creek facility, effective February 2009;

•                                          Increased promotional room rates offered to casino hotel guests, designed to maintain occupancy levels to support gaming and non-gaming revenues; and

•                                          The effects of increased Head Lease payments to the Nation from $62 million to $76 million, which have reduced our cash reserves and funds available for construction, capital reinvestment and liquidity reserves;

The most important factors and trends contributing to our operating performance during Fiscal 2008 were:

•                                          The opening of our temporary facility on the Buffalo Creek Territory in July 2007, which was in operation for all of Fiscal 2008, compared to approximately three months during Fiscal 2007;

•                                          Expansion of our temporary facility on the Buffalo Creek Territory during the second quarter of 2008 to include an additional 109 slot machines;

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

•                                          Operating initiatives which include:  continued focus on hotel yield management; reduced food and beverage costs as a percent of food and beverage revenue; repricing of our food and beverage products; initiative to increase our cash paying patrons; and labor efficiencies achieved through active monitoring of scheduling activities;

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

•                                          Tumultuous and volatile economic conditions and general consumer uncertainty leading to reduced consumer spending and an apparent transition to gaming of logistical convenience;

•                                          Adverse credit market conditions which have negatively impacted availability of funding sources to complete construction at a borrowing rate which provides for a desirable return on investment;

•                                          Increases in payments to the Nation, which have limited our cash reserves and funds available for construction, capital reinvestment and liquidity reserves; and

•                                          Reduced capital reinvestment in both our Niagara Falls and Allegany properties.

Gross Revenues

Gross revenues consisted of the following:

	Fiscal Years Ended
	September 30,
	2009	2008	2007
	(Dollars in Thousands)
Gaming	$586,774	$632,580	$595,826
Food and beverage	58,476	63,272	56,608
Lodging	24,252	28,757	24,352
Retail, entertainment and other	23,259	25,032	20,190
Total	$692,761	$749,641	$696,976

The table below summarizes the percentage of gross revenues from each revenue source:

	Fiscal Years Ended
	September 30,
	2009	2008	2007
Gaming	84.7%	84.4%	85.5%
Food and beverage	8.4%	8.5%	8.1%
Lodging	3.5%	3.8%	3.5%
Retail, entertainment and other	3.4%	3.3%	2.9%
Total	100.0%	100.0%	100.0%

Each revenue source contributing to our gross revenues is described below.

Gaming Revenue

2009 Compared to 2008

Our gaming revenue for Fiscal 2009 decreased $45.8 million or 7%, when compared to Fiscal 2008, primarily due to the impact of adverse economic conditions which reduced consumer demand for gaming and entertainment offerings.

Our net gaming revenue, net of promotional credits of $55.5 million and $50.9 million in Fiscal 2009 and 2008, respectively, decreased $50.4 million, or 9%, when comparing these periods.  During Fiscal 2009, Seneca Niagara Casino and Hotel’s net gaming revenue decreased $44.7 million, or 11%; Seneca Allegany Casino and Hotel’s net gaming revenue decreased $13.8 million, or 9%; and Seneca Buffalo Creek Casino’s net gaming revenue increased $8.1 million, or 25% when compared to Fiscal 2008.

2008 Compared to 2007

Our gaming revenue for Fiscal 2008 increased $36.7 million or 6%, when compared to Fiscal 2007, primarily due to the opening of the Seneca Buffalo Creek temporary facility in July 2007, which added 244 slot machines to our gaming portfolio, and facilitated continued growth in our patron base.

Our net gaming revenue, net of promotional credits of $50.9 million and $42.0 million in Fiscal 2008 and 2007, respectively, increased $27.8 million, or 5%, when comparing these periods.  During Fiscal 2008, Seneca Niagara Casino and Hotel’s net gaming revenue increased $6.8 million, or 2%; Seneca Allegany Casino and Hotel’s net gaming revenue decreased $5.0 million, or 3%; and Seneca Buffalo Creek Casino’s net gaming revenue increased $26.0 million, or 418% when compared to Fiscal 2007.

Revenues from slot machines are the largest component of our gaming revenues.  The following table presents data related to slot revenues (in thousands, except where noted):

	Fiscal Years Ended
	September 30,
	2009	2008	2007
Slot handle	$6,255,252	$6,738,084	$6,285,270
Gross slot revenue	$540,524	$579,128	$535,764
Net slot revenue	$472,336	$513,192	$476,618
Weighted average number of slot machines (in units)	6,646	6,708	6,480
Gross slot hold percentage	8.64%	8.59%	8.52%
Gross slot win per unit per day (in dollars)	$223	$236	$227

2009 Compared to 2008

Net slot revenue decreased $40.9 million, or 8%, when comparing Fiscal 2009 to 2008. Slot promotional credits, which are recorded in gross slot revenues and promotional allowances, amounted to $36.5 million and $31.6 million at Seneca Niagara Casino and Hotel during Fiscal 2009 and 2008, respectively, and $19.0 million and $19.3 million at Seneca Allegany Casino and Hotel during the same periods.  During Fiscal 2009, slot promotional credit play increased at Seneca Niagara Falls Casino and Hotel due to increased marketing promotions offering slot promotional credits and decreased at Seneca Allegany Casino and Hotel primarily due to decreased slot play.

2008 Compared to 2007

Net slot revenue increased $36.6 million, or 8%, when comparing Fiscal 2008 to 2007. Slot promotional credits, which are recorded in gross slot revenues and promotional allowances, amounted to $31.6 million and $26.3 million at Seneca Niagara Casino and Hotel during Fiscal 2008 and 2007, respectively, and $19.3 million and $15.7 million at Seneca Allegany Casino and Hotel during the same periods.  During Fiscal 2008, slot promotional credit play increased at both properties primarily due to increased slot play and the increased frequency of certain promotions which enabled patrons to exchange points earned on their Seneca Link Player’s Card for promotional credits.

The following table presents data related to table game revenues (in thousands, except where noted):

	Fiscal Years Ended
	September 30,
	2009	2008	2007
Table games drop	$369,591	$420,474	$452,805
Net table games revenue	$58,478	$68,033	$76,777
Weighted average number of table games (in units)	144	142	138
Table games hold percentage	15.77%	16.20%	16.97%
Table games revenue per unit per day (in dollars)	$1,110	$1,310	$1,524

2009 Compared to 2008

Net table games revenue decreased $9.6 million, or 14%, when comparing Fiscal 2009 to 2008.  During Fiscal 2009, Seneca Niagara Casino and Hotel’s net table games revenue decreased $7.0 million, or 14% and Seneca Allegany Casino and Hotel’s net gaming revenue decreased $2.6 million, or 15% when compared to Fiscal 2008. The decrease was due to those factors previously noted, as well as a decrease in the table games hold percentage when comparing these same periods.

2008 Compared to 2007

Net table games revenue decreased $8.7 million, or 11%, when comparing Fiscal 2008 to 2007.  During Fiscal 2008, Seneca Niagara Casino and Hotel’s net table games revenue decreased $5.9 million, or 10% and Seneca Allegany Casino and Hotel’s net gaming revenue decreased $2.8 million, or 15% when compared to Fiscal 2007. The decrease was attributable primarily to a decrease in the table games hold percentage when comparing these same periods.

Food and Beverage Revenue

The following table presents data related to food and beverage revenue (in thousands, except where noted):

	Fiscal Years Ended
	September 30,
	2009	2008	2007
Covers	3,947	4,342	4,226
Average Check (in dollars)	$14.82	$14.57	$13.40

2009 Compared to 2008

During Fiscal 2009, our consolidated food and beverage revenue decreased $4.8 million, or 8% when compared to Fiscal 2008, due primarily to negative economic conditions leading to a widespread decrease in overall consumer spending, which resulted in a decrease in the number of patrons visiting our casinos and restaurants, reflected as a decrease in covers, offset by an increase in the average revenue per check.  Seneca Niagara Casino and Hotel’s food and beverage revenue accounted for $4.3 million of the decrease; Seneca Allegany Casino and Hotel’s food and beverage revenue accounted for $0.5 million of the decrease; and Seneca Buffalo Creek Casino’s food and beverage revenue remained flat compared to the prior year.  During Fiscal 2009 and 2008, 52% and 55%, respectively, of our food and beverage revenue were the result of Seneca Link Player’s Card point redemptions.

2008 Compared to 2007

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

Lodging Revenue

The following table presents data related to lodging revenue:

	Fiscal Years Ended
	September 30,
	2009	2008	2007
Occupied rooms	280,915	281,924	233,286
Average daily room rate (ADR)	$86	$102	$104
Occupancy rate	95.2%	95.1%	90.2%
Revenue per available room (REVPAR)	$82	$97	$94

2009 Compared to 2008

During Fiscal 2009, our lodging revenue decreased by $4.5 million, or 16%, when compared to Fiscal 2008, primarily due to a decrease in average rate per occupied room.  During 2009, SGC continued to offer hotel room rates at discounted prices in an effort to continue to stimulate casino patron visitation and encourage longer trip duration.  Seneca Niagara Casino and Hotel’s lodging revenue accounted for $3.4 million of the decrease and Seneca Allegany Casino and Hotel’s lodging revenue accounted for $1.1 million of the decrease.  During Fiscal 2009 and 2008, 73% and 74%, respectively, of our lodging revenue was the result of Seneca Link Player’s Card point redemptions.

2008 Compared to 2007

During Fiscal 2008 our lodging revenue increased by $4.4 million, or 18% when compared to Fiscal 2007 due to increased occupancy, offset by a slight decrease in average rate per occupied room.   Seneca Niagara Casino and Hotel contributed $1.1 million of the increase and Seneca Allegany Casino and Hotel contributed $3.3 million of the increase due to its 212-room resort hotel being open for the entire fiscal year compared to approximately six months during the fiscal year ended September 30, 2007. During Fiscal 2008 and 2007, 74% and 78%, respectively, of our lodging revenue was the result of Seneca Link Player’s Card point redemptions.

Retail, Entertainment and Other Revenue

2009 Compared to 2008

During Fiscal 2009, our retail, entertainment and other revenue decreased $1.8 million, or 7%, when compared to Fiscal 2008 primarily due to the impact of adverse economic conditions which reduced consumer demand for gaming and entertainment offerings.  During Fiscal 2009 and 2008, 76% of our retail revenue, and 53% of our entertainment revenue, respectively, was attributable to Seneca Link Player’s Card point redemptions.

2008 Compared to 2007

During Fiscal 2008, our retail, entertainment and other revenue increased by $4.8 million, or 24%, compared to the prior fiscal year.  The increase was primarily attributable to higher entertainment revenue due to the opening of the event center at Seneca Allegany Casino and Hotel in March 2008 and higher commissions received on ATM and credit cash advance services.  During Fiscal 2008 and 2007, 76% and 82%, respectively, of our retail revenue, and 53% and 61% of our entertainment revenue, respectively, was attributable to Seneca Link Player’s Card point redemptions.

Promotional Allowances

SGC operates a complimentary program in which food and beverage, retail, entertainment, and other services are provided to patrons based on points earned through the Seneca Link Player’s Card.  The retail value of these complimentary items is included in gross revenues and then deducted as promotional allowances to arrive at net revenues.

The retail value of providing such promotional allowances was included in revenues as follows:

	Fiscal Years Ended
	September 30,
	2009	2008	2007
	(Dollars in Thousands)
Gaming	$55,519	$50,917	$41,989
Food and beverage	30,357	34,577	31,781
Lodging	17,803	21,094	18,956
Retail, entertainment and other	9,572	10,965	11,286
Total	$113,251	$117,553	$104,012

The estimated cost of providing such promotional allowances was as follows:

	Fiscal Years Ended
	September 30,
	2009	2008	2007
	(Dollars in Thousands)
Food and beverage	$22,272	$26,540	$27,071
Lodging	8,759	9,450	8,672
Retail, entertainment and other	8,020	9,874	9,673
Total	$39,051	$45,864	$45,416

Promotional allowances as a percent of gaming revenue were 19.3%, 18.6% and 17.5% during Fiscal 2009, 2008 and 2007, respectively.

2009 Compared to 2008

Promotional allowances decreased $4.3 million, or 4%, when comparing Fiscal 2009 to Fiscal 2008. As shown in the table,

above, gaming promotional allowances increased $4.6 million while Food and Beverage, Lodging, and Retail, Entertainment and Other promotional allowances decreased $4.2 million, $3.3 million and $1.4 million, respectively.

2008 Compared to 2007

Promotional allowances increased $13.5 million, or 13% from Fiscal 2007 to Fiscal 2008.  The increase is primarily due to an increase in marketing programs encouraging the use of points earned through the Seneca Link Player’s Card to increase trip frequency and extend trip duration.

Detailed Operating Expense Information

	Fiscal Years Ended
	September 30,
	2009	2008	2007
	(Dollars in Thousands)
Operating expenses:
Gaming	$152,199	$169,472	$153,259
Food and beverage	44,505	49,907	47,863
Lodging	12,368	13,191	10,218
Retail, entertainment and other	14,188	16,952	14,530
Advertising, general and administrative	182,172	187,011	153,838
Pre-opening costs	363	286	15,426
Depreciation and amortization	47,850	51,081	49,597
Impairment of property and equipment	107,557	—	—

Operating expenses	$561,202	$487,900	$444,731

Gaming Expenses

Gaming expenses principally consist of costs incurred from operating our table games and slot machines, of which, the primary components are payroll and payroll related costs and the slot exclusivity fee paid to New York State pursuant to the Compact.

The following tables summarizes the exclusivity fees expense by property:

	Fiscal Years Ended
	September 30,
	2009	2008	2007
	(Dollars in Thousands)
Seneca Niagara Casino and Hotel	$68,628	$77,446	$71,440
Seneca Allegany Casino and Hotel	28,452	31,160	30,503
Seneca Buffalo Creek Casino	8,878	7,094	1,369
Total	$105,958	$115,700	$103,312

2009 Compared to 2008

The slot exclusivity fee decreased $9.7 million, from $115.7 million in Fiscal 2008 to $106.0 million for Fiscal 2009, due to a decrease in net slot revenues.

2008 Compared to 2007

The increase in the slot exclusivity fee is attributed to an increase in net slot revenue and an increase in the exclusivity fee rate from 18% to 22%, effective January 1, 2007.  When comparing Fiscal 2008 to Fiscal 2007, the increase in slot exclusivity fees resulting from the 4% rate increase being in effect for the entire fiscal year was $21.0 million.

Gaming expenses as a percent of gaming revenues were 25.9%, 26.7% and 25.7%, for Fiscal 2009, 2008 and 2007, respectively.

Food and Beverage Expenses

Food and beverage expenses represent those costs incurred for the operation of our restaurants, snack bars and beverage outlets. The primary components of these expenses are the cost of food and beverage and payroll and payroll related expenses for team members providing the services.

2009 Compared to 2008

During Fiscal 2009, food and beverage costs decreased $5.4 million, or 11%, when compared to Fiscal 2008, due to lower volumes, reflected as a decrease in covers (as discussed above), and a continued concerted effort to reduce all components of such costs, while maintaining superior product offerings to our patrons. The number of covers decreased 9% for Fiscal 2009, when compared to Fiscal 2008, contributing approximately $2.0 million to the decrease. Lower average costs of goods sold of 9% contributed approximately $1.8 million to the decrease. Lower payroll and other operating expenses of $1.0 million and $0.6 million, respectively, also contributed to the decrease.

2008 Compared to 2007

During Fiscal 2008, our food and beverage expenses increased $2.0 million, or 4%, when compared to Fiscal 2007.  The increase can be attributed to an increase in food and beverage revenues, offset by a decrease in average food and beverage costs associated with providing such services.

Food and beverage expenses as a percentage of food and beverage revenues were 76.1%, 78.9% and 84.5% for Fiscal 2009, 2008 and 2007, respectively.

Lodging Expenses

Lodging expenses represent those costs incurred for the operation of our luxury hotel at Seneca Niagara Casino and Hotel and our resort hotel at Seneca Allegany Casino and Hotel.  The components of these expenses include payroll and payroll related expenses, guest amenity supplies, laundry and other expenses.

2009 Compared to 2008

During Fiscal 2009, lodging expenses decreased $0.8 million, or 6%, as compared to Fiscal 2008.  The decrease is primarily due to a $0.7 million decrease in payroll and related expenses.

2008 Compared to 2007

Lodging expenses increased $3.0 million during Fiscal 2008, or 29%, when compared to Fiscal 2007.  The increase is primarily due to a full year of operation of the resort hotel at Seneca Allegany Casino and Hotel during Fiscal 2008 compared to six months of operation during Fiscal 2007.  The most significant lodging related expenses during Fiscal 2008 were $8.9 million incurred for payroll and payroll related expenses, $2.1 million in laundry expense and $0.8 million in expenses related to providing in-room amenities.

Lodging expenses as a percent of lodging revenues were 51.0%, 45.9% and 42.0%, for Fiscal 2009, 2008 and 2007,

respectively.

Retail, Entertainment and Other Expenses

Retail, entertainment and other expenses primarily represent those costs incurred for the operation of our retail shops and spas and entertainment offerings. The components of these expenses include payroll and payroll related expenses, the purchase of products offered for sale in our retail outlets and spas and contract costs for entertainers.

2009 Compared to 2008

For Fiscal 2009, these costs decreased approximately $2.8 million, or 16%, compared to Fiscal 2008, due principally to a $2.2 million decrease in headline entertainment costs and a $0.9 million decrease in retail cost of sales, offset by a $0.3 million increase in payroll and payroll related costs.

2008 Compared to 2007

Retail, entertainment and other expenses increased $2.4 million during Fiscal 2008, or 17%, when compared to Fiscal 2007, primarily due to the increase in contract entertainment costs resulting from the opening of the events center at Seneca Allegany Casino and Hotel in March 2008.

Retail, entertainment and other expenses as a percentage of retail, entertainment and other revenues were 61.0%, 67.7% and 72.0%, for Fiscal 2009, 2008 and 2007, respectively.

Advertising, General and Administrative Expenses

Advertising, general and administrative expenses consist primarily of payroll and payroll related expenses, regulatory fees, advertising and marketing costs, Head Lease expense, insurance, legal and utility costs.

2009 Compared to 2008

Advertising, general and administrative expenses decreased $4.8 million during Fiscal 2009, or 3%, when compared to Fiscal 2008. The decrease was primarily due to a $14.0 million increase in Head Lease expense, offset by a decrease of $5.8 million in marketing related expenses including: advertising expense of $1.9 million, promotional expense of $2.4 million and special events expense of $1.5 million; a decrease of $4.7 million in payroll and related expenses; a $2.2 million decrease in utility costs; a $1.3 million decrease in outside services (primarily related to tour bus services); a $0.7 million decrease in insurance expenses; a $0.6 million decrease in professional services expenses; a $0.5 million decrease in supplies expenses and a $1.7 million decrease in various other operating expenses.  Furthermore, during Fiscal 2008, a non-recurring write off of $1.2 million was recognized related to external development costs associated with Seneca Massachusetts Gaming Corporation.

2008 Compared to 2007

Advertising, general and administrative expenses increased $33.1 million during Fiscal 2008, or 22%, when compared to Fiscal 2007.  The increase was primarily due to a $26.4 million increase in Head Lease expense paid to the Nation for rental of land used in the operation of our facilities; a $3.8 million increase in promotional expenses; a $1.9 million increase in utilities resulting from an increase in utilization due to the expanded facilities and increased utility costs, such as natural gas; and a $0.5 increase in insurance expenses.

Advertising, general and administrative expenses as a percent of gross revenues were 26.3%, 24.9% and 22.1%, for Fiscal 2009, 2008 and 2007, respectively.

Pre-opening Expenses

Pre-opening expenses are non-recurring costs incurred to support the expected opening of new facilities.

During Fiscal 2009, pre-opening expenses incurred were primarily related to the construction and preparation of the Seneca

Hickory Stick Golf Club, to be operated by the Lewiston Golf Course Corporation.  During Fiscal 2009, pre-opening expenses increased $0.1 million, or 27%, when compared to Fiscal 2008.

During Fiscal 2008, pre-opening expenses incurred were primarily related to the preparation of the Seneca Hickory Stick Golf Club, to be operated by Lewiston Golf Course Corporation.  Pre-opening expenses decreased $15.1 million during Fiscal 2008 due to the opening of the resort hotel at Seneca Allegany Casino and Hotel and the temporary casino at Seneca Buffalo Creek Casino during Fiscal 2007.

Depreciation Expense

During Fiscal 2009, depreciation expense was $47.9 million, a decrease of $3.2 million, or 6%, when compared to the prior fiscal year.

During Fiscal 2008, depreciation expense was $51.1 million, an increase of $1.5 million, or 3%, when compared to the prior fiscal year.

Impairment of Property and Equipment

On August 27, 2008, the construction activities at Seneca Allegany Casino and Hotel and Seneca Buffalo Creek Casino, as previously described, were suspended for reasons including:  the economic recession; inability to obtain construction financing at reasonable interest rates; and operating and other demands on our available cash, such as our payments and distributions to the Nation.  As of September 30, 2009, due to the continuation of weak economic conditions, adverse credit market conditions and an uncertain economic outlook, construction remained suspended indefinitely.  Furthermore, certain master planning efforts related to the future expansion of the Seneca Niagara Falls property were suspended for the same reasons.  As a result of these circumstances an impairment charge of $107.6 million was recognized during Fiscal 2009 based upon an estimate of the net realizable value based on an estimate of undiscounted cash flows that projected no future benefit.  The reported fair value of zero is considered to be level three within the fair value hierarchy as established by ASC 820, Fair Value Measurements and Disclosures.  Level three inputs are defined as inputs for which significant valuation assumptions are unobservable in a market and therefore value is based on the best available data, some of which is internally developed and considers risk premiums that a market participant would require.

Other Non-Operating Income and (Expenses), net

The following table summarizes information related to other non-operating income and expenses:

	Fiscal Years Ended
	September 30,
	2009	2008	2007
	(Dollars in Thousands)
Non-operating income (expenses)	$287	$(5,600)	$3,220

During Fiscal 2009 we recorded an other-than-temporary loss on one specific investment of $0.2 million, as other non-operating expense, and the cost basis of this investment has been reduced accordingly.  Also during Fiscal 2009 we recorded the reversal of an unapplied construction settlement claims reserve of $0.5 million, as other non-operating income. During Fiscal 2008 we recorded an other-than-temporary loss on one specific investment of $4.2 million, as other non-operating expense, and the cost basis of this investment has been reduced accordingly. Also during Fiscal 2008 we recorded $1.4 million in lease termination costs as other non-operating expense related to amounts paid to a tenant for early termination of a lease agreement related to space in the SGC administration building.  During Fiscal 2007, we had non-operating income of $3.7 million, primarily resulting from the settlement of an on-going arbitration proceeding involving a dispute with the former construction manager for our luxury hotel expansion project in Niagara Falls.

Interest Income

Interest income was $0.2 million, $1.3 million and $3.9 million, for Fiscal 2009, 2008 and 2007, respectively.  The decrease in interest income can be attributed to the decrease in the average cash balance on deposit with financial institutions in interest bearing accounts when comparing these periods.

Interest Expense

The following table summarizes information related to interest on our long term debt:

	Fiscal Years Ended
	September 30,
	2009	2008	2007
	(Dollars in Thousands)
Interest expense	$38,179	$37,325	$36,063

During Fiscal 2009, interest expense consisted primarily of interest on our $500 million aggregate principal amount of 7¼% senior notes, including $3.2 million of amortization related to financing costs and discount, which was partially offset by $1.6 million of capitalized interest on our construction activities for our Seneca Hickory Stick Golf Club.

During Fiscal 2008, interest expense represents interest on our $500 million aggregate principal amount of 7¼% senior notes and $3.2 million in amortization of related financing costs and discount, partially offset by $2.2 million of capitalized interest on our construction activities for the conversion of the temporary casino structure at Seneca Allegany Casino and Hotel, the permanent casino at Seneca Buffalo Creek Casino and our Seneca Hickory Stick Golf Club.

Net (Loss) Income

Net loss for Fiscal 2009 was $19.4 million, compared to $102.6 million of net income for Fiscal 2008, a decrease of $122.0 million, for the reasons stated above.

Net income for Fiscal 2008 was $102.6 million, compared to $119.3 million for Fiscal 2007, a decrease of $16.7 million, or 14%, for the reasons stated above.

Liquidity and Capital Resources

Cash Flows

	Year Ended September 30,
	2009	2008	2007
	(Dollars in Thousands)
Net cash provided by operations	$138,791	$158,853	$179,748

Investing Cash Flows
Capital Expenditures	(46,097)	(141,383)	(163,648)
Payments for land acquisitions and other assets	(6,248)	(5,874)	(15,319)
Decrease in restricted cash	—	14,579	11,221
Deposits	82	(127)	—
Sale of investments, net	—	14,600	42,700

Net cash used in investing activities	(52,263)	(118,205)	(125,046)

Financing cash flows
Proceeds from senior secured revolving loan agreement	20,000	—	—
Payments on senior secured revolving loan agreement	(20,000)	—	—
Capital contribution from the Nation	—	—	3,198
Distributions paid to the Nation	(56,603)	(66,005)	(57,433)

Net cash used in financing activities	(56,603)	(66,005)	(54,235)

Net increase (decrease) in cash and cash equivalents	29,925	(25,357)	467

Cash Flows—Operating Activities.

2009 Compared to 2008

The $20.1 million decrease in cash flows from operations during Fiscal 2009 as compared to Fiscal 2008 was due primarily to the $14.0 million increase in Head Lease expense, discussed above, and lower cash receipts from customers, resulting from reduced gaming revenue due to the ongoing economic downturn.

2008 Compared to 2007

The $20.9 million decrease in cash flow from operations during Fiscal 2008 as compared to Fiscal 2007 was primarily due to:  a $16.7 million decrease in net income, as previously described; an increase in net cash paid for current liabilities of $13.9 million; offset by an increase in depreciation expense of $1.5 million; an increase in an other than temporary loss in investments of $3.7 million; an increase in write off of costs related to certain development projects in the amount of $1.2 million; and a decrease in net cash paid for, or an increase in cash received from, current and long-term assets of $3.9 million.

Cash Flows—Investing Activities.

2009 Compared to 2008

During Fiscal 2009, cash flows used in investing activities were approximately $52.3 million, compared to $118.2 million during Fiscal 2008.  The decrease of $65.9 million was primarily due to: a decrease in cash paid for property and equipment of $95.3 million, offset by a decrease in proceeds from the sale of investments of $14.6 million and a $14.6 million decrease in cash provided by the release of restricted cash.

During Fiscal 2009, capital expenditures were $46.1 million compared to $141.4 million in Fiscal 2008 and consisted of:  $15.6 million relating to the construction of the permanent Seneca Buffalo Creek Casino and Hotel on the Nation’s Buffalo Creek Territory; $6.9 million associated with pre-construction costs relating to the additional hotel tower at the Seneca Allegany Casino and Hotel; $5.2 million relating to construction of the Seneca Hickory Stick Golf Club; and $1.0 million for the conversion of the temporary gaming facility at Seneca Allegany Casino and Hotel into an events center, with related amenities.  The remaining $17.4 million in capital expenditures were principally for maintenance capital expenditures and the acquisition of equipment for existing casino operations.  Our land acquisitions of $6.2 million include legal expenses and other acquisition costs related to certain parcels within the 50 acre “footprint” described in the Compact with New York State and designated for ownership by the Nation.

2008 Compared to 2007

During Fiscal 2008, cash flows used in investing activities were approximately $118.2 million, compared to $125.0 million during Fiscal 2007.  The decrease of $6.8 million was due to: a decrease in cash paid for property and equipment of $22.3 million; a decrease in cash paid for land acquisition of $9.4 million; and a $3.4 million increase in withdrawals from restricted cash; offset by a decrease in net sales of investments of $28.1 million.

During Fiscal 2008, capital expenditures were $141.4 million compared to $163.6 million during Fiscal 2007 and consisted of:  $8.4 million of expenditures associated with the constructing and equipping the Seneca Allegany Casino & Hotel permanent gaming floor and amenities; $26.5 million for the conversion of the temporary gaming facility at Seneca Allegany Casino and Hotel into an events center with related amenities; $9.7 million relating to construction of the resort hotel tower at the Seneca Allegany Casino & Hotel; $64.8 million relating to construction of the permanent Seneca Buffalo Creek Casino and Hotel on the Nation’s Buffalo Creek

Territory; and $8.4 million relating to construction of the Seneca Hickory Stick Golf Club.  The remaining $23.6 million in capital expenditures was principally for the acquisition of equipment for existing casino operations and other maintenance capital expenditures.

Cash Flows—Financing Activities.

2009 Compared to 2008

During Fiscal 2009, net cash used in financing activities was $56.6 million, compared to $66.0 million during Fiscal 2008, a decrease of $9.4 million.  The decrease was due to a decrease in distributions paid to the Nation of $9.4 million. Cash distributions were $42.2 million and payments pursuant to the Distribution Agreement were $14.4 million.

2008 Compared to 2007

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

Financing Considerations

In May 2004, SGC sold $300.0 million of 2004 senior notes, with net proceeds to SGC of $288.7 million after financing costs. These net proceeds were used principally to fund in whole or in part: (1) SNFGC’s construction and equipping of the luxury hotel, which was completed and opened on March 31, 2006; (2) the acquisition of the remaining approximate 24 acres of the approximate 48 acres in the City of Niagara Falls, New York; (3) the payment of the Empire State Development Corporation bonds to New York State, which were paid off on August 16, 2004 for $22.0 million; (4) the repayment of a vendor equipment financing, which occurred in May 2004; and (5) a $25.0 million distribution to the Nation, which was made in Fiscal 2004.

In May 2005, SGC sold $200.0 million of 2005 senior notes as an add-on to the 2004 senior notes receiving gross proceeds of $193.0 million (as the issue price was 96.5% since the 2005 notes were issued with original issue discount).  Of the $193.0 million gross proceeds, approximately $126.7 million was used to pay in full a Term Loan and approximately $4.7 million was used to pay fees and expenses associated with the offering of the 2005 senior notes.  The remaining $61.6 million in gross proceeds was used principally to fund certain costs associated with the expansion of our operations and for general corporate purposes.

Principal Debt Arrangements.

As of September 30, 2009, our debt instruments consisted of the senior notes on which we pay a fixed interest rate of 7¼%, and a $50.0 million Amended Senior Secured Revolving Loan Agreement, which matures on December 31, 2011. Following is a summary of certain material terms of the senior notes, the Term Loan, and the Senior Secured Revolving Loan Agreement.

The Senior Notes.    On May 5, 2004 and May 23, 2005, SGC issued $300.0 million and $200.0 million, respectively, in senior notes with fixed interest payable at a rate of 7¼% per annum due 2012, which we refer to collectively as the senior notes, under the Indenture. The notes are currently guaranteed by STGC, SEGC, SNFGC and LGCC. SNFGC became a guarantor of the senior notes upon payment in full of the Term Loan on May 23, 2005. LGCC became a guarantor of the senior notes upon its formation in accordance with the terms of the Indenture.  Interest on the senior notes is payable semi-annually on November 1 and May 1. The senior notes mature on May 1, 2012. The senior notes are unsecured general obligations. As of September 30, 2009, accrued interest on the senior notes was $15.1 million.

The Indenture contains certain covenants, including limitations on restricted payments and the incurrence of indebtedness and reporting obligations. As of the date of this Annual Report, SGC is in compliance with all of its covenant requirements in the Indenture.

Amended Senior Secured Revolving Loan Agreement. Effective June 19, 2008, SGC entered into a $50.0 million Senior Secured Revolving Loan Agreement, which matured on June 19, 2009, subject to extension by SGC at its election (at any time after the six months anniversary of the closing date and prior to June 19, 2009) for an additional period of six months provided that no default or event of default existed at the time of election.  On June 11, 2009, SGC exercised this election, extending the maturity date to December 19, 2009.  Amounts borrowed under the Senior Secured Revolving Loan Agreement bear interest at either one, three or six-month LIBOR plus one and one quarter percent (1.25%), or the prime rate (as reported in The Wall Street Journal) plus one quarter percent (0.25%).  Any outstanding principal balance shall be paid by, or on, the maturity date.

SGC’s obligations under the Senior Secured Revolving Loan Agreement are secured by substantially all gaming and related assets (including substantially all gaming revenues) not constituting real property or improvements.  SGC’s obligations are guaranteed by SNFGC, STGC, SEGC and LGCC.  The guarantors’ obligations are secured by substantially all of each guarantor’s gaming and related assets (including substantially all gaming revenues) not constituting real property or improvements. The Senior Secured Revolving Loan Agreement contains certain financial covenants requiring minimum consolidated EBITDA of $160 million (on a rolling 12 month basis) and compliance with certain leverage and coverage ratios. The Senior Secured Revolving Loan Agreement also contains additional customary covenants, including covenants restricting the incurrence of additional indebtedness, the creation of additional liens and the disposition of assets. As of September 30, 2009, SGC was in compliance with all covenants in the Senior Secured Revolving Loan Agreement.

As of September 30, 2009, at SGC’s request, the lender under the Senior Secured Revolving Loan Agreement had issued letters of credit totaling $19.6 million, $13.2 million of which may be drawn upon to fund the purchase of certain parcels within the 50 acre “footprint” described in the Compact with New York State and designated for ownership by the Nation, with the remaining $6.4 million issued in connection with worker’s compensation policies and certain other contracts, as required.  On October 29, 2008, SGC borrowed $20.0 million under the Senior Secured Revolving Loan Agreement.  During the third quarter of fiscal year 2009, SGC paid $20.0 million on the Senior Secured Revolving Loan Agreement, leaving no outstanding balance at September 30, 2009.

Effective December 18, 2009, SGC amended the Senior Secured Revolving Loan Agreement to further extend the maturity date until December 31, 2011. Amounts borrowed under the Amended Senior Secured Revolving Loan Agreement continue to bear interest at either one, three or six-month LIBOR plus one and one quarter percent (1.25%), or the prime rate (as reported in The Wall Street Journal) plus one quarter percent (0.25%), with any outstanding principal balance to be paid by, or on, the new maturity date.  The $50.0 million commitment reduces in tandem with any reduction in the letter of credit requirement imposed by ESDC (as described above), up to an aggregate reduction of $10.0 million.  The Amended Senior Secured Revolving Loan Agreement requires that SGC maintain all of its deposit and investment accounts with the lender, subject to limited exceptions for certain existing accounts.

SGC’s obligations under the Amended Senior Secured Revolving Loan Agreement continue to be secured by substantially all gaming and related assets (including substantially all gaming revenues) not constituting real property or improvements. SGC’s obligations are guaranteed by SNFGC, STGC, SEGC and LGCC, and the guarantors’ obligations continue to be secured by substantially all of each guarantor’s gaming and related assets (including substantially all gaming revenues) not constituting real property or improvements. The Amended Senior Secured Revolving Loan Agreement modifies certain of the financial covenants contained in the Senior Secured Revolving Loan Agreement, including reducing the minimum consolidated EBITDA covenant from $160 million to $145 million (on a rolling 12 month basis) while modifying the total leverage ratio (of total funded debt to EBITDA) to a limit of 3.5 to 1.0.  The Amended Senior Secured Revolving Loan Agreement also continues to contain additional customary covenants, including covenants restricting the incurrence of additional indebtedness, the creation of additional liens and the disposition of assets.  As of the date of this Annual Report, SGC was in compliance with all covenants in the Amended Senior Secured Revolving Loan Agreement.

Distribution Agreement Obligations

On April 27, 2007, SGC entered into a Distribution Agreement among the Nation, the Seneca Nation of Indians Capital Improvements Authority, or the Authority, SGC and Wells Fargo Bank, National Association as Trustee, in connection with the Authority’s issuance in two series (one tax exempt and the other taxable) of an aggregate principal amount of $159,495,000 special obligation bonds, or the 2007 Bonds.  The Distribution Agreement obligates SGC, subject to any contractual restrictions applicable to SGC (including, but not limited to, those contained in the Indenture governing SGC’s 2004 and 2005 senior notes), to make monthly distributions to the Nation at the times and in the amounts necessary to enable the Authority to pay the debt service on the 2007 Bonds as required under the Authority’s indenture.  At the direction of the Nation and the Authority, SGC will pay such distributions directly to the Trustee.  The Authority’s debt service commenced on June 1, 2007.  For the period from June 1, 2007 through November 1, 2007, the Authority’s debt service averaged approximately $0.9 million per month. For the period from December 1, 2007 through June 1, 2008, the Authority’s debt service averaged approximately $1.7 million per month.  In June 2008, it was determined that the amortization (debt service) schedule upon which the foregoing $1.7 million monthly payment was made, was incorrect.  A corrected amortization schedule was provided and, after giving effect to a resulting credit for amounts overpaid, for the period from January 1, 2008 through December 1, 2023, the Authority’s debt service averages approximately $1.2 million per month. The foregoing debt service averages are based on scheduled payments of interest and principal under the Authority’s indenture and bonds and do not address the effects of any earlier call for redemption, by acceleration or otherwise.  The Distribution Agreement provides that neither the Trustee nor the Authority’s bondholders will have any recourse under the Distribution Agreement to any revenues, assets or property of SGC or its subsidiaries should SGC fail to comply with its distribution obligations.  For the period ended September 30, 2009, SGC distributed to the Nation $14.4 million for the Authority’s debt service on the special obligation bonds.

Other Commitments

We have acquired approximately 45 acres in the City of Niagara Falls, New York, designated by New York State under the Compact for ownership by the Nation, and intend to acquire approximately three additional acres. Under the Compact, the Nation is required to fund the acquisition of this property, including all related costs and expenses. As initial security for the Nation’s obligations to pay site acquisition costs and in furtherance of the ongoing condemnation proceeding, the Nation was required to deliver, and has delivered, to the Empire State Development Corporation, (ESDC) a letter of credit in the amount of $33.5 million representing 150% of the then estimate of the total remaining site acquisition costs not yet paid by the Nation.  On July 13, 2006, we acquired, through the condemnation process, approximately 18 acres of land and trade fixtures appurtenant thereto from Fallsite, LLC, or Fallsite and Fallsville, LLC, or Fallsville, for an aggregate initial advance payment of $18.0 million, which land is a portion of the land in the City of Niagara Falls, New York designated under the Compact for ownership by the Nation. Of this amount, $7.7 million was drawn on the letter of credit as part of the consideration for the purchase, leaving $25.8 million available under the letter of credit.  In March 2007, an additional $11.5 million was drawn under the letter of credit to fund the acquisition of 18 additional parcels of land and certain improvements.    In December 2007, an additional $3.0 million was drawn under the letter of credit to fund the acquisition of seven additional parcels of land owned by the City of Niagara Falls.  In connection with the closing of the Senior Secured Revolving Loan Agreement, at SGC’s request, the lender issued letters of credit totaling $19.6 million, $13.2 million of which may now be drawn upon to fund any court-awarded amounts or settlements arising out of valuation proceedings relating to the purchase of the remaining parcels within the 50 acre “footprint” described in the Compact. If the estimate of such site acquisition costs increases or if certain other events occur, the Nation may have to provide an additional letter of credit or replace the existing one with one for a larger monetary amount or, if acceptable to the ESDC, provide a supplemental cash escrow amount.  Unreimbursed amounts on the letter of credit may result in automatic draw-downs under the Senior Secured Revolving Loan Agreement.

The amounts paid to condemnees from whom we have acquired property are deemed to be advance payments. Pursuant to the New York State Eminent Domain Procedure Law, or EDPL, the New York state courts will determine the final purchase price to be paid to condemnees who elect to challenge the initial appraised value of their property.  To date, all record owners from whom property was condemned pursuant to the EDPL have reserved rights to claim additional compensation.  Four record owners have filed notices of claim to challenge the fair market value appraisals utilized by ESDC. Fallsite LLC and Fallsville Splash, LLC have filed notices of claim in the amounts of $40.0 million and $35.0 million for land and trade fixtures, respectively, relating to a former water park within the footprint.  ESDC’s fair market appraisal value for the foregoing was approximately $17.0 million.  If a court determines that the value for the land and improvements, including trade fixtures, is higher than what ESDC has determined to be their appraised values, then we may be liable for the difference and potentially also responsible for certain additional costs and payments to the applicable condemnee(s), such as their attorneys’ fees.  The valuation trial proceedings with regard to the former water park are complete. The decision of the court is pending and is expected in early 2010. Intertrust Development had filed a notice of claim for $15.8 million for land and trade fixtures associated with a former Holiday Inn hotel within the footprint. ESDC’s fair market appraisal value for the foregoing was $8.2 million (excluding fixtures).  We have agreed to a settlement of this matter with Intertrust, whereby Intertrust has received an additional $3.8 million in addition to the appraisal value of $8.2 million, and whereby we have agreed to purchase, for our business promotional use, tickets to Fallsview Waterpark, an affiliate of Intertrust, for $2.5 million to be paid in three installments over three years.  Pursuant to the stipulation of settlement, Intertrust has executed a release of SNFGC, ESDC and the Seneca Nation of Indians with respect to the valuation proceeding, and ESDC and Intertrust agree to file a stipulation of discontinuance. Additionally, JFD Holdings has filed a notice of claim for $1.1 million for a parcel of land at 621 Niagara Street within the footprint.  ESDC’s fair market appraisal for the foregoing is approximately $550,000.  No trial date has yet been set. Also, three individuals have filed notices of claim with respect to four parcels within the footprint seeking $955,000, in aggregate, for the four parcels.  ESDC’s fair-market appraisal for the four properties, in aggregate, is $185,000.  No trial dates have been set.

If a court determines that the value for the land and improvements, including trade fixtures, is higher than what ESDC has determined to be their values, then we may be liable for the difference and potentially also responsible for certain additional costs and payments to the applicable condemnee(s), such as their attorneys’ fees.  As of September 30, 2009, $1.7 million of the previously recorded reserve of $6.4 million remained for such matters and is included in the other current and long-term liabilities sections on SGC’s consolidated balance sheet.  Should our liability be greater than our reserve for such matters, it could have a negative impact on our income and financial condition.

The additional land acquired by SNFGC in Niagara Falls, New York within the 50-acre “footprint” has not yet been transferred to the Nation. We can provide no assurance that, upon transfer of such land to the Nation, restricted fee status for such land will be sought by the Nation or, if sought, approved.

Expansion and Development Plans

On October 19, 2009 we broke ground on an expansion of our Seneca Buffalo Creek temporary facility, which will add approximately 5,300 square feet of gaming space and will accommodate 200 to 250 additional slot machines. The expansion is due to be completed in spring 2010. The Nation has offered SEGC a $9 million unsecured loan for purposes of financing this project.   If utilized, the proposed loan would carry an interest rate of 5% per annum with principal and interest payable monthly over a 12 month period commencing on the 15th day of the calendar month following the opening of the expansion.  Notwithstanding this project, during the next 18 months, due to liquidity concerns, ongoing demands on our cash, and the state of the capital markets, it is unlikely that we will make substantial capital investments in our gaming facilities.

In March 2008, the Company completed a 109 slot machine expansion (for a total of 244 slot machines) of the temporary Seneca Buffalo Creek Casino.  Construction of the permanent Seneca Buffalo Creek Casino and Hotel commenced in January 2008, with completion estimated for Summer 2010.  The permanent complex was originally planned to feature 90,000 square feet of gaming space with 2,000 slot machines, 45 table games and a 22-story all suite hotel with approximately 206 rooms.  We suspended construction on the permanent Seneca Buffalo Creek Casino and Hotel in August 2008 for reasons including:  the continuing economic recession; inability to obtain construction financing at reasonable interest rates; and operating and other demands on our available cash, such as our payments to the Nation.  As of September 30, 2009, due to the continuation of weak economic conditions, adverse credit market conditions and an uncertain economic outlook construction remained suspended indefinitely.  As a result of these circumstances and an impairment charge of $87.0 million was recognized for costs incurred related to this project in Fiscal 2009.

In March 2008, we completed the conversion of the former temporary casino facility at Seneca Allegany Casino and Hotel, at a cost of approximately $29.3 million and approximately $4 million under budget, into an approximate 2,300 seat events center with additional administrative and support space.  The exterior landscaping and façade enhancements, originally planned as part of the conversion of the temporary casino, have been deferred to the next phase of construction.

Construction on our next phase of development at Seneca Allegany Casino and Hotel, which was planned to include an additional 200 room hotel tower, and up to 30,000 square feet of additional gaming space and related amenities, for a total estimated cost of up to $130 million, was suspended for reasons including:  the continuing economic recession; inability to obtain construction financing at reasonable interest rates; and operating and other demands on our available cash, such as our payments and distributions to the Nation.  As of September 30, 2009, due to the continuation of weak economic conditions, adverse credit market conditions and an uncertain economic outlook, construction remained suspended indefinitely.  As a result of these circumstances an impairment charge of $17.1 million was recognized in Fiscal 2009 for costs incurred related to this project.

In July 2007, the Company commenced construction of the Seneca Hickory Stick Golf Club, an 18-hole Robert Trent Jones II designed golf course, located in Lewiston, New York, approximately eight miles from the Seneca Niagara Casino and Hotel. It is anticipated that the official opening of the course will occur in 2010.  As of September 30, 2009, the Company has incurred $20.8 million for the purchase of land and construction, with a total cost to construct the golf course and related amenities estimated to be approximately $25.5 million.

Taking into account the suspension of construction activities previously noted, we expect cash generated from our operations, available cash and cash equivalents and short-term investments as of September 30, 2009 to be sufficient to service our debt, satisfy our other financial obligations, and to meet our working capital requirements for the remainder of the current fiscal year.

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

We are leveraged and have significant interest payment requirements under the senior notes Indenture, in addition to distribution obligations under the Distribution Agreement and other commitments from time to time to the Nation. We make distributions to the Nation pursuant to declarations by our board of directors.  During Fiscal 2009, we distributed $42.2 million to the Nation pursuant to such declarations. We distributed an additional $14.4 million to the Nation in Fiscal 2009 pursuant to the Distribution Agreement. As such, limitations on our capital resources could force us to delay or abandon capital projects as well as the construction and development of proposed expansion projects.

Contractual Obligations

The following table reflects our significant contractual obligations as of September 30, 2009:

	Payment due by period
			2 - 3	4 - 5	After 5
Contractual Obligations	Total	1 Year	Years	Years	Years
(Dollars in Thousands)
Principal amount of the 2004 senior notes	$300,000	$—	$300,000	$—	$—
Principal amount of the 2005 senior notes	200,000	—	200,000	—	—
Interest payments on 2004 senior notes(1)	54,375	21,750	32,625	—	—
Interest payments on 2005 senior notes(1)	36,250	14,500	21,750	—	—
Seneca Niagara Casino Head Lease with the Nation(2)	541,298	36,087	72,173	72,173	333,800
Seneca Allegany Casino Head Lease with the Nation(3)	360,000	24,000	48,000	48,000	222,000
Seneca Buffalo Creek Casino Head Lease with the Nation (4)	238,703	15,914	31,827	31,827	147,200
Distribution Agreement for municipal bonds (5)	208,834	14,830	29,657	29,661	134,686

Total	$1,939,459	$127,080	$736,032	$181,661	$837,686

(1)                   Interest on the 2004 and 2005 senior notes is 7.25%.

(2)                   Amounts represent annual lease payments based upon approximately $3.0 million per month.  See “Item 13 — Certain Relationships and Related Transactions and Director Independence — Transactions with the Nation — Land Leases from the Nation,” for information regarding annual lease payments.

(3)                   Amounts represent annual lease payments based upon approximately $2.0 million per month.  See “Item 13 — Certain Relationships and Related Transactions and Director Independence — Transactions with the Nation — Land Leases from the Nation,” for information regarding annual lease payments.

(4)                   Amounts represent annual lease payments based upon approximately $1.3 million per month.  See “Item 13 — Certain Relationships and Related Transactions and Director Independence — Transactions with the Nation Land Leases from the Nation,” for information regarding annual lease payments.

(5)               The Distribution Agreement with the Nation covers principal and interest payments for the Seneca Nation of Indians Capital Improvements Authority bonds with an aggregate principal amount of $159.5 million.  Payments are made monthly per the Distribution Agreement beginning in June 2007 and will continue through December 2023.

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

Recent Accounting Pronouncements

During September 2009, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162, (the “Codification”) (previously “SFAS 168”) became effective. Accordingly, the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification became the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. The implementation of the Codification did not have an impact on our consolidated financial statements, as it did not modify any existing authoritative GAAP.

Subsequent to the adoption of the Codification, any change to the source of authoritative GAAP will be communicated through an Accounting Standards Update (“ASU”). ASUs will be published by the FASB for all authoritative GAAP promulgated by the FASB, regardless of the form in which such guidance may have been issued prior to release of the Codification. Prior to inclusion in an ASU, the standard-setting organizations and regulatory agencies continue to issue proposed changes to the accounting standards in previous form (e.g., FASB Statements of Financial Accounting Standards, Emerging Issues Task Force (“EITF”) Abstracts, FASB Staff Positions, SEC Staff Accounting Bulletins, etc.).

A variety of additional proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of such proposed standards would have on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices.  Our primary exposure to market risk is interest rate risk associated with variable rate indebtedness pursuant to our Amended Senior Secured Revolving Loan Agreement.

Effective June 19, 2008, SGC entered into a $50.0 million Senior Secured Revolving Loan Agreement, which matured on June 19, 2009, subject to extension by SGC at its election (at any time after the six months anniversary of the closing date and prior to June 19, 2009) for an additional period of six months provided that no default or event of default existed at the time of election.  On June 11, 2009, SGC exercised this election, extending the maturity date to December 19, 2009.  Effective December XX, 2009, SGC amended the $50.0 million Senior Secured Revolving Loan Agreement, further extending the maturity date to December 31, 2011. Amounts borrowed under the Amended Senior Secured Revolving Loan Agreement bear interest at either one, three or six-month LIBOR plus one and one quarter percent (1.25%), or the prime rate (as reported in The Wall Street Journal) plus one quarter percent (0.25%).   See “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources — Principal Debt Arrangements” for further information relating to the Senior Secured Revolving Loan Agreement.

Since our senior notes are fixed-rate indebtedness, and our obligations under the Distribution Agreement are based upon fixed-rate indebtedness of the Authority, we believe that our overall exposure to market risk in the form of interest rate fluctuations is low.  Due to the significant portion of outstanding debt being fixed rate indebtedness, we believe a 100 basis point change in interest rates would not have a material effect on our consolidated financial statements in Fiscal 2008 and Fiscal 2009.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements and notes thereto, referred to in Item 15(a)(1) of this Annual Report, are filed as part of this Annual Report and appear beginning on page F-1.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2009.  This evaluation has allowed us to make conclusions, as set forth below, regarding the effectiveness of our disclosure controls and procedures.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including cost limitations, the possibility of human error, judgments and assumptions regarding the likelihood of future events, and the circumvention or overriding of the controls and procedures.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving the desired control objective.  We believe our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. We also believe our disclosure controls and procedures are designed to ensure that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation of the effectiveness of our disclosure controls and procedures, as of September 30, 2009, completed by our management, with the participation of our Chief Operating Officer and Chief Financial Officer (as our principal executive officer and principal financial officer, respectively), our Chief Operating Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures were effective.

Management’s Report On Internal Control Over Financial Reporting

Seneca Gaming Corporation management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Corporation’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

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

Management has assessed the effectiveness of the Corporation’s internal control over financial reporting as of September 30, 2009 based upon the criteria set forth in a report entitled Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management has concluded that the Corporation maintained effective internal control over financial reporting as of September 30, 2009.

This annual report does not include an attestation report of Ernst & Young LLP, the Corporation’s independent registered public accounting firm, regarding internal control over financial reporting. Management’s report was not subject to attestation by the Corporation’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Corporation to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

By:	/s/ Catherine Walker	By:	/s/ David Sheridan

	Catherine Walker		David Sheridan
	Chief Operating Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial Officer)

Item 9B. Other Information

The following disclosure is made in lieu of disclosures under Item 1.01. Entry Into a Material Definitive Agreement, and Item 2.03.  Creation of a Direct Financial Obligation, on a Current Report on Form 8-K.

December 18, 2009 Amendment of $50 Million Senior Secured Loan Agreement

On June 19, 2008, SGC entered into a one year Senior Secured Revolving Loan Agreement with KeyBank National Association that established a $50 million senior secured revolving credit facility.  SGC established the credit facility for working capital purposes, and to obtain the release of approximately $16.8 million of cash which had previously been held by KeyBank as collateral for outstanding letters of credit.  SGC’s obligations under the credit facility are secured by substantially all gaming and related assets (including gaming revenues) not constituting real property or improvements.  SGC’s obligations are guaranteed by each of the following wholly-owned subsidiaries of SGC:  Seneca Niagara Falls Gaming Corporation, Seneca Territory Gaming Corporation, Seneca Erie Gaming Corporation and Lewiston Golf Course Corporation (collectively, the “Guarantors”).  The Guarantors’ obligations are secured by substantially all of each Guarantor’s gaming and related assets (including gaming revenues) not constituting real property or improvements.

The June 19, 2009 maturity date could be extended by SGC at its election (at any time after the six months anniversary of the closing date and prior to June 19, 2009) for an additional period of six months provided that no default or event of default exists at the time of election.  SGC exercised that election extending the maturity date to December 19, 2009.

Effective December 18, 2009, SGC amended its Senior Secured Revolving Loan Agreement, pursuant to a First Amendment to Loan Agreement, to further extend the maturity date until December 31, 2011. Amounts borrowed under the Amended Senior Secured Revolving Loan Agreement continue to bear interest at either one, three or six-month LIBOR plus one and one quarter percent (1.25%), or the prime rate (as reported in The Wall Street Journal) plus one quarter percent (0.25%), with any outstanding principal balance to be paid by, or on, the new maturity date.  The $50.0 million commitment reduces in tandem with any reduction in the letter of credit requirement imposed by ESDC (as described above), up to an aggregate reduction of $10.0 million.  The Amended Senior Secured Revolving Loan Agreement requires that SGC maintain all of its deposit and investment accounts with the lender, subject to limited exceptions for certain existing accounts. The Amended Senior Secured Revolving Loan Agreement also modifies certain of the financial covenants contained in the Senior Secured Revolving Loan Agreement, including reducing the minimum consolidated EBITDA covenant from $160 million to $145 million (on a rolling 12 month basis) while modifying the total leverage ratio (of total funded debt to EBITDA) to a limit of 3.5 to 1.0.

The forgoing description of the Senior Secured Loan Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the First Amendment to Loan Agreement attached as Exhibit 10.29 to this Annual Report on Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth information concerning our executive officers and directors as of the date of this Annual Report on Form 10-K:

Name	Age	Position
Catherine Walker (1)	54	Chief Operating Officer (Principal Executive Officer)
David Sheridan	36	Chief Financial Officer (Principal Financial and Accounting Officer)
Robert Chamberlain	53	Senior Vice President of Design and Construction
James Wise (2)	51	Senior Vice President of Marketing

Jeffrey Gill (3)	51	Chairman of the Board of Directors
Robert E. Mele (4)	51	Vice Chairman of the Board of Directors
Kevin W. Seneca	55	Treasurer and Director
Karen Karsten (4)	42	Secretary and Director
Richard K. Nephew (4)	69	Director
Ina K. Locke (4)	58	Director
Mark I. Halftown (4)	39	Director

(1)                   Ms. Walker was appointed as Chief Operating Officer on April 25, 2008 and has served as principal executive officer since April 24, 2009.

(2)                   Mr. Wise was appointed Senior Vice President of Marketing on November 30, 2009.

(3)                   Elected as Chairman of the Board on September 25, 2009.

(4)                   Appointed to serve as a Director by the Nation’s Council on September 4, 2009.

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

These amendments also (i) prohibit SGC and its subsidiaries from engaging in any activities to politically influence any Indian nation, federal, state, or local government or their officials, (ii) clarify that the requirement that board members shall not have been convicted of a “Felony” to involve only those offenses set forth under the Indian Major Crimes Act (18 U.S.C. §1153) and (iii) change the board membership requirement to require at least five members of each board to be enrolled members of the Nation and that no members of Council may serve on the boards of directors. As previously discussed, all of our Class II gaming operations were transferred to the Nation as of January 1, 2005.

On April 23, 2009, the Council approved additional amendments to the Charters of SGC and its subsidiaries.  The principal changes were as follows:  (1) prohibiting Nation elected officials (such as the President, Treasurer or Clerk) from being eligible to serve on the board of directors; (2) clarifying that public notice of board vacancies shall be made by February 1 of each year, that board candidates shall apply to Council for consideration and shall be interviewed, and that vacancies shall be filled following at least 30 days public notice, unless in the event of an emergency; (3) adding a requirement that board members be certified by the SGA as having met the substantive standards necessary to obtain a license from the SGA if such candidate were a “Class III Gaming Key Employee” (as defined in the Nation’s Class III Gaming Ordinance), (4) providing that at least one board member shall possess a Master of Business Administration or Juris Doctorate degree, be a Certified

Public Accountant, or have at least ten years experience as a senior manager or board member of a publicly held gaming corporation; (5) detailing board members’ fiduciary duties to SGC, including duties or care, loyalty and obedience, and (6) providing that SGC shall hold a meeting open to the Seneca public on the fourth Saturday of January, April, July, and October every year for purposes of providing information to the Seneca public on the health and well-being of the Company.

Catherine Walker was appointed our Chief Operating Officer on April 25, 2008 and has served as our principal executive officer since April 24, 2009.  Ms. Walker has been a casino executive since 1995, and joined SGC from the Trump Marina Hotel Casino in Atlantic City, New Jersey, where she had served as General Manager since December 2003.  Prior to that time, she served as General Manager of the Trump Taj Mahal Casino in Atlantic City from April 2003 to December 2003, and as General Manager of the Trump Indiana Hotel Casino in Gary, Indiana from August 2000 to April 2003.  Ms. Walker’s professional experience also includes serving in managerial positions with Harrah’s Casino in East Chicago, Indiana and Players Island Hotel Casino in Lake Charles, Louisiana, in addition to serving for 13 years as an Assistant General Counsel with the New Jersey Casino Control Commission.

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

Robert Chamberlain was appointed Senior Vice President of Design and Construction on June 30, 2008. Prior to that time, Mr. Chamberlain was principal of Chamberlain Engineering, Inc. where he provided design, construction and owner representative services to numerous corporate clients throughout the United States. Prior to 1993, Mr. Chamberlain held staff and management positions for internationally recognized design firms. Mr. Chamberlain’s involvement with the SGC began in January 2006 when he was retained to oversee the planning, design and construction of all the SGC’s capital projects. Preceding that, Mr. Chamberlain provided owner’s representative services to Foxwoods Resort Casino for eight years.  Mr. Chamberlain is a registered professional engineer.

James Wise was appointed Senior Vice President of Marketing on November 30, 2009. Prior to that time, Mr. Wise was Vice President of Marketing at the Mohegan Sun at Pocono Downs since May 2006, Corporate Director of Communications at Argosy Gaming Company since April 2003, and Corporate Marketing Director at Hollywood Casino Corporation since 1998. Mr. Wise has more than 20 years experience in the gaming industry and has held management positions with the Tropicana Hotel and Casino in Atlantic City, the Sands Hotel and Casino in Atlantic City, and the Mohegan Sun at Pocono Downs in Pennsylvania.

Jeffrey L. Gill was appointed Chairman of the board of directors of SGC on September 25, 2009, after having served as Vice Chairman of the board of directors of SGC since September 2008.  He has been a member of the board of directors of SGC since January 2008.  Mr. Gill’s current SGC Board term expires at the Board’s first meeting after March 31, 2010. From June 2005 to June 2007, Mr. Gill served as Chairman of the Seneca Gaming Authority.  Mr. Gill retired as an Erie County, New York Sheriff’s Deputy in December 2004.   Mr. Gill also serves on the board of directors of SNFGC, STGC, SEGC and LGCC, each subsidiaries of SGC.

Robert E. Mele has served as Vice Chairman of the board of directors of SGC since September 2009.  Mr. Mele’s current SGC Board term expires at the Board’s first meeting after March 31, 2012.  Mr. Mele has approximately 30 years of financial experience and knowledge serving in numerous senior executive and management positions, both domestically and internationally. He currently serves as Chief Financial Officer of Seneca Construction Management Corporation, an affiliate of SGC, a position he has held since 2005.  Prior to that time, Mr. Mele was involved in community development activities in Mexico City, after serving as Vice President of Finance and Administration / Acting CEO of Diveo Internet de Mexico

during 2001 and 2002, and Vice President of Finance and Administration for MCM Telecom from 1996 to 2001, both in Mexico City, Mexico.  Mr. Mele is a graduate of Harvard University and the Wharton School of Business.  Mr. Mele also serves on the board of directors of SNFGC, STGC, SEGC and LGCC, each subsidiaries of SGC.

Kevin Seneca has served as Treasurer of the board of directors of SGC since September 2009. He has served as a member of the board of directors of SGC since December 2008.  Mr. Seneca’s current SGC board term expires at the Board’s first meeting after March 31, 2010.  From November 2006 to November 2008, Mr. Seneca served as Treasurer of the Seneca Nation, and prior to that time, Mr. Seneca was a small business operator and tobacco wholesaler.  Mr. Seneca also serves on the board of directors of SNFGC, STGC, SEGC and LGCC, each subsidiaries of SGC, in addition to Seneca Catskills Gaming Corporation, an affiliate of SGC.

Karen Karsten has served as Secretary of the board of directors of SGC since September 2009. Ms. Karsten’s current SGC Board term expires at the Board’s first meeting after March 31, 2011. Prior to her board appointment, Ms. Karsten was employed in managerial capacities with the SGC as Executive Director of Entertainment from 2006 to 2009, Entertainment Director during 2005 to 2006, and Entertainment Manager from 2002 to 2005. Ms. Karsten also serves on the board of directors of SNFGC, STGC, SEGC and LGCC, each subsidiaries of SGC.

Richard K. Nephew has served as a member of the board of directors of SGC since September 2009.  Mr. Nephew’s current SGC Board term expires at the Board’s first meeting after March 31, 2011.  Mr. Nephew’s prior business experience includes serving as Chairman of the Nation’s Class II Gaming Commission, Chairman of the Seneca Nation Investment Board, Chairman of the Seneca Nation Economic Development Corporation; and 33 years experience with the Federal Bureau of Indian Affairs, in their Office of Trust and Economic Development, Division of Financial Assistance from 1960 to 1993. Mr. Nephew also serves on the board of directors of SNFGC, STGC, SEGC and LGCC, each subsidiaries of SGC.

Ina K. Locke has served as a member of the board of directors of SGC since September 2009. Ms. Locke’s current SGC Board term expires at the Board’s first meeting after March 31, 2011.  Ms. Locke currently serves as a Senior Health Information Assistant for the Seneca Nation Health Department, a position she has held since 2005.  Ms. Locke’s prior experience includes approximately 25 years experience with the Seneca Nation of Indians Health Department, service as a Commissioner on the Nation’s Import Export Commission, service as an elected member of Tribal Council, Commissioner with the Seneca Nation Housing Authority, and service as Board of Education Member.  Ms. Locke also serves on the board of directors of SNFGC, STGC, SEGC and LGCC, each subsidiaries of SGC.

Mark I. Halftown has served as a member of the board of directors of SGC since September 2009. Mr. Halftown’s current SGC Board term expires at the Board’s first meeting after March 31, 2012. Mr. Halftown has served as Budget Monitor for the Seneca Nation Health Department since July 2007, after previously serving as Finance Officer for Seneca Smoke Shop from June 2002 to April 2007.  Mr. Halftown’s other experience includes service as a Finance Specialist for the Seneca Nation Health Center, Program Director for the Seneca Nation Mortgage Program; and internal auditor for the Seneca Nation Fiscal Affairs Department.  Mr. Halftown also serves on the board of directors of SNFGC, STGC, SEGC and LGCC, each subsidiaries of SGC.

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

The audit committee is comprised of members from the board of directors. The members of our audit committee are Kevin W. Seneca, Chairman of the committee, Robert E. Mele, Karen Karsten, Richard K. Nephew and Mark I. Halftown.

Audit Committee Financial Expert

The SGC Audit Committee does not have an audit committee financial expert for purposes of Item 407(d)(5)(ii) of Regulation S-K, as adopted by the SEC.  While we are not required to have an audit committee financial expert, the board of directors believes that the addition of Robert E. Mele to the Audit Committee in September 2009, provides a great benefit to the Board’s Audit Committee given Mr. Mele’s financial background and experience.

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

Item 11. Executive Compensation

Compensation Discussion and Analysis

Overview

This Item provides an analysis of our compensation program and policies for our named executive officers in Fiscal 2009, the material compensation decisions we have made under such program and policies, and the material factors that we considered in making those decisions.  For the purposes of this Item 11, our “named executive officers” are as follows:

•      Catherine Walker, Chief Operating Officer and current principal executive officer;

•      E. Brian Hansberry, who held the office of President and Chief Executive Officer until April 24, 2009;

•      David Sheridan, Chief Financial Officer;

•      Barry W. Brandon, who held the office of Senior Vice President and General Counsel until November 13, 2008;

•                 Rajat Shah, who held the office of  Senior Vice President of Corporate Development and General Counsel until September 2, 2009; and

•                 Robert Chamberlain, Senior Vice President of Design and Construction.

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

In light of this highly competitive market, the objectives of our compensation program are to attract executive officers, to encourage retention and to motivate and reward these officers to drive the successful implementation of our current and long-term financial and operating goals.

Roles in Establishing Executive Compensation

Compensation for our named executive officers is set by our full board of directors and not by a compensation committee. We do not have a standing compensation committee or committee performing similar functions.  The entire board of directors participates in the consideration of compensation for our named executive officers.  The board of directors has historically relied on the recommendations and input of the President and CEO in making compensation decisions for the named executive officers subordinate to the President and CEO, as a component of employment agreement negotiations.  Additionally, in 2005 and again in 2007, we engaged Towers Perrin, Forster & Crosby, Inc., or Towers Perrin, as its independent consultant to assist us in setting executive compensation, and in particular, the compensation for the President and CEO.  The purpose of the 2005 Towers Perrin engagement was to assess the competitiveness of our executive compensation program to help ensure that our compensation program was competitive with market levels.

The board of directors retained Towers Perrin again in November 2007 to review our current compensation program for executives and to provide analysis and recommendations for better aligning our compensation program with our short and long term goals.  Under its most recent engagement, Towers Perrin reported directly to the board of directors and did not perform services for management. However, the President and CEO and other senior management participated in a number of meetings and telephone calls with Towers Perrin and the board of directors with regard to Towers Perrin’s services. All decisions with respect to accepting or rejecting recommendations of the compensation consultant are made by the board of directors.

Overview of Compensation Program

The primary element of our named executive officers’ compensation is annual base salary, which provides fixed compensation based on competitive market practice.  In addition to base salaries, compensation packages provided to our named executive officers include the following secondary elements:

•                  severance benefits for terminations under certain cases, as provided in the named executive officers’ respective employment agreements;

•                  matching contributions to the named executive officers who participate in our 401(k) Plan; and

•                  other benefits including health and dental insurance, and limited perquisites.

We are wholly-owned by, and a governmental instrumentality of, the Nation, and cannot grant equity awards or options to our executives.  We have therefore used cash compensation and benefits as the primary components of executive compensation.  Since the Board of Directors generally suspended performance-based bonuses in August 2006, cash compensation has been in the form of base salaries. Our compensation program for named executive officers continues to undergo analysis by the board of directors.

Elements of Named Executive Officer Compensation

Annual Base Compensation. Annual base salaries serve as the primary component of our executives’ overall compensation. While the board considers the value of the secondary elements of compensation when establishing an executive officer’s overall compensation package, we anticipate that the executive will derive a substantial portion of his or her compensation directly from base salary and we set salaries accordingly.  Annual base compensation amounts are set forth in each named executive officer’s respective employment agreements and are intended to be reasonably related to the base salary levels of executive officers of comparable companies in the gaming and hospitality fields and in the geographical region in which we are located. Our named executive officers’ base salary levels were not objectively determined with a formula but instead reflect levels that the board of directors concluded were appropriate based upon position, experience and the recommendations of senior executives.

CEO Retention Bonus.  The compensation terms for Brian Hansberry, who served as our President and CEO until April 24, 2009, differ from those of our other current named executive officers in that he was the only executive entitled to receive a “retention bonus,” which was in the amount of $532,500 for Fiscal 2009.  This retention bonus supplemented his annual base compensation of $360,000, which amount was originally established upon Mr. Hansberry’s appointment as General Manager of the Seneca Niagara Casino and Hotel.  The retention bonus was treated in the same manner as Mr. Hansberry’s annual base compensation, and was paid weekly on a pro rata basis.  The foregoing compensation terms for the retention bonus were entered into upon Mr. Hansberry’s agreement to serve as interim President and CEO and were intended to be superseded in the event Mr. Hansberry was appointed as the permanent President and CEO.  Mr. Hansberry was appointed permanent President and CEO on September 19, 2007.  The terms of Mr. Hansberry’s new employment agreement were never formally negotiated, and Mr. Hansberry continued to be paid under the financial terms set during Fiscal 2008 until his termination.  The board believes that the use of the retention bonus was appropriate given the exceptional circumstances, and that it was necessary to facilitate a smooth transition following Mr. Hansberry’s promotion.

Severance Benefits. Each named executive officer’s employment agreement provides for the payment of severance benefits upon the executive’s departure from our company in certain specified circumstances.  The severance benefits primarily consist of our agreement to pay the named executive officer’s base compensation for a defined period following termination equal to the lesser of (a) 18 months or (b) the remainder of the employment term specified in the employment agreement.  For a description of the events that trigger the payment of severance and the amounts of the payments, see “Potential Payments to Named Executives Upon Termination,” below.  The board has provided for severance benefits in employment agreements because it believes such provisions have been customary in the industry and are important for recruiting and attracting top executive talent to SGC, and to the Western New York region.

Other Compensation and Perquisites. In addition to the compensation described above, we also provide the executive officers with other benefits to assist us in remaining competitive in the marketplace and to encourage such named executive officers to remain with us.  Although we do not view perquisites as a significant element of our comprehensive compensation structure, we do believe that they can be used in conjunction with base salary to attract, motivate and retain individuals in a competitive environment.  In particular, we have an executive medical reimbursement plan, Exec-U-Care®, pursuant to which named executive officers are entitled to reimbursement for up to $100,000 in otherwise uncovered medical expenses. We pay all premiums for this plan on behalf of our named executive officers. As of September 30, 2009, the annual premium cost was approximately $6,900 plus an 11% processing fee applied to all eligible reimbursements for each named executive officer covered by this plan.

We do not have a pension plan, a non-qualified defined contribution plan, or any other non-qualified deferred compensation plans. Named executive officers may elect to participate in retirement plan benefits under our 401(k) plan generally available to all of our employees, and are eligible for an employer matching contribution.

Employment Agreements.  Through Fiscal 2009, we have entered into employment agreements with each of our named executive officers.  The employment agreements provide, among other matters, the amount and form of compensation available to these named executive officers.  The board believes that it is customary in the industry for members of senior management to have employment agreements, and that in line with its objective of being competitive in the marketplace and attracting desirable executives, it has been in the SGC’s best interest to establish these agreements.  In addition to providing the details of the executive’s compensation, our employment agreements commit our executives to a multi-year term, which the board believes should encourage retention.  Furthermore, these agreements include protective provisions, such as noncompetition and nonsolicitation covenants that the board believes are significant to protecting SGC’s long-term interests.  Each employment agreement was the product of arms’-length negotiations between the board of directors and the then-current President and CEO (for executives subordinate thereto), and the executive.  For a description of the employment agreements, see “Executive Employment Agreements,” below.

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

Board of Directors

Jeffrey L. Gill

Robert E. Mele

Kevin W. Seneca

Karen Karsten

Richard K. Nephew

Ina K. Locke

Mark I. Halftown

SUMMARY COMPENSATION TABLE

The following table sets forth information regarding compensation for the fiscal year ended September 30, 2009 earned by or paid to our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)		(j)

Catherine Walker Chief Operating Officer (1)	2009 2008	804,375 428,366	— —	— —	— —	— —	— —	13,675 8,607	(2)	818,050 436,973

E. Brian Hansberry Former President and CEO (3)	2009 2008 2007	524,344 360,000 360,000	— 532,500 304,616	— — —	— — —	— — —	— — —	164,719 13,851 3,277	(4)	689.063 906,351 667.892

David Sheridan Chief Financial Officer	2009 2008	325,000 81,250	— —	— —	— —	— —	— —	28,646 62	(5)	353,646 81,312

Rajat Shah Former Senior Vice President of Corporate Development and General Counsel (6)	2009 2008 2007	700,000 700,000 700,000	— — —	— — —	— — —	— — —	— — —	13,307 12,389 3,154	(7)	713,307 712,389 703,154

Barry W. Brandon Former Senior Vice President and General Counsel (8)	2009 2008 2007	107,692 700,000 700,000	— — —	— — —	— — —	— — —	— — —	623,001 23,117 17,613	(9)	730,693 723,117 717,613

Robert Chamberlain Senior Vice President of Design and Construction	2009 2008	546,880 126,923	— —	— —	— —	— —	— —	2,882 —	(10)	549,762 126,923

(1)	Ms. Walker was appointed as Chief Operating Officer on April 25, 2008 and has served as Principal Executive Officer since April 24, 2009.

(2)

All other compensation in column (i) for Ms. Walker includes 401(k) matching contributions from the Company in the amount of $3,894 and $9,781 in the aggregate for limited perquisites which include reimbursement under the Exec-U-Care® medical insurance program, reimbursement of disability insurance premiums and Company-funded dry cleaning services.

(3)	Mr. Hansberry’s employment as our President and CEO terminated effective April 24, 2009.

(4)

All other compensation in column (i) for Mr. Hansberry includes severance compensation earned under the executive’s employment agreement in the amount of $155,275, 401(k) matching contributions from the Company in the amount of $3,675 and $5,769 in the aggregate for limited perquisites which include reimbursement under the Exec-U-Care® medical insurance program and Company-funded dry cleaning services.

(5)

All other compensation in column (i) for Mr. Sheridan includes reimbursement of relocation expenses of $15,878, 401(k) matching contributions from the Company in the amount of $1,594 and $11,174 in the aggregate for limited perquisites which include reimbursement under the Exec-U-Care® medical insurance program and Company-funded dry cleaning services.

(6)	Mr. Shah’s employment as our Senior Vice President of Corporate Development and General Counsel terminated effective September 2, 2009.

(7)

All other compensation in column (i) for Mr. Shah includes 401(k) matching contributions from the Company in the amount of $3,675 and $9,632 in the aggregate for limited perquisites which include reimbursement under the Exec-U-Care® medical insurance program and Company-funded dry cleaning services.

(8)	Mr. Brandon’s employment as our Senior Vice President and General Counsel terminated effective November 13, 2008.

(9)

All other compensation in column (i) for Mr. Brandon includes severance compensation paid under the executive’s separation agreement in the amount of $611,538 and $11,463 in the aggregate for limited perquisites which include reimbursement under the Exec-U-Care® medical insurance program and Company-funded dry cleaning services.

(10)

All other compensation in column (i) for Mr. Chamberlain includes 401(k) matching contributions from the Company in the amount of $2,523 and $359 in the aggregate for limited perquisites which include Company-funded dry cleaning services.

Executive Employment Agreements

The primary components of the compensation of each currently employed named executive officer are set forth in written employment agreements between SGC and the executive.  The material provisions of such existing agreements are described below.   Potential payments upon termination (for currently employed named executive officers) and actual payments upon termination (for three named executive officers terminated during Fiscal 2009) and certain conditions to such payments are discussed separately, below.

Catherine Walker.  Ms. Walker and SGC entered into an employment agreement as of March 16, 2008, pursuant to which Ms. Walker agrees to serve as Chief Operating Officer of each of SGC, SNFGC, STGC and SEGC through March 15, 2011, unless her employment is terminated earlier pursuant to the terms of the agreement or renewed by subsequent written agreement.  The agreement further provides for an annual base salary of $825,000 for SGC’s fiscal year ending September 30, 2008, after which time SGC shall determine in its discretion whether to increase her salary and the timing thereof.  Ms. Walker’s annual base salary has not been increased by the board of directors. Ms. Walker may also be eligible for a performance bonus in the sole discretion of SGC’s board of directors.

David Sheridan.  Mr. Sheridan and SGC entered into an employment agreement as of July 1, 2008, pursuant to which Mr. Sheridan agrees to serve as Chief Financial Officer of each of SGC, SNFGC, STGC and SEGC through June 30, 2011.  The agreement further provides for an annual base salary of $325,000 for the SGC’s fiscal year ending September 30, 2008, after which time the SGC shall determine in its discretion whether to increase his salary and the timing thereof.  Mr. Sheridan’s annual base salary has not been increased by the board of directors.  Mr. Sheridan may also be eligible for a performance bonus in the sole discretion of the SGC’s board of directors.

Robert Chamberlain.  Mr. Chamberlain and SGC entered into an employment agreement as of June 26, 2008, pursuant to which Mr. Chamberlain agrees to serve as Senior Vice President of Design and Construction of each of SGC, SNFGC, STGC and SEGC through June 25, 2011.  The agreement further provides for an annual base salary of $550,000 for the SGC’s fiscal year ending September 30, 2008, after which time the SGC shall determine in its discretion whether to increase his salary and the timing thereof.  Mr. Chamberlain’s annual base salary has not been increased by the board of directors.  Mr. Chamberlain may also be eligible for a performance bonus in the sole discretion of the SGC’s board of directors.

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

•                  In the case of Ms. Walker, if any event renders it unlawful for the Nation and/or SGC to continue to conduct casino gaming on the Nation’s territories or if SGC permanently ceases for any reason within SGC’s or the Nation’s control to conduct casino gaming on Nation Territory;

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

•                  the failure to perform any material term or condition of their employment agreements after written notice thereof from SGC and a reasonable opportunity to cure such failure (as determined by SGC and specified in the notice of breach).

•                 The executive dies or becomes unable to perform the duties and responsibilities set forth in his employment agreement for a period of 180 days in any 365 day period by reason of long-term physical or mental disability; or

•                 The executive resigns or elects to terminate his or her employment agreement for any reason.

Payments.  If severance is owed to one of our named executive officers, under existing employment agreements, we will be obligated to continue to pay the executive his or her base compensation in effect as of the date of termination for a severance period following his or her termination equal to the lesser of (a) 18 months or (b) the remainder of the employment term specified in the employment agreement.  Additionally, SGC will be obligated, to the extent elected by the executive, to pay for the cost of (i) the executive’s premiums for continuation healthcare coverage under Section 4980B of the Internal Revenue Code of 1986, as amended (COBRA), and (ii) the premiums for Exec-u-Care® or any similar executive medical reimbursement insurance plan maintained by SGC on the date the executive’s employment is terminated, for the lesser of (x) the severance period, (y) until the executive is no longer eligible for COBRA continuation coverage, or (z) until Executive obtains comparable healthcare benefits from any other employer during the severance period.

The following table sets forth a summary of the estimated payments required to be made by SGC as if severance had been triggered under the named executive officers’ employment agreements on September 30, 2009.

Name and Principal Position	Continued Payment of Base Compensation ($) (1)	Estimated Exec- U-Care Cost ($) (2)	Estimated COBRA Cost ($) (3)	Total Severance Compensation ($)

Catherine Walker Chief Operating Officer	1,237,500	10,307	6,572	1,254,379

David Sheridan Chief Financial Officer	487,500	10,307	6,572	504,379

Robert Chamberlain Senior Vice President of Design and Construction	825,000	10,307	6,572	841,879

(1)

Severance is payable to the named executive officers for the lesser of the post-termination severance period specified in the named executive officer’s employment agreement or the remainder of such executive’s original term of employment (as if the employment agreement had not been terminated prior to expiration of the specified term).

(2)

Estimated Exec-U-Care® cost is based on the average experienced total Exec-U-Care® costs for all individuals and the applicable severance period, per agreement, for each named executive officer (18 months, or 12 months, as applicable).

(3)

Estimated COBRA cost is based on the individual COBRA cost as of October 1, 2009, and the applicable severance period, per agreement, for each named executive officer (18 months, or 12 months, as applicable).

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

•                  Noncompete.  Terminated executives may not (i) enter into the employ of or render any services to any person, engaged in a Competitive Business (defined as any gaming establishment which provides to its patrons games of chance such as slot machines, card games, roulette, and similar games in the State of New York or within the 100 mile radius of Nation Territory (as defined in the agreement)); or (ii) become associated with or interested in any Competitive Business (as defined in the agreement) as an individual, partner, shareholder, member, creditor, director, officer, principal, agent, employee, trustee, consultant, advisor or in any other relationship or capacity.  The foregoing applies for a period of 18 months.

•                  Nonsolicitation.  Terminated executives may not directly or indirectly solicit, employ or retain, or have or cause any other person or entity to solicit, employ or retain, any person who is employed or is providing personal services to the Company.  Terminated employees further agree not to solicit patrons of SGC.  The foregoing applies for a period of 18 months.

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

The following table sets forth a summary of actual amounts payable by SGC through September 30, 2009 for Mr. Hansberry, Mr. Brandon and Mr. Shah as a result of their respective terminations of service during Fiscal 2009.

Name and Principal Position	Continued Payment of Base Compensation ($) (1)	Actual Exec- U-Care Cost ($)	Actual COBRA Cost ($)	Total Severance Compensation ($)

E. Brian Hansberry Former President and CEO (2)	155,275	2,158	5,655	163,088

Barry W. Brandon Former Senior Vice President and General Counsel (3)	611,538	10,990	9,614	632,142

Rajat Shah Former Senior Vice President of Corporate Development and General Counsel (4)	53,846	158	—	54,004

(1)                                        Severance was payable to each of the terminated employees from the date of termination through September 30, 2009.

(2)                                        Mr. Hansberry’s employment as our President and CEO terminated effective April 24, 2009.

(3)                                       Mr. Brandon’s employment as our Senior Vice President and General Counsel terminated effective November 13, 2008.

(4)                                       Mr. Shah’s employment as our Senior Vice President of Corporate Development and General Counsel terminated effective September 2, 2009.

The employment agreements for each of the above terminated executives contain noncompetition, nonsolicitation and related restrictive covenants applicable for eighteen months following termination for any reason.

Director Compensation

SGC’s directors receive the following compensation: (i) the Chairman of the SGC Board receives a $100,000 annual fee; (ii) each non-Nation employee director receives a $40,000 annual fee; and (iii) each Nation employee director receives $500 per meeting.  In addition, we reimburse directors for travel and other expenses incurred in connection with their duties as directors of SGC. The directors are also eligible to participate in certain other non-compensatory benefits available to our employees, including, but not limited to, health, dental and disability benefits.

Director Compensation Table

The following table sets forth information regarding compensation for the fiscal year ended September 30, 2009 for each member who served on our Board of Directors:

Name	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Jeffrey L. Gill (1)	2009	$37,662	—	—	—	—	—	—	$37,662

Robert E. Mele (2) (3)	2009	$1,425	—	—	—	—	—	—	$1,425

Kevin W. Seneca (4) (5)	2009	$33,511	—	—	—	—	—	—	$33,511

Karen Karsten (2) (6)	2009	$1,425	—	—	—	—	—	—	$1,425

Richard K. Nephew (2)	2009	$1,425	—	—	—	—	—	—	$1,425

Ina K. Locke (2)	2009	$2,000	—	—	—	—	—	—	$2,000

Mark I. Halftown (2)	2009	$2,000	—	—	—	—	—	—	$2,000

N. Cochise Redeye (7) (8)	2009	$69,271	—	—	—	—	—	—	$69,271

Maurice John, Sr. (7) (9)	2009	$33,195	—	—	—	—	—	—	$33,195

Maribel Printup (7)	2009	$36,670	—	—	—	—	—	—	$36,670

Gloria Heron (7)	2009	$32,086	—	—	—	—	—	—	$32,086

Barry E. Snyder, Sr. (10) (11)	2009	$41,578	—	—	—	—	—	—	$41,578

Michael A. John (12)	2009	$1,095	—	—	—	—	—	—	$1,095

(1)	Elected Chairman of the board of directors on September 25, 2009.

(2)	Commenced board term on September 11, 2009.

(3)	Appointed Vice-Chairman of the board of directors on September 25, 2009.

(4)	Commenced board term on December 13, 2008.

(5)	Appointed Treasurer of the board of directors on August 8, 2009.

(6)	Appointed Secretary of the board of directors on September 25, 2009.

(7)	Board term expired effective September 11, 2009, upon the appointment of a successor.

(8)	Served as Chairman of the board of directors from March 19, 2009 through September 11, 2009.

(9)	Suspended from the board of directors on August 8, 2009.

(10)	Resigned from the board of directors effective March 19, 2009.

(11)	Salary effective November 13, 2008, subsequent to expiration of term as Seneca Nation President.

(12)	Resigned from the board of directors effective November 11, 2008.

Compensation Committee Interlocks and Insider Participation

As referenced above, SGC does not have a compensation committee, and the entire board of directors performs this function.  No executive officer of SGC has served as a member of the board of directors or compensation committee of another entity, one of whose executive officers served as a member of the board of directors of SGC.  In addition to the SGC Board, Brian Hansberry, as President and CEO, participated in deliberations regarding executed compensation decisions for certain of our other named executive officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We are wholly-owned by, and a governmental instrumentality of, the Seneca Nation of Indians, and we are prohibited by law from generating cash through an offering of equity securities.

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

Expenses resulting from the above Head Lease agreements were as follows for the fiscal years ended September 30:

	2009	2008	2007
	(In Millions)
SNFGC	$36.1	$24.4	$15.9
STGC	24.0	20.3	15.9
SEGC	15.9	17.3	15.0
	$76.0	$62.0	$46.8

Regulatory Services

SGC is charged by the Nation for its costs incurred related to the operation of SGA gaming regulatory services.  These include:  a) costs incurred solely and directly in connection with regulatory services and oversight of SGC’s gaming operations and which are therefore 100% allocable to SGC; and b) an administration fee, assessed by the Nation for costs indirectly incurred in conjunction with the operation and regulation of the Corporation, which is fixed as a percentage of direct costs, currently set at 20%, as determined by the Nation in its performance of administration of the SGA and its oversight of the Company. During September 2009, the administration fee percentage was reduced by the Nation from 29.56% to 20%, with retroactive application to Fiscal 2009.  Such costs were approximately $9.7 million and $10.9 million for Fiscal 2009 and 2008, respectively.

SGC is also charged by the Nation for its costs incurred related to services provided by the New York State Racing and Wagering Board, New York State Police, Seneca Nation of Indians Marshals, Buffalo Police and Cattaraugus County Sheriff Department solely and directly in connection with SGC’s operations, which costs were approximately $10.8 million and $9.6 million for the Fiscal 2009 and 2008, respectively.

At September 30, 2009 and 2008, approximately $33.7 million and $27.9 million, respectively, were recorded as “accrued regulatory costs” in the accompanying consolidated balance sheets, for the payment of such New York State related regulatory costs.

Distributions to the Nation

General Distributions

We make distributions to the Nation pursuant to resolutions adopted by our board of directors for specific projects identified by the Nation and for general purposes.  During Fiscal 2009, we distributed $42.2 million to the Nation pursuant to such resolutions.

Distribution Agreement Obligations

During Fiscal 2009, we distributed $14.4 million to the Nation pursuant to SGC’s obligations under the Distribution

Agreement.  See “Item 1 — Business—Certain Material Agreements of SGC and the Nation” for a detailed description of the Distribution Agreement.

New York State Exclusivity Fee under the Compact

During Fiscal 2009, SGC distributed approximately $106.0 million to the Nation for the payment of the exclusivity fee to New York State.

Class II Poker Operations

In January 2005, we transferred all Class II gaming operations to the Nation, which included our poker operations at the Seneca Niagara Casino and Hotel and Seneca Allegany Casino. Class II gaming includes bingo and similar games, and is subject to tribal regulation and federal oversight by the NIGC. For a description of the classes of gaming, see “Item 1 — Business — The Indian Gaming Regulatory Act of 1988 - Classes of Gaming” below. The transfer of the Class II operations in January 2005 was consistent with our understanding of the Seneca Nation Tribal Council’s (the Nation’s legislative body) intent that we manage and operate the Nation’s Class III operations and that Council directly manage and operate the Nation’s Class II operations. The Nation, through its wholly-owned business enterprise, Seneca Gaming & Entertainment, operates the Class II poker operations at Seneca Niagara Casino and Hotel, in addition to two Class II gaming facilities located on the Nation’s Territories in Salamanca and Irving, New York, respectively. On November 9, 2009, Seneca Gaming and Entertainment relocated its poker operations at Seneca Allegany Casino to a new facility located within one mile of our property.  During Fiscal 2009, Fiscal 2008, and Fiscal 2007, we recorded $829,000, $822,000, and $695,000, of rental income, respectively, and at September 30, 2009, September 30, 2008, and September 30, 2007, we had recorded $469,000, $81,000 and $58,000, respectively, as a receivable from the Nation relating to poker room rentals.

Unsecured Nation Loan

On August 8, 2009, the Nation offered SEGC a $9 million unsecured loan for purposes of expanding the Buffalo Creek Casino temporary facility to include up to 250 additional slot machines.  The SEGC Board of Directors, on August 14, 2009, approved the terms of the loan, which include an interest rate of 5% per annum with principal and interest payable over a 12 month period commencing on the 15th day of the calendar month following the opening of the expansion (expected to occur in Spring 2010).  SEGC has not yet determined whether it will utilize this loan being extended by the Nation.

Construction Management Services

SGC has engaged Seneca Construction Management Corporation, or SCMC, on a project-by-project basis to manage certain construction projects on behalf of SGC and its subsidiaries.  SCMC is wholly-owned by the Nation.  During Fiscal 2009, SGC made payments to SCMC for construction management fees and other related costs of $1.8 million, primarily attributable to work in connection with the following projects:

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

Effective June 2007, STGC entered into a construction management agreement with SCMC to manage the construction of the fourth phase of construction at Seneca Allegany Casino, including, in particular, conversion of the former temporary casino facility into an events center and related improvements.  This project was completed in March 2008 and cost $29.3 million including equipment and furnishings.

Effective October 2007, SEGC entered into a letter of intent with SCMC to manage the construction of the $333 million permanent Seneca Buffalo Creek Casino and Hotel.   Construction on this project was suspended in August 2008, however, prior to suspension of construction costs were approximately $51.5 million.

In September 2009, SEGC entered into a construction management agreement with SCMC to manage construction of an additional expansion of the temporary Seneca Buffalo Creek Casino.

SGC also has engaged SCMC to perform construction management services for smaller capital improvement projects on case-by-case basis, including conversion of the former Hush nightclub into the Blues restaurant, and renovations to certain interior components of the Seneca Niagara Falls Casino and Hotel and adjacent office space.

Related Party Transactions

During Fiscal 2009, STGC paid M&M Allegany Junction approximately $252,000 for leasing the building used by STGC for administrative purposes. Merle Watt, Sr., the brother of Maribel Printup, a member of our board of directors until September 2009, is a principal owner of M&M Allegany Junction.

Reference is made to “Item 11 — Executive Compensation” for a discussion of certain matters relating to the compensation and employment of our officers and compensation of our directors.

Review, Approval or Ratification of Transactions with Related Persons

Our corporate charter provides that no director may have an “economic interest” in any of the Company’s activities.  Our audit committee charter further requires that the audit committee review and approve or disapprove all related party transactions, and our written Code of Business Conduct and Ethics requires that any transaction involving a potential conflict of interest involving an executive officer or a member of our Board of Directors must be disclosed and approved by our full Board of Directors, unless such transaction also constitutes a “related party transaction” under the SEC’s rules, in which case the transaction must be approved by the Audit Committee.  During Fiscal 2009, the Audit Committee adopted a formal policy to further detail the process for identifying and obtaining approval of related party transactions. As of the date of this Annual Report, such policy continues to be in the process of implementation, with full implementation expected in early 2010. In addition, on an annual basis, each director and executive officer completes a Directors’ and Officers’ Questionnaire that requires disclosure of any transactions with SGC or its subsidiaries in which the individual, or any member of the individual’s family, has a direct or indirect material interest.  The foregoing written rules constitute our current written policies relating to approval of related party transactions.

The agreement between STGC and M&M Allegany Junction has not been formally reviewed or approved by the Audit Committee of our board of directors in accordance with the above procedures on the basis that the terms of the relationship were entered into in the ordinary course of STGC’s business in April 2004 prior to Ms. Printup’s appointment to the Board of Directors in February 2005.

Director Independence

SGC is not a listed issuer with securities listed on a national securities exchange or inter-dealer quotation system with requirements that a majority of the board of directors be “independent.”  Accordingly, SGC is not subject to rules requiring certain of its directors to be independent.  We believe all of our current directors would meet the NYSE definition of “independent” except for Karen Karsten, Robert Mele and Kevin Seneca.  Even if SGC were a listed issuer, the board believes that SGC would be able to rely on at least one exemption from these director independence standards in that it is both a controlled company (having one owner, the Seneca Nation of Indians) and has only debt (as opposed to equity) securities outstanding.

Item 14.  Principal Accounting Fees and Services

The following table sets forth the aggregate fees incurred by SGC related to the services of SGC’s independent registered public accounting firm, Ernst & Young LLP for the years indicated:

	Fiscal Year September 30,
	2009	2008

Audit fees(1)	$657,473	$776,523
Audit-related fees(2)	24,500	42,100
Tax fees(3)	1,975	—
Total	$683,948	$818,623

(1)

The audit fees relate to the audit of SGC’s annual financial statements and quarterly reviews, including procedures performed for compliance with Section 404. Audit fees also include services for agreed upon procedures reports in connection with the National Indian Gaming Commission requirements.

(2)	Audit related fees relate to audit services for SGC’s employee benefit plan.

(3)	Tax fees relate to services provided for Income and Payroll reporting for Directors of SGC.

Pre-approval of Services Required

Under the policies and procedures established by our audit committee, each engagement for audit and permissible non-audit services to be provided by our independent registered public accounting firm must be approved by the audit committee. The pre-approval policy prohibits the independent registered public accounting firm from providing the following services: bookkeeping or other services related to our accounting records or financial statements; financial information systems design and implementation; appraisal or valuation services; fairness opinions or contribution-in-kind reports; actuarial services; internal audit outsourcing services; management function services; human resource services; broker-dealer, investment adviser or investment banking services; legal services; and expert services unrelated to the audit.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)1. and 2.

Financial statements required as a part of this Annual Report on Form 10-K are listed on the “Index to Consolidated Financial Statements” at page 105 herein. All financial statements schedules are omitted since the required information is included in the financial statements or the notes thereto, or is not applicable.

(a)3.	The exhibits to this Form 10-K are listed on the exhibit index, which appears elsewhere herein and is incorporated herein by reference.

(b)	See item (a)3. above.

(c)	See item (a)1. and 2. above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in Niagara Falls, State of New York, on the 22nd day of December, 2009.

SENECA GAMING CORPORATION

By:	/s/ Catherine Walker

Catherine Walker
Chief Operating Officer
(Principal Executive Officer)

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Catherine Walker and David Sheridan, and each or any of them, his or her true and lawful attorney-in-fact and agent, each with full power of substitution and resubstitution, for him or her in his or her name, place and stead, in any and all capacities, to sign on his or her behalf individually and in each capacity stated below any or all amendments to this annual report on Form 10-K and any other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agent, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.  This Power of Attorney may be signed in several counterparts.

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Catherine Walker	Chief Operating Officer (Principal Executive Officer)	December 22, 2009
Catherine Walker

/s/ David Sheridan	Chief Financial Officer (Principal Financial and Accounting Officer)	December 22, 2009
David Sheridan

/s/ Jeffrey L. Gill	Chairman of the Board of Directors	December 22, 2009
Jeffrey L. Gill

/s/ Robert E. Mele	Vice Chairman and Director	December 22, 2009
Robert E. Mele

/s/ Kevin W. Seneca	Treasurer and Director	December 22, 2009
Kevin W. Seneca

/s/ Karen Karsten	Secretary and Director	December 22, 2009
Karen Karsten

/s/ Richard K. Nephew	Director	December 22, 2009
Richard K. Nephew

/s/ Ina K. Locke	Director	December 22, 2009
Ina K. Locke

/s/ Mark I. Halftown	Director	December 22, 2009
Mark I. Halftown

SENECA GAMING CORPORATION

SENECA GAMING CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Seneca Gaming Corporation

We have audited the accompanying consolidated balance sheets of Seneca Gaming Corporation as of September 30, 2009 and 2008, and the related consolidated statements of operations and changes in capital, and cash flows for each of the three years in the period ended September 30, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Seneca Gaming Corporation at September 30, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Buffalo, New York
December 22, 2009

SENECA GAMING CORPORATION

CONSOLIDATED BALANCE SHEETS

	September 30,
	2009	2008
	(In Thousands)
Assets

Current assets:
Cash and cash equivalents	$83,230	$53,305
Short-term investments	113	300
Receivables from the Nation	6,201	81
Other receivables, net	2,539	2,624
Inventories	4,046	4,196
Other current assets	10,369	9,127

Total current assets	106,498	69,633

Property and equipment, net	670,111	799,335
Other long-term assets	65,319	66,750

Total assets	841,928	935,718

Liabilities and Shareholders’ Equity

Current liabilities:
Trade payables	2,328	3,368
Construction payables	9,373	29,619
Distributions payable to the Nation	3,727	24,000
Exclusivity fees payable	8,220	9,234
Accrued interest payable	15,104	15,104
Accrued regulatory costs	33,683	27,888
Accrued gaming liabilities	15,113	15,657
Accrued payroll and related liabilities	9,652	10,138
Other current liabilities	6,722	13,511

Total current liabilities	103,922	148,519

Long-term debt	497,363	496,353
Other long-term liabilities	834	—
Total liabilities	602,119	644,872

Capital:
Retained earnings	239,809	290,846

Total liabilities and capital	$841,928	$935,718

See accompanying notes

SENECA GAMING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND CHANGES IN CAPITAL

	Year Ended September 30,
	2009	2008	2007
	(In Thousands)
Revenues:
Gaming	$586,774	$632,580	$595,826
Food and beverage	58,476	63,272	56,608
Lodging	24,252	28,757	24,352
Retail, entertainment and other	23,259	25,032	20,190
Promotional allowances	(113,251)	(117,553)	(104,012)
Net revenues	$579,510	$632,088	$592,964

Expenses:
Gaming	152,199	169,472	153,259
Food and beverage	44,505	49,907	47,863
Lodging	12,368	13,191	10,218
Retail, entertainment and other	14,188	16,952	14,530
Advertising, general and administrative	182,172	187,011	153,838
Pre-opening costs	363	286	15,426
Depreciation and amortization	47,850	51,081	49,597
Impairment of property and equipment	107,557	—	—

Total operating expenses	561,202	487,900	444,731

Operating income	18,308	144,188	148,233

Other non-operating income and (expenses), net	287	(5,600)	3,220
Interest income	214	1,344	3,886
Interest expense	(38,179)	(37,325)	(36,063)

Net (loss) income	$(19,370)	$102,607	$119,276

Beginning capital balance	290,846	230,244	189,631
Cash distributions declared to the Nation	(36,768)	(42,005)	(81,433)
Contribution from the Nation	5,101	—	3,198
Distribution of real property, equipment and leasehold rights to the Nation	—	—	(428)
Ending capital balance	$239,809	$290,846	$230,244

See accompanying notes.

SENECA GAMING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended September 30,
	2009	2008	2007
	(In Thousands)
Cash flows relating to operating activities:

Net (loss) income	$(19,370)	$102,607	$119,276
Adjustments to reconcile net (loss) income to net cash provided by operating activities -
Depreciation and amortization	47,850	51,081	49,597
Loss on disposal of assets	155	166	992
Amortization of deferred financing costs, debt discount	3,243	3,238	3,232
Other than temporary decline in investments	187	4,200	500
Provision for bad debts	424	292	407
Write-off of acquisition costs	—	1,192	—
Impairment of property and equipment	107,557	—	—
Non-cash distribution to the Nation	(438)	—	—
Other	(487)	—	(388)
Change in operating assets and liabilities:
Current assets	(1,819)	(62)	(5,114)
Long-term assets	—	(1,193)	(13)
Current liabilities	1,489	(2,668)	11,259

Net cash provided by operating activities	138,791	158,853	179,748

Cash flows relating to investing activities:
Purchases of property and equipment	(46,097)	(141,383)	(163,648)
Land acquisition costs	(6,248)	(5,874)	(15,319)
Decrease in restricted cash	—	14,579	11,221
Deposits	82	(127)	—
Sale of investments, net	—	14,600	42,700

Net cash used in investing activities	(52,263)	(118,205)	(125,046)

Cash flows relating to financing activities:
Proceeds from senior secured revolving loan agreement	20,000	—	—
Payments on senior secured revolving loan agreement	(20,000)	—	—
Capital contribution from the Nation	—	—	3,198
Distributions paid to the Nation	(56,603)	(66,005)	(57,433)

Net cash used in financing activities	(56,603)	(66,005)	(54,235)

Net increase (decrease) in cash	29,925	(25,357)	467

Cash balances:
Beginning of period	53,305	78,662	78,195

End of period	$83,230	$53,305	$78,662

Supplemental disclosures of cash flow information:
Change in construction payables	$(20,246)	$8,418	$31,288
Cash paid for interest, net of amounts capitalized	34,936	34,088	32,827
Noncash investing activities
Distribution of property and leasehold rights to the Nation	$—	$—	$428
Reserve for land acquisitions	—	6,400	—
Insurance payables capitalized in property and equipment	1,040	1,040	1,610
Noncash financing activities
Cash distributions to the Nation declared but not paid	$3,727	$24,000	$48,000
Non-cash distribution declared to the Nation	438	—	—
Capital contribution receivable from the Nation	(5,101)	—	—

See accompanying notes.

SENECA GAMING CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

The consolidated financial statements include the accounts of Seneca Gaming Corporation (SGC) and its wholly-owned subsidiaries (collectively, the Company).  In consolidation, all intercompany balances and transactions have been eliminated.

SGC, which was formed on August 1, 2002, is wholly-owned by the Seneca Nation of Indians, or the Nation.  The Nation is a federally recognized Indian tribe with total territorial land comprising approximately 54,000 acres in the Western New York region.  SGC was organized by the Nation to operate and manage its Class III gaming activities on the Nation’s territories pursuant to the Indian Gaming Regulatory Act of 1988, or IGRA.  Under IGRA, federally recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal land, subject to, among other things, the negotiation of a compact with the affected state.  Pursuant to IGRA, in August 2002, the Nation entered into the Nation-State Gaming Compact with the State of New York, or the Compact, which has been approved by the Federal Bureau of Indian Affairs, Department of the Interior.  The Compact became effective in December 2002 and expires in December 2016 and automatically renews for an additional seven year period unless either the Nation or the State of New York objects in writing, in which case the parties are required to negotiate in good faith to address the objecting party’s concerns, with only the issue of a party’s good faith subject to third party dispute resolution.  The Compact provides that its terms will remain in effect during the pendency of such negotiations.  The Compact provides the Nation the exclusive right to conduct Class III gaming activities at three sites in the western region of the State of New York.

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

SEGC was formed on August 9, 2003 to operate the Nation’s Class III gaming activities in Erie County, New York.  On October 3, 2005, the Nation acquired approximately nine acres of land in the inner-harbor district of downtown Buffalo, New York.  SEGC commenced construction of its Seneca Buffalo Creek Casino on those nine acres on December 8, 2005, and on July 3, 2007 commenced Class III gaming on such property in a temporary facility, in fulfillment of the requirement set forth in the Nation’s Compact with the State of New York.  The temporary facility features approximately 8,600 square feet and includes 244 slot machines and a snack bar.  Various plaintiffs have filed suit in federal and state court challenging the Nation’s right to conduct Class III gaming on the Nation’s nine acre Buffalo Creek Territory.  On July 8, 2008, in a federal suit captioned Citizens Against Casino Gambling in Erie County (CACGEC) v. Hogen, the Court issued its decision and order finding that, although the Nation’s Buffalo Creek Territory is “Indian country”, the National Indian Gaming Commission, or NIGC,’s determination that the Nation’s Buffalo Creek Territory is gaming-eligible land pursuant to the IGRA’s settlement of a land claim exception was “arbitrary, capricious, and not in accordance with the law”.  The Court’s decision did not provide for injunctive relief, and SEGC has continued its operations at the Seneca Buffalo Creek Casino.  Plaintiffs subsequently filed a motion on July 14, 2008 to force the court to enforce its judgment.

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

On March 31, 2009, plaintiffs in the litigation noted in the foregoing paragraph filed suit to challenge the NIGC’s approval of the amended Class III Gaming Ordinance.   On June 15, 2009, the Nation moved to intervene as a defendant in CACGEC III for certain limited claims.  The plaintiffs are opposing the Nation’s motion and as of December 22, 2009, the Nation’s motion was still pending before the Court. See “Note 13 — Commitments and Contingencies,” for additional information regarding the status of, and litigation related to, the Seneca Buffalo Creek Casino.

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

SGC’s fiscal year-end is September 30. References to Fiscal 2009, Fiscal 2008, and Fiscal 2007, represent the twelve month period ended September 30, 2009, September 30, 2008 and, September 30, 2007, respectively.

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

Short-Term Investments

Short-term investments are classified as available for sale as defined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320, Investments — Debt and Equity Securities.  Investments are stated at fair value.  The Company evaluates investments for conditions that may indicate that an other-than-temporary decline in market value has occurred. In conducting this review, numerous factors are considered which, individually or in combination, may indicate that a decline is other-than-temporary. Based on this evaluation, an other-than-temporary loss on one specific investment of $0.2 million was recorded in 2009, as a component of other non-operating expenses on the consolidated statement of operations for 2009. During Fiscal 2008, the Company recognized an other-than-temporary loss in the amount of $4.2 million related to this specific investment.  The cost basis of this investment has been reduced by the amount of the other-than-temporary loss recorded.

Short-term investments of $112,500 and $300,000 at September 30, 2009 and 2008, respectively,  consist of a corporate bond fund of collateralized debt obligations.

Realized gains and/or losses from the sales of short-term investments were not material for all years presented.  Also, for all years presented there were no unrealized gains or losses recorded in accumulated other comprehensive income, nor were any amounts reclassified to accumulated other comprehensive income.

Receivables from the Nation

At September 30, 2009, SNFGC and SEGC were due amounts of $5.1 million and $0.6 million, respectively, for the value of land purchased for the development of these properties. Also, at September 30 , 2009 and 2008, we had recorded $469,000 and $81,000, respectively, as a receivable from the Nation relating to poker room rentals.

Receivables

Receivables consist primarily of gaming receivables and non-gaming receivables. Gaming receivables represent credit extended to approved casino customers.  SGC maintains an allowance for doubtful accounts, which is based on management’s estimate of the amount expected to be uncollectible considering experience and the information management obtains regarding the creditworthiness of the customer. The collectability of these receivables could be affected by future business or economic trends.

Inventories

Inventories, which consist primarily of food, beverage, retail, and operating supplies are stated at the lower of cost or market. Cost is determined using the first-in first-out method for retail inventories and using the average cost method for food, beverage and warehouse inventories.

Property and Equipment

Property and equipment are stated at cost.  Costs of major construction and significant improvements, including interest incurred during the construction of facilities, are capitalized.  Interest incurred for construction related projects are capitalized and amortized over the life of the related asset using the straight-line method.  The amount of interest capitalized for 2009, 2008, and 2007, was approximately $1.6 million, $2.2 million, and $3.4 million, respectively.

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

In accordance with ASC 360, Property, Plant and Equipment, the carrying value of the Company’s assets are reviewed when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment loss has occurred based on current and future levels of income and expected future cash flows as well as other factors, then an impairment loss is recognized as a deduction in determining operating income.

On August 27, 2008, the construction activities at Seneca Allegany Casino and Hotel and Seneca Buffalo Creek Casino and Hotel were suspended for various reasons including:  the economic recession; inability to obtain construction financing at reasonable interest rates; and operating and other demands on our available cash, such as our payments to the Nation.  As of September 30, 2009, due to the continuation of weak economic conditions, adverse credit market conditions and an uncertain economic outlook, construction remains suspended indefinitely.  Furthermore, certain master planning efforts related to the future expansion of the Niagara Falls property have been suspended for the foreseeable future for the same reasons.  As a result of these circumstances an impairment charge of $107.6 million was recognized during Fiscal 2009 based upon an estimate of the net realizable value based on an estimate of undiscounted cash flows that projected no future benefit.  The reported fair value of zero is considered to be level three within the fair value hierarchy as established by ASC 820, Fair Value Measurements and Disclosures.  Level three inputs are defined as inputs for which significant valuation assumptions are unobservable in a market and therefore value is based on the best available data, some of which is internally developed and considers risk premiums that a market participant would require. Refer to Note 2, Fair Value of Financial Instruments, for further discussion of the fair value hierarchy.  The impairment charge relates to the construction and design activities of the following entities:

	Fiscal Year Ended September 30,
	2009	2008
	(In Millions of Dollars)

SNFGC	$3,500	$—
STGC	17,036	—
SEGC	87,021	—
	$107,557	$—

Deferred Financing Costs

Deferred financing costs include costs incurred in connection with issuance of long-term debt. These costs are amortized over the term of the related financing agreement using the effective interest method. Amortization expense for each of 2009, 2008, and 2007, was $2.2 million.

Accrued Regulatory Costs

Accrued regulatory costs represent amounts incurred by the Nation for the Seneca Gaming Authority (SGA), which are charged to the Company.  Accrued regulatory costs also include amounts incurred by the Nation for New York State gaming regulatory services, New York State Police, Seneca Nation of Indian Marshals, Buffalo Police and Cattaraugus Sheriff Department services, which are charged to the Company.  Accrued regulatory costs as of September 30, 2009 are approximately $33.7 million, which includes $30.1 million of costs accrued, but not paid, related to services provided by the New York State Police.

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

The retail value of providing such promotional allowances was included in revenues as follows:

	Years Ended September 30,
	2009	2008	2007
	(In Thousands)

Food and beverage	$30,357	$34,577	$31,781
Lodging	17,803	21,094	18,956
Retail, entertainment, and other	9,572	10,965	11,286
Promotional slot credits	55,519	50,917	41,989
Total promotional allowances	$113,251	$117,553	$104,012

The estimated cost of providing such promotional allowances was as follows:

	Years Ended September 30,
	2009	2008	2007
	(In Thousands)

Food and beverage	$22,272	$26,540	$27,071
Lodging	8,759	9,450	8,672
Retail, entertainment, and other	8,020	9,874	9,673
Promotional allowances	$39,051	$45,864	$45,416

Gaming Expenses

Gaming expenses include the slot exclusivity fee which the Company is required to pay to the Nation, which in turn is required to pay to the State of New York based on its Compact (see Note 13), the cost of casino operations, and earned Seneca Link Player’s Card points.

Advertising

Advertising is expensed as incurred and is included in advertising, general and administrative expenses on the consolidated statements of operations.  Advertising expenses for 2009, 2008, and 2007, were $6.7 million, $8.6 million, and $10.6 million, respectively.

Pre-opening Costs

Pre-opening costs are expensed as incurred. Pre-opening costs in 2009, 2008, and 2007 consist of development costs, incremental personnel costs, legal, marketing, advertising and other direct expenses related to the opening of the Lewiston Golf Course, the opening of the luxury hotel at SNFGC and the resort hotel at STGC, and the development of SEGC including the opening of its temporary Class III gaming facility on July 3, 2007.  For the years ended September 30, 2009, 2008, and 2007, such costs totaled $0.4 million, $0.3 million, and $15.4 million, respectively.

Retirement Savings Plan

The Company sponsors a defined contribution retirement savings plan for its employees.  The Company’s expense relating to this plan was $0.9 million, $1.3 million, and $0.6 million in the fiscal years ended September 30, 2009, 2008, and 2007, respectively.  In addition, during Fiscal 2008, the Company established a reserve in the amount of $0.4 million to accrue for a voluntary correction related to the defined contribution retirement savings plan, from which certain employees were incorrectly excluded. In Fiscal 2009 the voluntary correction was calculated to be $0.3 million. The Company filed a submission with the Internal Revenue Service under the IRS Voluntary Compliance Program on October 14, 2009 for approval of the operational error identified.

Income Taxes

The Nation is a sovereign Indian nation with independent legal jurisdiction over its people and its lands. As an enterprise owned by the Nation, SGC is not subject to federal or state income taxes.

Fair Value of Financial Instruments

On October 1, 2008, we adopted Codification Topic 820, Fair Value Measurements and Disclosures (“Codification Topic 820”). Codification Topic 820 does not determine or affect the circumstances under which fair value measurements are used, but defines fair value, expands disclosure requirements around fair value and specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These inputs create the following fair value hierarchy:

•                  Level 1: Quoted prices for identical instruments in active markets.

•                  Level 2: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

•                  Level 3: Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. For some products or in certain market conditions, observable inputs may not be available.

We adopted previously issued FASB Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), which has been subsequently classified in Codification Topic 820, Section 65, Transition Related to FASB Staff Position No. 157-4, and provides additional guidance for estimating fair value in accordance with Codification Topic 820, when the volume and level of activity for the asset or liability have significantly decreased. This standard also includes guidance on how to identify circumstances that indicate that a transaction is not orderly and emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation techniques used, the objective of a fair value measurement remains the same. FSP FAS 157-4 was effective for the period ended September 30, 2009 and, as applied prospectively, did not have a material impact on the consolidated financial statements.

The fair values of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and other current liabilities, approximate their recorded carrying amounts because of their short-term nature.

The fair value of long term debt is estimated based on the current rates offered to SGC for debt of the same remaining maturities.  As of September 30, 2009, the carrying amount and fair value of long term debt is approximately $497 million and $470 million, respectively.

Recent Accounting Pronouncements

During September 2009, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — A Replacement of FASB Statement No. 162, (the “Codification”) (previously “SFAS 168”) became effective. Accordingly, the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification became the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. The implementation of the Codification did not have an impact on the consolidated financial statements, as it did not modify any existing authoritative GAAP

Subsequent to the adoption of the Codification, any change to the source of authoritative GAAP will be communicated through an Accounting Standards Update (“ASU”). ASUs will be published by the FASB for all authoritative GAAP promulgated by the FASB, regardless of the form in which such guidance may have been issued prior to release of the Codification. Prior to inclusion in an ASU, the standard-setting organizations and regulatory agencies continue to issue proposed changes to the accounting standards in previous form (e.g., FASB Statements of Financial Accounting Standards,

Emerging Issues Task Force (“EITF”) Abstracts, FASB Staff Positions, SEC Staff Accounting Bulletins, etc.).

A variety of additional proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, we have not yet determined the effect, if any, that the implementation of such proposed standards would have on the consolidated financial statements.

Reclassification

Certain amounts from the prior year have been reclassified to conform to the current year presentation.

Subsequent Events

On April 5, 2009, we adopted SFAS No. 165, Subsequent Events (“SFAS” 165”) prior to adoption of the Codification. SFAS 165, subsequently codified as Topic 855, Subsequent Events, of the Codification, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. The adoption of this standard did not have a material impact on the consolidated financial statements, but may affect the disclosure of subsequent events in the footnotes thereto.

Effective December 18, 2009, SGC amended the Senior Secured Revolving Loan Agreement to further extend the maturity date until December 31, 2011. Amounts borrowed under the Amended Senior Secured Revolving Loan Agreement continue to bear interest at either one, three or six-month LIBOR plus one and one quarter percent (1.25%), or the prime rate (as reported in The Wall Street Journal) plus one quarter percent (0.25%), with any outstanding principal balance to be paid by, or on, the new maturity date.  The $50.0 million commitment reduces in tandem with any reduction in the letter of credit requirement imposed by ESDC (as described below), up to an aggregate reduction of $10.0 million.  The Amended Senior Secured Revolving Loan Agreement requires that SGC maintain all of its deposit and investment accounts with the lender, subject to limited exceptions for certain existing accounts.

SGC’s obligations under the Amended Senior Secured Revolving Loan Agreement continue to be secured by substantially all gaming and related assets (including substantially all gaming revenues) not constituting real property or improvements. SGC’s obligations are guaranteed by SNFGC, STGC, SEGC and LGCC, and the guarantors’ obligations continue to be secured by substantially all of each guarantor’s gaming and related assets (including substantially all gaming revenues) not constituting real property or improvements. The Amended Senior Secured Revolving Loan Agreement modifies certain of the financial covenants contained in the Senior Secured Revolving Loan Agreement, including reducing the minimum consolidated EBITDA covenant from $160 million to $145 million (on a rolling 12 month basis) while modifying the total leverage ratio (of total funded debt to EBITDA) to a limit of 3.5 to 1.0.  The Amended Senior Secured Revolving Loan Agreement also continues to contain additional customary covenants, including covenants restricting the incurrence of additional indebtedness, the creation of additional liens and the disposition of assets.

We have evaluated subsequent events from October 1, 2009 through December 22, 2009, which is the issuance date of these audited consolidated financial statements. We made no significant changes to the consolidated financial statements as a result of the subsequent events evaluation.

3. Cash and Cash Equivalents

For reporting purposes, cash and cash equivalents include all operating cash and cash on hand.

4. Concentrations of Risk

Financial instruments that potentially subject SGC to concentrations of risk consist principally of cash and cash equivalent accounts in financial institutions. SGC maintains its cash balances in several financial institutions. Accounts are insured by the Federal Deposit Insurance Corporation up to $250,000.  The concentration of credit risk in these uninsured deposits is mitigated by SGC’s policy of placing such deposits with financial institutions of high credit ratings. Cash and cash equivalents exceeding federally insured limits totaled approximately $56.9 million and $24.0 million at September 30, 2009 and 2008, respectively.

5. Other Receivables, Net

Components of other receivables, net are as follows:

	September 30,
	2009	2008
	(In Thousands)

Gaming	$1,484	$1,611
Non-gaming	1,680	1,589
	3,164	3,200
Allowance for doubtful accounts	(625)	(576)
Receivables, net	$2,539	$2,624

6. Other Current Assets

Components of other current assets are as follows:

	September 30,
	2009	2008
	(In Thousands)

Prepaid expenses	$9,794	$8,703
Other	575	424
Other current assets	$10,369	$9,127

7. Property and Equipment, Net

Components of property and equipment are as follows:

	September 30,
	2009	2008
	(In Thousands)

Land	$2,479	$2,479
Buildings	551,384	545,230
Leasehold improvements — casino	125,960	122,355
Leasehold improvements — other	347	347
Furniture and equipment	208,151	204,732
Construction-in-progress	20,467	115,823
	908,788	990,966
Less accumulated depreciation and amortization	(238,677)	(191,631)
Property and equipment, net	$670,111	$799,335

8. Other Long-Term Assets

Components of other long-term assets are as follows:

	September 30,
	2009	2008
	(In Thousands)

Deferred financing costs, net	$5,766	$7,999
Land to be distributed to Nation	59,059	58,175
Deposits and other	494	576
	$65,319	$66,750

9. Accrued Regulatory Costs

Components of accrued regulatory costs are as follows:

	Fiscal Year Ended
	September 30,
	2009	2008
	(In Thousands)
Accrued Regulatory Expense
Seneca Gaming Authority	$380	$934
New York State Police	30,150	24,180
New York State Racing & Wagering (SGO)	2,320	1,692
Local Law Enforcement (1)	833	1,082

Total Accrued Regulatory Expense	$33,683	$27,888

(1) Local law enforcement includes Cattaraugus County Sherriff’s department patrols at Seneca Allegany Casino and Hotel, Buffalo City Police patrols at Seneca Buffalo Creek Casino, and Seneca Nation of Indians Marshals patrols at Seneca Niagara Casino and Hotel and Seneca Buffalo Creek Casino.

10. Senior Secured Revolving Loan Agreement

Effective June 19, 2008, SGC entered into a $50.0 million Senior Secured Revolving Loan Agreement, which matured on June 19, 2009, subject to extension by SGC at its election (at any time after the six months anniversary of the closing date and prior to June 19, 2009) for an additional period of six months provided that no default or event of default existed at the time of election.  On June 11, 2009, SGC exercised this election, extending the maturity date to December 19, 2009. Amounts borrowed under the Senior Secured Revolving Loan Agreement bear interest at either one, three or six-month LIBOR plus one and one quarter percent (1.25%), or the prime rate (as reported in The Wall Street Journal) plus one quarter percent (0.25%).  Any outstanding principal balance shall be paid by, or on, the maturity date.

SGC’s obligations under the Senior Secured Revolving Loan Agreement are secured by substantially all gaming and related assets (including substantially all gaming revenues) not constituting real property or improvements.  SGC’s obligations are guaranteed by SNFGC, STGC, SEGC and LGCC.  The guarantors’ obligations are secured by substantially all of each guarantor’s gaming and related assets (including substantially all gaming revenues) not constituting real property or improvements. The Senior Secured Revolving Loan Agreement contains certain financial covenants requiring minimum consolidated EBITDA of $160 million (on a rolling 12 month basis) and compliance with certain leverage and coverage ratios. The Senior Secured Revolving Loan Agreement also contains additional customary covenants, including covenants restricting the incurrence of additional indebtedness, the creation of additional liens and the disposition of assets. As of September 30, 2009, SGC was in compliance with all covenants in the Senior Secured Revolving Loan Agreement.

As of September 30, 2009, at SGC’s request, the lender under the Senior Secured Revolving Loan Agreement had issued letters of credit totaling $19.6 million, $13.2 million of which may be drawn upon to fund the purchase of certain parcels within the 50 acre “footprint” described in the Compact with New York State and designated for ownership by the Nation, with the remaining $6.4 million issued in connection with worker’s compensation policies and certain other contracts, as required.  On October 29, 2008, SGC borrowed $20.0 million under the Senior Secured Revolving Loan Agreement.  During the third quarter of Fiscal 2009, SGC paid $20.0 million on the Senior Secured Revolving Loan Agreement, leaving no outstanding balance at September 30, 2009.

Effective December 18, 2009, SGC amended the Senior Secured Revolving Loan Agreement to further extend the maturity date until December 31, 2011. Amounts borrowed under the Amended Senior Secured Revolving Loan Agreement continue to bear interest at either one, three or six-month LIBOR plus one and one quarter percent (1.25%), or the prime rate (as reported in The Wall Street Journal) plus one quarter percent (0.25%), with any outstanding principal balance to be paid by, or on, the new maturity date.  The $50.0 million commitment reduces in tandem with any reduction in the letter of credit requirement imposed by ESDC (as described above), up to an aggregate reduction of $10.0 million.  The Amended Senior Secured Revolving Loan Agreement requires that SGC maintain all of its deposit and investment accounts with the lender, subject to limited exceptions for certain existing accounts.

SGC’s obligations under the Amended Senior Secured Revolving Loan Agreement continue to be secured by substantially all gaming and related assets (including substantially all gaming revenues) not constituting real property or improvements. SGC’s obligations are guaranteed by SNFGC, STGC, SEGC and LGCC, and the guarantors’ obligations continue to be secured by substantially all of each guarantor’s gaming and related assets (including substantially all gaming revenues) not constituting real property or improvements. The Amended Senior Secured Revolving Loan Agreement modifies certain of the financial covenants contained in the Senior Secured Revolving Loan Agreement, including reducing the minimum consolidated EBITDA covenant from $160 million to $145 million (on a rolling 12 month basis) while modifying the total leverage ratio (of total funded debt to EBITDA) to a limit of 3.5 to 1.0.  The Amended Senior Secured Revolving Loan Agreement also continues to contain additional customary covenants, including covenants restricting the incurrence of additional indebtedness, the creation of additional liens and the disposition of assets.

11. Long-Term Debt

Long-term debt, as described below, consists of the following:

	September 30,
	2009	2008
	(In Thousands)

2004 7¼% Senior Notes due 2012	$300,000	$300,000
2005 7¼% Senior Notes due 2012 plus unamortized discount of $2,637 and $3,647, respectively	197,363	196,353
	$497,363	$496,353
Less current maturities of long-term debt	—	—
Long-term debt	$497,363	$496,353

7¼% Senior Notes due 2012

On May 5, 2004, SGC issued $300.0 million in 7¼% senior notes due 2012, or the 2004 senior notes. The 2004 senior notes are guaranteed by STGC, SEGC and, as of May 23, 2005, SNFGC or collectively, the Guarantors.  All of the guarantors are wholly-owned by SGC and their guarantees are full, unconditional, joint and several.  The net proceeds from the 2004 senior notes were, or will be, used principally to fund in whole or in part (a) the repayment in May 2004 of vendor equipment financing , (b) SNFGC’s construction and equipping of a 604-room hotel, (c) the acquisition of the remaining 26 acres in Niagara Falls, as provided for in the Compact, (d) the payment of $22.0 million in August 2004 to satisfy the obligation to the Empire State Development Corporation in connection with the transfer of certain property to the Nation for use as the Seneca Niagara Casino, and (e) a $25.0 million distribution to the Nation.  All assets of SGC come from the proceeds of the offerings of senior notes, along with any intercompany advances or loans to SGC’s subsidiaries.  SGC has no independent operating assets or operating activities.

On May 23, 2005, SGC issued an additional $200.0 million in 7¼% senior notes due 2012, Series B, or the 2005 senior notes. The 2005 senior notes are treated as a single class with the 2004 senior notes and are identical to the 2004 senior notes, except for certain tax attributes and prior to November 1, 2005 the amount of interest accrued thereon.  The $200.0 million senior notes were issued at a discount of $7.0 million.  The discount is being amortized over the term of the senior notes which amounted to approximately $1.0 million for the year ended September 30, 2009.  Gross proceeds on the 2005 senior notes were approximately $193.0 million.  Such proceeds were, or will be, used to (a) pay in full and terminate on May 23, 2005, the senior secured term loan, or the Term Loan, made by Freemantle Limited, or Freemantle, to SNFGC in November 2002, for a negotiated amount of approximately $126.7 million, representing $80.0 million in outstanding principal and approximately $46.7 million for interest on such principal, at a prescribed interest rate, that would have otherwise been payable if the Term Loan had not been paid on May 23, 2005, but was instead paid 8½ months prior to its November 22, 2007 stated maturity, (b) to fund certain costs associated with the expansion of our operations, (c) to pay the fees and expenses associated with the offering of the 2005 senior notes, and (d) for general corporate purposes.  Interest on the 2004 and 2005 senior notes is payable semi-annually on November 1 and May 1. The 2004 and 2005 senior notes are unsecured and rank equally. As of September 30, 2009, aggregate accrued interest and unamortized debt discount costs on the 2004 and 2005 senior notes were $15.1 million and $2.6 million, respectively.

The Senior Notes Indenture contains certain negative and affirmative covenants. The negative covenants include limitations on restricted payments and the incurrence of indebtedness, while the affirmative covenants include reporting obligations and compliance with laws. As of September 30, 2009, SGC was in compliance with all covenants in the Indenture.

Maturities of the Company’s long-term debt are as follows:

Maturities
(in Thousands)
Fiscal year ended September 30:
2010	—
2011	—
2012	500,000
2013	—
2014	—
Thereafter	—
$500,000

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

Expenses resulting from the above Head Lease agreements were as follows for the fiscal years ended September 30:

	2009	2008	2007
	(In Millions)
SNFGC	$36.1	$24.4	$15.9
STGC	24.0	20.3	15.9
SEGC	15.9	17.3	15.0
	$76.0	$62.0	$46.8

SNFGC and STGC both record the Head Lease costs as a component of advertising, general and administrative costs in the accompanying consolidated statements of operations.  SEGC recorded the Head Lease cost as a component of pre-opening costs in the accompanying consolidated statements of operations through June 2007; after opening the temporary Class III gaming facility in July 2007, the Head Lease cost was recorded as a component of advertising, general and administrative expense.

Other Related-Party Transactions

Effective as of December 1, 2005, SEGC entered into an agreement with SCMC for the demolition and land preparation work in connection with the site for the Seneca Buffalo Creek Casino.  This work was completed at a cost of $2.8 million.  For the fiscal years ended September 30, 2009, 2008, and 2007, SNFGC, STGC and SEGC have collectively made payments to SCMC for construction management fees and other costs of $1.8 million, $6.4 million, and $4.2 million, respectively.  In November 2006, SEGC entered into a construction management agreement with SCMC to manage the construction of the temporary Buffalo Creek Casino.  This project was completely opened on July 3, 2007 with a cost of approximately $6.8 million, including equipment and furnishings. In June 2007, STGC entered into a letter of intent with SCMC to manage the fourth phase of construction at Seneca Allegany Casino and Hotel, including, in particular, conversion of the former temporary casino facility into an events center and related improvements. This project was completed in March 2008 and cost $29.3 million including equipment and furnishings.  In October 2007, SEGC entered into a letter of intent with SCMC to manage the construction of the $333 million permanent Seneca Buffalo Creek Casino and Hotel.  Construction on this project was suspended in August 2008.  Prior to suspension of construction, construction costs were approximately $51.5 million. In September 2009, SEGC entered into a construction management agreement with SCMC for construction of the expansion of the temporary Seneca Buffalo Creek Casino.

As of January 1, 2005, the Company transferred all Class II operations to the Nation, including its poker operations.  The Company leases space within both Seneca Niagara Casino & Hotel and Seneca Allegany Casino to the Nation for operation of the poker rooms. On November 9, 2009, the Class II poker operations relocated its poker operations in Seneca Allegany Casino to a new facility located within one mile of the property. During 2009, 2008, and 2007 the Company recorded $829,000, $822,000 and $695,000 of rental income, respectively, and at September 30, 2009 and 2008, the Company has recorded $469,000 and $81,000, respectively, as a receivable from the Nation relating to poker room rentals.

During 2009, 2008 and 2007, the Company declared cash distributions to the Nation of $36.8 million, $42.0 million and $81.4 million, respectively.  Cash distributions of $56.6 million, $66.0 million and $57.4 million were paid in 2009, 2008 and 2007, respectively. In July 2008, SGC declared cash distributions to the Nation totaling $20 million, of which $10 million was payable in each of fiscal year 2009 and 2010.  These amounts were to be payable in ten equal monthly payments of $1 million beginning October 1, 2008 and 2009, respectively.  During Fiscal 2009, SGC paid cash distributions of $5 million to the Nation pursuant to the foregoing distribution declarations.  In February 2009, the Nation passed a resolution rescinding its July 2008 distribution request, and SGC rescinded its related distribution declaration.  Distributions paid in accordance with SGC’s July 2008 resolution were then applied toward future distributions.  In March and April 2009, SGC applied $3 million and $2 million, respectively, previously distributed to the Nation pursuant to the SGC’s July 2008 declaration toward the regular monthly distributions that would otherwise have been made during those months.

During 2007 the Company distributed real property and leasehold rights acquired, net of liabilities transferred, for use in its casino operations to the Nation.  The distribution amount of $0.4 million was based on the acquisition costs.  On June 14, 2007, the Nation made a capital contribution to SEGC of $3.2 million for the value of land purchased for the development of the Seneca Buffalo Creek Casino. At September 30, 2009, SNFGC has recorded a capital contribution receivable from the Nation, in the amount of $5.1 million, for the value of land purchased for the development of the Seneca Niagara Falls Casino and Hotel.  SNFGC received the $5.1 million from the Nation on December 16, 2009.

SGC is charged by the Nation for its costs incurred related to the operation of SGA gaming regulatory services.  These include:  a) costs incurred solely and directly in connection with regulatory services and oversight of SGC’s gaming operations and which are therefore 100% allocable to SGC; and b) an administration fee, assessed by the Nation for costs indirectly incurred in conjunction with the operation and regulation of the Corporation, which is fixed as a percentage of direct costs, currently set at 20%, as determined by the Nation in its performance of administration of the SGA and its oversight of the Company. During September 2009, the administration fee percentage was reduced from 29.56% to 20%, with retroactive application to Fiscal 2009. Such costs were approximately $9.7 million, $10.9 million and $10.3 million for Fiscal 2009, 2008 and 2007, respectively. SGC is also charged by the Nation for its costs incurred related to services provided by the New York State Racing and Wagering Board, New York State Police, Seneca Nation of Indians Marshals, Buffalo Police and Cattaraugus County Sheriff Department solely and directly in connection with SGC’s operations, which costs were approximately $10.8 million, $9.6 million and $10.4 million for Fiscal 2009, 2008 and 2007, respectively. At September 30, 2009 and 2008, approximately $33.7 million and $27.9 million, respectively, were recorded as “accrued regulatory costs” in the accompanying consolidated balance sheets, for the payment of such New York State related regulatory costs.

STGC leases office space in a building owned by the brother of a former member of the Company’s board of directors, who served on the board until September 2009.  During the fiscal years ended September 30, 2009, 2008, and 2007 such lease payments totaled approximately $252,000, $233,000 and $246,000, respectively.

SNFGC, STGC and SEGC, through a competitive bidding process, have purchased goods and services from DRJ Enterprises, which is owned by the brother-in-law of the former Chairman of SGC. Payments to DRJ Enterprises totaled $68,000 and $707,000 and $1,039,000 for the fiscal years ended September 30, 2009, 2008 and 2007, respectively.

On August 8, 2009, the Nation offered SEGC a $9 million unsecured loan for purposes of expanding the Buffalo Creek Casino temporary facility to include up to 250 additional slot machines.  The SEGC Board of Directors, on August 14, 2009, approved the terms of the loan, which include an interest rate of 5% per annum with principal and interest payable over a 12 month period commencing on the 15th day of the calendar month following the opening of the expansion (expect to occur in Spring 2010).  SEGC has not yet determined whether it will utilize this loan being extended by the Nation.

13. Commitments and Contingencies

Distribution Agreement Obligations

On April 27, 2007, SGC entered into a Distribution Agreement among the Nation, the Seneca Nation of Indians Capital Improvements Authority, or the Authority, SGC and Wells Fargo Bank, as Trustee, in connection with the Authority’s issuance in two series (one tax exempt and the other taxable) of an aggregate principal amount of $159,495,000 special obligation bonds, or the 2007 Bonds.  The Distribution Agreement obligates SGC, subject to any contractual restrictions applicable to SGC (including, but not limited to, those contained in the Indenture governing SGC’s 2004 and 2005 senior notes), to make monthly distributions to the Nation at the times and in the amounts necessary to enable the Authority to pay the debt service on the 2007 Bonds as required under the Authority’s indenture.  At the direction of the Nation and the Authority, SGC will pay such distributions directly to the Trustee.  The Authority’s debt service commences on June 1, 2007.  For the period from June 1, 2007 through November 1, 2007, the Authority’s debt service averaged approximately $0.9 million per month. For the period from December 1, 2007 through June 1, 2008, the Authority’s debt service averages approximately $1.7 million per month. In June 2008, it was determined that the amortization (debt service) schedule upon which the foregoing $1.7 million monthly payment was made, was incorrect.  A corrected amortization schedule was provided and, after giving effect to a resulting credit for amounts overpaid, for the period from January 1, 2008 through December 1, 2023, the Authority’s debt service averages approximately $1.2 million per month. The foregoing debt service averages are based on scheduled payments of interest and principal under the Authority’s indenture and bonds and do not address the effects of any earlier call for redemption, by acceleration or otherwise.  The Distribution Agreement provides that neither the Trustee nor the Authority’s bondholders will have any recourse under the Distribution Agreement to any revenues, assets or property of SGC or its subsidiaries should SGC fail to comply with its distribution obligations.  For the period ended September 30, 2009, SGC distributed to the Nation $14.4 million for the Authority’s debt service on the special obligation bonds.

Litigation

Citizens Against Casino Gambling in Erie County v. Kempthorne (1:06-cv-00001-WMS (WDNY)) (formerly Citizens Against Casino Gambling v. Norton) — CACGEC I

In January 2006, an action was filed in the United States District Court, Western District of New York by various plaintiffs against the United States Department of the Interior, the National Indian Gaming Commission and three individuals in their official capacities as Secretary of the Interior, Acting Assistant Secretary of the Interior for Indian Affairs and Chairman of the NIGC.  The action seeks declaratory and injunctive relief under the Administrative Procedure Act, the Declaratory Judgments Act, the National Historic Preservation Act, or NHPA, the National Environmental Policy Act, or NEPA, and the Indian Gaming Regulatory Act and is principally directed at the decisions and actions of the defendants that permit the construction and operation of the Seneca Buffalo Creek Casino.  The plaintiffs claim that the defendants have failed to comply with NEPA, NHPA, and IGRA and have requested that the court take numerous actions including declaring that the two parcels consisting of approximately nine acres in Buffalo, New York, or Buffalo Parcels, acquired by the Nation pursuant to the Seneca Nation Lands Claim Settlement Act of 1990, or SNLCSA are not Indian lands within the meaning of IGRA and declaring that the Nation’s Compact violates IGRA. On November 1, 2006, oral argument was heard on the defendant’s motion to dismiss for lack of jurisdiction, on the Nation’s amicus motion to dismiss based upon failure to join the Nation as a necessary party and sovereign immunity, and on the plaintiff’s motion for summary judgment.

On January 12, 2007, the district court vacated the NIGC’s approval of the Nation’s 2002 gaming ordinance as it pertains to gaming conducted on the Buffalo Parcels and remanded the decision to the NIGC to determine whether the Buffalo Parcels constitute “Indian lands” under IGRA.  The court also granted the defendant’s motion to dismiss for lack of subject matter jurisdiction, denied the Nation’s motion to dismiss (holding, in part, that the Nation was not a necessary party because the U.S. government’s interests were aligned with those of the Nation and that the U.S. government (through the U.S. Department of Justice) was vigorously defending the case), and denied, as moot, the plaintiff’s motion for summary judgment.  In reaching its decision to dismiss on the basis of a lack of subject matter jurisdiction, the court determined that, notwithstanding the U.S. Department of Interior’s prior determination that the Nation’s Buffalo Creek Territory constitutes “Indian lands” within the meaning of the IGRA, the NIGC must make its own “Indian lands” determination, and ordered that the Nation’s 2002 gaming ordinance (which had been approved by the NIGC) be vacated insofar as it permits Class III gaming on the Nation’s Buffalo Creek Territory. The court specifically limited its holding to the Nation’s Buffalo Creek Territory. After the court denied the government’s motion for reconsideration, both the plaintiffs and the defendants appealed.  On January 29, 2007, the U.S. Department of Justice filed a motion for reconsideration, which was denied by the court on April 20, 2007, noting that the government asserted no new arguments.

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

The U.S. Department of Justice has discontinued its appeal of the January 12, 2007 order in the initial CACGEC federal suit.  On November 9, 2007, the Second Circuit Court of Appeals stayed the plaintiffs’ appeal pending the resolution of the second federal court action described below (Citizens Against Casino Gambling v. Hogen (1:07-cv-00451-WMS (WDNY)). On July 24, 2009, the Second Circuit Court of Appeals issued an order withdrawing the appeal from active consideration by consent without prejudice to reinstatement.  On December 10, 2009, the Second Circuit Court of Appeals granted the plaintiffs’ request for reactivation of the appeal.

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

Citizens Against Casino Gambling in Erie County v. Hogen (1:07-cv-00451-WMS (WDNY)) — CACGEC II

On July 12, 2007, Citizens Against Casino Gambling in Erie County  (CACGEC) filed a second action in the United States District Court, Western District of New York against the United States Department of the Interior, the NIGC and two individuals in their official capacities as Secretary of the Interior and Chairman of the National Indian Gaming Commission, respectively.  The action seeks declaratory and injunctive relief under the Administrative Procedure Act, the Declaratory Judgments Act, and the Indian Gaming Regulatory Act and is principally directed at the decisions and actions of the defendants in approving the Nation’s class III gaming ordinance, and the Indian lands opinion issued by the Chairman relative to that approval.  The plaintiffs claim that the defendants have failed to comply with federal law and have requested that the court take numerous actions including declaring that the lands acquired by the Nation pursuant to SNLCSA are not Indian lands within the meaning of IGRA.

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

In response to ongoing events in the litigation, on July 16, 2008, the Nation submitted a new gaming ordinance to the NIGC, so that the NIGC could consider the applicability of new Department of the Interior regulations concluding that lands like Buffalo Creek Territory are exempt from Section 20 of IGRA’s prohibition on gaming.

On July 22, 2008, the United States filed a motion responding to the plaintiffs motion to enforce and requesting that the case be remanded to the NIGC for further consideration. The remand motion is based upon significant changes in the controlling law, as interpreted by the U.S. Department of the Interior.  The Seneca Nation of Indians simultaneously filed an amicus brief supporting the United States’ motion for remand to the NIGC and opposing the plaintiffs’ motion to enforce.  On August 26, 2008, the court issued its decision on the foregoing motions and granted the plaintiffs’ request that the court enforce its July 8, 2008 decision and order to the extent that the NIGC and its Chairman are directed to carry out their enforcement duties under IGRA. The plaintiffs’ motion was denied to the extent that they requested an order that would divest the NIGC of its discretion to determine the type of enforcement action to take.

On September 3, 2008, the Chairman of the NIGC issued a “notice of violation” or “NOV” to the Nation as a result of the August 26, 2008 decision. The NOV asserts that the Nation has violated IGRA by operating the Seneca Buffalo Creek Casino without an approved Class III gaming ordinance for that facility because the gaming ordinance for those lands authorized gaming on lands in Buffalo that the district court deemed ineligible for gaming.  The NOV further states that although the NIGC disagrees with the district court’s interpretation of IGRA regarding the Buffalo Parcels eligibility for gaming under IGRA, the NIGC, at the current time, was bound by the district court’s ruling as to this particular land parcel absent reconsideration by the district court or reversal on any appeal.  Consequently, the Chairman issued the NOV. The NOV was not accompanied by a closure order or an assessment of a civil fine. The NOV further states that the Chairman of the NIGC may modify the measures required to correct the alleged violation if the NIGC approves the Nation’s July 16, 2008 gaming ordinance amendments.  The Nation immediately appealed the NOV issuance and the administrative appeal is still pending before an independent administrative law judge.  The NIGC requested a stay of the NOV appeal.

On October 21, 2008, the plaintiffs filed a motion seeking an order from the court that would require the Chairman of the NIGC to issue orders immediately halting gaming at the Seneca Buffalo Creek facility and holding the NIGC Chairman in contempt for not doing so sooner.

On October 24, 2008, the U.S. Department of Justice filed a notice of appeal relating to the court’s July 8, 2008 ruling on whether gaming is permitted on Nation lands in Buffalo, in addition to the court’s August 26, 2008 orders (directing the NIGC to issue the NOV and denying the U.S. government’s motion to remand the case to the NIGC for an administrative decision on the basis of significant changes in controlling regulation).

On November 4, 2008, the Seneca Nation of Indians filed a motion for leave to file an amicus brief in response to the plaintiffs’ motion to enforce and motion to hold NIGC Chairman Hogen in contempt for failing to close the Buffalo Creek casino.  The United States also filed a response on that day.  On November 14, 2008, the plaintiffs filed a reply brief requesting additional time to respond to the Nation’s amicus brief if the court granted the Nation’s motion allowing it to submit an amicus brief.  On November 17, 2008, the court granted the Nation’s motion to file the amicus brief and to be heard at argument.  The court further ordered that the Nation formally file its amicus brief by November 20, 2008, which it did, and set a December 2, 2008 deadline for filing responses to the Nation’s brief.

On December 2, 2008, the plaintiffs filed their response to the Nation’s amicus brief.  On January 20, 2009, NIGC Chairman Hogen approved the SNI’s amended ordinance.  The court reviewed the Chairman’s findings and found them to be predicated on an analysis different from any advanced by the parties.  This new analysis is presumed valid unless and until it becomes the subject of a successful legal challenge.  As such, the Chairman’s January 20, 2009 ordinance approval rendered moot plaintiff’s motion to enforce the Court’s vacatur of the July 2, 2007 ordinance approval.  Accordingly, on January 30, 2009, the court denied the plaintiffs’ October 21, 2008 motion for order to enforce.

If the plaintiffs are successful, the Nation could be unable to conduct any Class III gaming upon lands acquired by the Nation pursuant to the SNLCSA, including the Buffalo Creek Territory.

Citizens Against Casino Gambling in Erie County v. Hogen (1:2009-cv-00291 (WDNY)) — CACGEC III

On March 31, 2009, Citizens Against Casino Gambling in Erie County  (CACGEC) filed a third action in the United States District Court, Western District of New York against the Chairman of the NIGC, the United States Department of the Interior, the NIGC, the Secretary of the Interior and the President of the United States.  The action seeks declaratory and injunctive relief under the Administrative Procedure Act, the Declaratory Judgments Act, and the Indian Gaming Regulatory Act and is principally directed at the decision by the NIGC Chairman, on January 20, 2009, to approve the Seneca Nation’s amendments to its Class III Gaming Ordinance regarding the Nation’s Buffalo Creek Territory.  The NIGC Chairman concluded that IGRA’s general prohibition against gaming on lands acquired after its enactment in 1988 does not apply to lands, such as the Buffalo Creek Territory, that are held in restricted fee.   The plaintiffs claim that, in approving the Nation’s Class III Gaming ordinance on January 20, 2009, the NIGC Chairman ignored the intention of Congress.  The plaintiffs also make several claims that go beyond their prior lawsuits.  Most notably, they challenge the constitutionality of the land purchase provisions contained in the SNLCSA, and attempt to challenge in a more extensive fashion than they had previously the validity of the Nation-State Gaming Compact.

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

The plaintiffs are opposing the Nation’s motion and as of December 22, 2009, the Nation’s motion was still pending before the Court.

The United States has filed a motion for partial dismissal.  The motion remains pending before the Court as of December 22, 2009.

If the plaintiffs ultimately succeed in this action, or in their pending appeals in the CACGEC I and CACGEC II proceedings, the SGC may be unable to conduct any Class III gaming at its existing properties.

Scott v. Pataki (NYS Supreme Court, Erie County, Index No. 001189/06)

On February 1, 2006, an action was filed in the New York Supreme Court, County of Erie, by various petitioners against George E. Pataki, in his official capacity as Governor of the State of New York; State Gaming Officials of the New York State Wagering Board; City of Buffalo; Common Council of the City of Buffalo; Anthony Masiello in his previous capacity as Mayor of Buffalo; Byron Brown in his capacity as Mayor of Buffalo; City of Buffalo Department of Public Works; Buffalo Sewer Authority; and Niagara Frontier Transportation Authority.  The action initially sought declaratory and injunctive relief under the State Environmental Quality Review Act, or SEQRA,; the First Parks, Recreation, Historic Preservation Law, or PRHPL; First City Environmental Review Ordination, or CERO; and Freedom of Information Law, or FOIL, and is principally directed at the decisions and actions of the defendants in connection with the Seneca Buffalo Creek Casino.  The plaintiffs initially claimed that the defendants had failed to comply with SEQRA, PRHPL, CERO and FOIL and requested that the court take numerous actions including directing compliance with SEQRA, PRHPL, CERO and FOIL and restraining further action relating to the development of the Seneca Buffalo Creek Casino.  In May 2006, the petitioners further sought to enjoin demolition activity on the nine acre casino site, but the court declined to grant a preliminary injunction preventing demolition.  In June 2006, the petitioners amended their Petition to drop their claims against Governor Pataki, the State Gaming Officials and the Niagara Frontier Transportation Authority, and added the Buffalo Department of Economic Development, Permits and Inspections as a party. The amended Petition also dropped all claims except for the SEQRA and CERO claims. In October 2006, the plaintiffs moved for an injunction to prevent an agreement between SEGC and the City of Buffalo (relating to the development of the Seneca Buffalo Creek Casino) from being executed and performed, which motion was denied based upon a failure to show a likelihood of success on the merits.  The plaintiffs appealed this ruling to the New York Supreme Court Appellate Division.  On March 16, 2007, the Appellate Division unanimously affirmed the denial of the injunction.

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

On November 13, 2009, the NYS Supreme Court Appellate Division unanimously affirmed the July 3, 2008 decision.

If the plaintiffs were successful, the Nation could have been delayed in the completion of the expansion of Seneca Buffalo Creek Casino temporary facility.  Certain of these petitioners are also plaintiffs in the federal lawsuits filed by Citizens Against Casino Gambling in Erie County referenced above.

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

On October 5, 2007, the plaintiff filed a motion to further amend the complaint to include as defendants (1) Maurice John, as President of the Nation; (2) E. Brian Hansberry, as the new President and CEO of SGC (replacing John Pasqualoni); (3) the Nation; and (4) SGC.  On October 25, 2007, the Nation filed a response in opposition to that motion asserting that (1) the motion to amend the complaint was not properly before the court because it is premised upon a finding that the Nation is a necessary and indispensible party, and (2) the motion to amend is futile because the Nation and its officers are protected by sovereign immunity.  On August 11, 2008, the court ordered the clerk to strike the Nation’s responses to motions filed by plaintiff because the Nation had not been granted permission to participate as amicus curiae and had not renewed its motion in that regard.  On August 22, 2008, the Nation filed a motion for leave to file brief amicus curiae.

On March 16, 2009, the plaintiff filed a motion to the amend/correct amended complaint.  On March 23, 2009, the court dismissed as moot both plaintiff’s October 5, 2007 motion to the amend/correct amended complaint and the Nation’s August 22, 2008 motion for leave to file brief amicus curiae in opposition to plaintiff’s motion.  On April 29, 2009, the Nation filed a motion for leave to appear as amicus curiae.  On June 15, 2009, the court granted the Nation’s April 29, 2009 request to file a brief amicus curiae.  On June 16, 2009, the Nation filed its response to plaintiff’s March 16, 2009 motion to amend/correct amended complaint.

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

We have obtained possession of, either through eminent domain proceedings or private purchase, substantially all of the remaining acreage within the footprint, other than certain streets and alleys owned by the City of Niagara Falls providing access to the above church parcels, and a bicycle path owned by the New York State Department of Transportation. We expect to acquire the above Niagara Falls city street and alley parcels by early 2010, with acquisition of the NYSDOT bike path requiring further dialogue with New York State.

Substantially all of the post-2002 real property acquisitions in Niagara Falls, NY have been pursuant to New York State Eminent Domain Procedure Law, or EDPL, using the State’s power of eminent domain (through the Empire State Development Corporation, or ESDC.  The amounts paid to condemnees from whom the ESDC has acquired property are deemed to be advance payments, in that property owners are entitled to reserve their rights to challenge the land and improvement values determined by the condemnor’s appraisers.  The ESDC has made advanced payments under the EDPL of approximately $31.5 million for the condemned parcels within the footprint including, in particular, approximately 18 acres of land and related fixtures (a former water park) for an aggregate advanced payment of $18.0 million, and another hotel property for an aggregate advanced payment of $8.2 million (excluding fixtures).    See Note 10.

Pursuant to the EDPL, New York state courts will determine the final purchase price to be paid to condemnees who elect to challenge the initial appraised value of their property.  To date, all record owners from whom property was acquired pursuant to the EDPL have reserved rights to claim additional compensation.  Four record owners have filed notices of claim to challenge the fair market value appraisals utilized by ESDC. Fallsite LLC and Fallsville Splash, LLC have filed notices of claim in the amounts of $40.0 million and $35.0 million for land and trade fixtures, respectively, relating to a former water park within the footprint.  ESDC’s fair market appraisal value for the foregoing was approximately $17.0 million.  If a court determines that the value for the land and improvements, including trade fixtures, is higher than what ESDC has determined to be their appraised values, then we may be liable for the difference and potentially also responsible for certain additional costs and payments to the applicable condemnee(s), such as their attorney fees.  The valuation trial proceedings with regard to the former water park are complete. The decision of the court is pending and is expected in early 2010. Intertrust Development had filed a notice of claim for $15.8 million for land and trade fixtures associated with a former Holiday Inn hotel within the footprint. ESDC’s fair market appraisal value for the foregoing was $8.2 million (excluding fixtures).  We have agreed to a settlement of this matter with Intertrust, whereby Intertrust has received an additional $3.8 million in addition to the appraisal value of $8.2 million, and whereby we have agreed to purchase, for business promotional use, tickets to Fallsview Waterpark, an affiliate of Intertrust, for $2.5 million to be paid in three installments over three years.  Pursuant to the stipulation of settlement, Intertrust  has executed a release of SNFGC, ESDC and the Seneca Nation of Indians with respect to the valuation proceeding, and ESDC and Intertrust shall file a stipulation of discontinuance. Additionally, JFD Holdings has filed a notice of claim for $1.1 million for a parcel of land at 621 Niagara Street within the footprint.  ESDC’s fair market appraisal for the foregoing is approximately $550,000.  No trial date has yet been set. Also, three individuals have filed notices of claim with respect to four parcels within the footprint seeking $955,000, in aggregate, for the four parcels.  ESDC’s fair-market appraisal for the four properties, in aggregate, is $185,000.  No trial dates have been set.

If a court determines that the value for the land and improvements is higher than the appraised value paid to a condemnee, then SGC may be liable to the condemnee for the difference and potentially also responsible for certain additional costs and payments to the condemnee, such as attorneys’ fees.  As of September 30, 2009, $1.7 million of the previously recorded reserve of $6.4 million remained for such matters and is included in the other current and long-term liabilities sections on SGC’s consolidated balance sheet.  Should the liability be greater than our reserve for such matters, it could have a negative impact on income and financial condition.

SGC is a defendant in other litigation from time to time in the normal course of business. In the opinion of management, based on the advice of counsel, the aggregate liability, if any, arising from such litigation will not have a material adverse effect on SGC’s financial condition or results of operations.

The Seneca Nation Compact

As part of its Compact, the Nation agrees to contribute to the State of New York a portion of the proceeds from the operation and conduct of each category of Gaming Device for which exclusivity exists, based on the win of such machines (cash dropped into machines, after payouts but before expenses) and totaled on a cumulative quarterly basis to be adjusted annually at the end of the relevant calendar year.  However, beginning in February 2005, the Company began advancing to the Nation on a monthly basis the exclusivity fee due for the prior month.  The exclusivity fee to the State of New York for years 1—4 (through December 31, 2006), was 18.0%, payable on an annual basis. Thereafter, the exclusivity fee is 22% for years 5—7 (through December 31, 2009), payable on a semi-annual basis and will be 25.0% for years 8—14 (through December 31, 2016), payable on a quarterly basis.

Amounts payable for exclusivity fees were $8.2 million and $9.2 million at September 30, 2009 and 2008, respectively, and are recorded as exclusivity fees payable on the accompanying consolidated balance sheets. The exclusivity fee expense was $106.0 million, $115.7 million and $103.3 million for the years ended September 30, 2009, 2008 and 2007, respectively.

Additional Casino Locations and Expansion

As described in Note 1, the Compact provides the Nation the exclusive right to conduct Class III gaming activities at three sites in the western region of the State of New York.  The Company opened its third Class III casino on July 3, 2007 in a temporary facility in Buffalo, New York.  The construction of a permanent casino at that site, as well as any expansion by STGC at Seneca Allegany Casino and Hotel will require significant capital outlays. The ability to recommence these projects (which have been suspended indefinitely) will depend on various factors including cash flow from operations, the availability of external financing with regard to one or more of the projects, certain Nation and governmental approvals, and the effects of legal and/or administrative proceedings. Refer to Note 13, Commitments and Contingencies, under the heading, “Capital Projects” for further information.

Capital Projects

On August 27, 2008, the construction activities at Seneca Allegany Casino and Hotel and Seneca Buffalo Creek Casino, each described below, were suspended for reasons including:  the economic recession; inability to obtain construction financing at reasonable interest rates; and operating and other demands on available cash, such as payments to the Nation.  As of September 30, 2009, due to the continuation of weak economic conditions, adverse credit market conditions and an uncertain economic outlook, construction remained suspended indefinitely.  Furthermore, certain planning efforts related to the future expansion of the Seneca Niagara Falls property were suspended for the same reasons.  As a result of these circumstances an impairment charge of $107.6 million was recognized during Fiscal 2009.  Nonetheless, SGC will continue to explore alternative future expansion and development options.

Seneca Niagara Falls Casino and Hotel.  In 2006, we began master planning activities for the remaining approximately 24 acres of undeveloped land contained in the Niagara Falls footprint.  As of September 30, 2009, these master planning activities have been suspended due to the continuation of weak economic conditions, adverse credit market conditions and an uncertain economic outlook.  As a result of these circumstances an impairment charge was recognized related to these activities in Fiscal 2009, in the amount of approximately $3.5 million.

Seneca Allegany Casino and Hotel.  On March 30, 2007, STGC officially opened its 212 room resort hotel, including two fine dining restaurants, a 24-hour casual restaurant and certain other amenities, at the Seneca Allegany Casino and Hotel.  This expansion followed the December 28, 2006 official opening of the permanent gaming floor. The approximate cost of constructing and equipping the hotel and expansion project was $169.0 million.  In March 2008, STGC completed the conversion of the former temporary casino at the Seneca Allegany Casino and Hotel into a 120,000 square foot events center, and additional administration space, at a cost of approximately $29.3 million.  Construction on the next phase of development at Seneca Allegany Casino and Hotel, which was planned to include an additional 200 room hotel tower, and up to 30,000 square feet of additional gaming space and related amenities, for a total estimated cost of approximately $130 million, was suspended for the reasons discussed above.  As of September 30, 2009, due to the continuation of weak economic conditions, adverse credit market conditions and an uncertain economic outlook, construction remained suspended indefinitely.  As a result of these circumstances an impairment charge was recognized for costs incurred related to these activities in Fiscal 2009, in the amount of approximately $17.1 million.

Seneca Buffalo Creek Casino.  On July 3, 2007, the Company opened a temporary Class III gaming facility at the Seneca Buffalo Creek Territory site (6,000 square feet including 135 slot machines and a snack bar) at a cost of approximately $6.8 million.  In March 2008, the Company completed a 109 slot machine expansion (for a total of 244 slot machines) of the temporary Seneca Buffalo Creek Casino.  Construction on the next phase of development at Seneca Buffalo Creek Casino and Hotel, which was planned to include approximately 90,000 square feet of gaming space; 2,000 slot machines; 45 table games; a 22-story all-suite hotel; four restaurants; a full-service spa and salon; retail and other amenities; and a 2,200-space parking garage, for a total estimated cost of approximately $333 million, was suspended for reasons discussed above.  As of September 30, 2009, due to the continuation of weak economic conditions, adverse credit market conditions and an uncertain economic outlook, construction remained suspended indefinitely.  As a result of these circumstances an impairment charge was recognized related to these activities in Fiscal 2009, in the amount of approximately $87.0 million..

On October 19, 2009 we broke ground on the expansion of the temporary facility, which will add approximately 5,300 square feet of gaming space to the facility and will accommodate 200 to 250 additional slot machines. The expansion is due to be completed in spring 2010.

Seneca Hickory Stick Golf Club.  In July 2007, the Company commenced construction of the Seneca Hickory Stick Golf Club, an 18-hole Robert Trent Jones II designed golf course. The golf course is located in Lewiston, New York and is approximately eight miles from the Seneca Niagara Casino and Hotel.  Completion of golf course construction and official course opening are currently scheduled for 2010. As of September 30, 2009, the Company has incurred $20.8 million for the purchase of land and construction, with a total cost to construct the golf course, clubhouse and related amenities estimated to be approximately $25.5 million.

Operating Leases

In addition to the Head Leases with the Nation (Note 12), the Company rents land and building space, an employee parking lot (through September 2009), and warehouse space; and administrative space for its STGC casino facility, under various operating leases. The lease terms vary from yearly to 21 years with renewal options. Total rent expense under all operating leases for 2009, 2008 and 2007 was approximately $76.6 million, $62.8 million and  $54.4 million, respectively.  The terms of the 2004 and 2005 Senior Notes allow the monthly payments under the SNFGC, STGC, and SEGC Head leases to increase up to 3.0% beginning no earlier than October 2005. Lease increases in excess of 3% are subject to additional requirements under the terms of the Indenture governing the Company’s senior notes and the Distribution Agreement.  Estimated minimum rents due under the operating leases (including the Head Lease and STGC land lease) are as follows:

(In Thousands)
Fiscal year ended September 30:
2010	$76,197
2011	76,000
2012	76,000
2013	76,000
2014	76,000
Thereafter	703,000
$1,083,197

EXHIBIT INDEX

Exhibit No.	Description

3.1*	Sixth Amended and Restated Charter of SGC.

3.2	Second Amended and Restated By-Laws of SGC (incorporated by reference to Exhibit 3.2 to SGC’s Annual Report on Form 10-K filed with the SEC on May 9, 2005).

3.3*	Fourth Amended and Restated Charter of SNFGC.

3.4	Third Amended and Restated By-Laws of SNFGC (incorporated by reference to Exhibit 3.4 to SGC’s Annual Report on Form 10-K filed with the SEC on May 9, 2005).

3.5*	Third Amended and Restated Charter of STGC.

3.6	Amended and Restated By-Laws of STGC (incorporated by reference to Exhibit 3.6 to SGC’s Annual Report on Form 10-K filed with the SEC on May 9, 2005).

3.7*	Third Amended and Restated Charter of SEGC.

3.8	Amended and Restated By-Laws of SEGC (incorporated by reference to Exhibit 3.8 to SGC’s Annual Report on Form 10-K filed with the SEC on May 9, 2005).

3.9*	Amended and Restated Charter of LGCC.

3.10*	By-Laws of LGCC.

4.1

Indenture, dated as of May 5, 2004, among SGC, SNFGC, the Guarantors as defined therein and Wells Fargo Bank, National Association, as Trustee, relating to our $300,000,000 principal amount of 7¼% Senior Notes due 2012 (including form of note) (incorporated by reference to Exhibit 4.1 to SGC’s Registration Statement No. 333-117633 filed with the SEC on July 23, 2004).

4.2

Supplemental Indenture, dated as of May 23, 2005, to the Indenture, dated as of May 5, 2004, among SGC, SNFGC, the Guarantors as defined therein and Wells Fargo Bank, National Association, as Trustee, relating to our $200,000,000 principal amount of 7¼% Senior Notes due 2012, Series B (including form of note) (incorporated by reference to Exhibit 4.1 to SGC’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2005).

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

4.6

Nation Agreement, dated May 5, 2004, between Seneca Nation of Indians, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities LLC and Wells Fargo Securities, LLC, collectively as the Initial Purchasers, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to SGC’s Registration Statement No. 333-117633 filed with the SEC on July 23, 2004).

4.7

Amendment No. 1, dated May 23, 2005, to Nation Agreement, dated May 5, 2004, between Seneca Nation of Indians, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities LLC and Wells Fargo Securities, LLC, collectively as the Initial Purchasers, and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.3 to SGC’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2005).

4.8

Assignment and Plan of Distribution Agreement, entered into and effective as of May 5, 2004, by and between Seneca Nation of Indians and SGC (incorporated by reference to Exhibit 4.4 to SGC’s Registration Statement No. 333-117633 filed with the SEC on July 23, 2004).

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

10.3

Construction Management Agreement, dated as of July 14, 2005, between Seneca Construction Management Corporation, as Construction Manager, and STGC, as Owner (for Seneca Allegany Casino Phase II Hotel and Casino) (incorporated by reference to Exhibit 10.1 to SGC’s Current Report on Form 8-K filed with the SEC on July 18, 2005).

10.4	+

Employment Agreement, dated July 13, 2004, between SGC and Barry W. Brandon (incorporated by reference to Exhibit 10.9 to SGC’s Registration Statement No. 333-117633 filed with the SEC on July 23, 2004).

10.5	+	Employment Agreement, dated April 28, 2005, between SGC and Rajat Shah (incorporated by reference to Exhibit 10.20 to SGC’s Annual Report on Form 10-K filed with the SEC on May 9, 2005).

10.6	+

Amendment No. 1 to Employment Agreement, dated as of October 1, 2005, between SGC and Barry W. Brandon (incorporated by reference to Exhibit 10.20 to SGC’s Registration Statement No. 333-128443 filed with the SEC on November 30, 2005)

10.7	+

Amendment No. 2 to Employment Agreement, effective as of September 14, 2006, between SGC and Barry W. Brandon (incorporated by reference to Exhibit 10.1 to SGC’s Current Report on Form 8-K filed with the SEC on September 20, 2006).

10.8	+

Amendment No. 1 to Employment Agreement, effective as of September 14, 2006, between SGC and Rajat Shah (incorporated by reference to Exhibit 10.2 to SGC’s Current Report on Form 8-K filed with the SEC on September 20, 2006).

10.9

Agreement between the City of Buffalo, New York, Seneca Gaming Corporation, Seneca Erie Gaming Corporation and the Seneca Nation of Indians, effective November 9, 2006 (incorporated by reference to Exhibit 10.1 to SGC’s Current Report on Form 8-K filed with the SEC on November 14, 2006).

10.10	+	Separation Agreement between SGC and John Pasqualoni effective February 7, 2007 (incorporated by reference to Exhibit 10.1 to SGC’s Current Report on Form 8-K filed with the SEC on February 7, 2007).

10.11	+	Separation Agreement between SGC and Joseph D’Amato effective February 7, 2007 (incorporated by reference to Exhibit 10.2 to SGC’s Current Report on Form 8-K filed with the SEC on February 7, 2007).

10.12		Head Lease Agreement between STGC and the Nation dated February 28, 2007 (incorporated by reference to Exhibit 10.1 to SGC’s Current Report on Form 8-K filed with the SEC on March 8, 2007).

10.13		Head Lease Agreement between SEGC and the Nation dated February 28, 2007 (incorporated by reference to Exhibit 10.2 to SGC’s Current Report on Form 8-K filed with the SEC on March 8, 2007).

10.14	+

Employment Agreement, dated April 10, 2007, and effective as of March 5, 2007, between SGC and Robert Victoria (incorporated by reference to Exhibit 10.1 to SGC’s Current Report on Form 8-K filed with the SEC on April 16, 2007).

10.15	+

Employment Agreement, dated April 12, 2007, and effective as of February 7, 2007, between SGC and E. Brian Hansberry (incorporated by reference to Exhibit 10.1 to SGC’s Current Report on Form 8-K/A filed with the SEC on April 18, 2007).

10.16

Distribution Agreement, dated April 27, 2007, among the Nation, the Seneca Nation of Indians Capital Improvements Authority, SGC and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 10.1 to SGC’s Current Report on Form 8-K filed with the SEC on May 1, 2007).

10.17

Amended and Restated Head Lease Agreement between Seneca Niagara Falls Gaming Corporation and the Seneca Nation of Indians effective as of October 1, 2007 (incorporated by reference to Exhibit 10.1 to SGC’s Current Report on Form 8-K filed on April 1, 2008).

10.18

First Amendment to Head Lease Agreement between Seneca Territory Gaming Corporation and the Seneca Nation of Indians effective as of October 1, 2007 (incorporated by reference to Exhibit 10.2 to SGC’s Current Report on Form 8-K filed on April 1, 2008).

10.19

First Amendment to Head Lease Agreement between Seneca Erie Gaming Corporation and the Seneca Nation of Indians effective as of October 1, 2007 (incorporated by reference to Exhibit 10.3 to SGC’s Current Report on Form 8-K filed on April 1, 2008).

10.20	+

Separation Agreement between Seneca Gaming Corporation and Patrick M. Fox dated April 8, 2008 and effective as of April 11, 2008 (incorporated by reference to Exhibit 10.1 to SGC’s Current Report on Form 8-K filed on April 8, 2008).

10.21	+

Employment Agreement between Seneca Gaming Corporation and Catherine A. Walker, dated as of March 16, 2008 (incorporated by reference to Exhibit 10.1 to SGC’s Current Report on Form 8-K filed on May 1, 2008).

10.22

Loan Agreement by and among Seneca Gaming Corporation and KeyBank National Association dated as of June 19, 2008 (incorporated by reference to Exhibit 10.1 to SGC’s Current Report on Form 8-K filed on June 25, 2008).

10.23	+

Employment Agreement, effective as of July 1, 2008, between Seneca Gaming Corporation and David Sheridan (incorporated by reference to Exhibit 10.1 to SGC’s Current Report on Form 8-K/A filed on October 28, 2008).

10.24

First Amendment to the Amended and Restated Head Lease Agreement between Seneca Niagara Falls Gaming Corporation and the Seneca Nation of Indians, effective as of October 1, 2008 (incorporated by reference to Exhibit 10.1 to SGC’s Current Report on Form 8-K filed on March 24, 2009).

10.25

Second Amendment to Head Lease Agreement between Seneca Territory Gaming Corporation and the Seneca Nation of Indians, effective as of October 1, 2008 (incorporated by reference to Exhibit 10.2 to SGC’s Current Report on Form 8-K filed on March 24, 2009).

10.26

Second Amendment to Head Lease Agreement between Seneca Erie Gaming Corporation and the Seneca Nation of Indians, effective as of October 1, 2008 (incorporated by reference to Exhibit 10.3 to SGC’s Current Report on Form 8-K filed on March 24, 2009).

10.27

Employment Agreement, effective as of July 1, 2008, between Seneca Gaming Corporation and David Sheridan (incorporated by reference to Exhibit 10.1 to SGC’s Current Report on Form 8-K/A filed on October 28, 2008).

10.28	+

Employment Agreement, effective as of June 26, 2008, between Seneca Gaming Corporation and Robert Chamberlain (incorporated by reference to Exhibit 10.31 to SGC’s Annual Report on Form 10-K filed on December 29, 2008).

10.29	*	First Amendment to Loan Agreement by and among Seneca Gaming Corporation and KeyBank National Association dated as of December 18, 2009.

21.1*		List of SGC subsidiaries.

24.1*	Power of Attorney (included on the signature page of this Annual Report).

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act.

*	Filed herewith.

+	Management contract or compensatory plan or arrangement