Form 10-Q
period 2009-12-31
Seneca Gaming Corp
filed 2010-02-04
CIK 1296785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

At February 4, 2010, the registrant had no outstanding shares of common stock. The registrant is wholly owned by the Seneca Nation of Indians.

ii

PART I.  FINANCIAL INFORMATION

Item I.                                                              Financial Statements

SENECA GAMING CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	September 30,
	2009	2009
	(Dollars in Thousands)
Assets
Current assets:
Cash and cash equivalents	$91,235	$83,230
Short-term investments	—	113
Receivables from the Nation	586	6,201
Other receivables, net	2,539	2,539
Inventories	4,110	4,046
Other current assets	9,322	10,369
Total current assets	107,792	106,498

Property and equipment, net	662,642	670,111
Other long-term assets	64,844	65,319

Total assets	$835,278	$841,928

Liabilities and Capital
Current liabilities:
Trade payables	$2,975	$2,328
Construction payables	6,194	9,373
Distributions payable to the Nation	—	3,727
Exclusivity fees payable	7,396	8,220
Accrued interest payable	6,042	15,104
Accrued regulatory costs	37,417	33,683
Accrued gaming liabilities	14,380	15,113
Accrued payroll and related liabilities	10,060	9,652
Other current liabilities	5,961	6,722
Total current liabilities	90,425	103,922

Long-term debt	497,616	497,363
Other long-term liabilities	834	834

Total liabilities	588,875	602,119

Capital:
Retained earnings	246,403	239,809

Total liabilities and capital	$835,278	$841,928

See accompanying notes to consolidated financial statements.

SENECA GAMING CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND CHANGES IN CAPITAL

(Unaudited)

	Three Months Ended December 31,
	2009	2008
	(Dollars in Thousands)

Revenues:
Gaming	$135,377	$137,023
Food and beverage	13,254	14,204
Lodging	5,204	6,296
Retail, entertainment and other	5,892	6,440
Gross Revenue	159,727	163,963
Promotional allowances	(24,565)	(25,244)
Net revenues	135,162	138,719

Expenses:
Gaming	35,722	37,225
Food and beverage	10,600	11,207
Lodging	2,985	3,032
Retail, entertainment and other	4,171	3,978
Advertising, general and administrative	47,101	49,500
Pre-opening costs	72	58
Depreciation	10,730	12,587
Impairment of property and equipment	55	—
Total operating expenses	111,436	117,587

Operating income	23,726	21,132

Other non-operating expenses	(112)	(113)
Interest income	11	58
Interest expense	(9,541)	(9,603)

Net income	$14,084	$11,474

Beginning capital balance	239,809	290,846
Cash distributions declared to the Nation	(7,490)	(16,506)
Ending capital balance	$246,403	$285,814

See accompanying notes to consolidated financial statements.

SENECA GAMING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	December 31,
	2009	2008
	(Dollars in Thousands)
Cash flows relating to operating activities:

Net income	$14,084	$11,474
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,730	12,587
Loss on disposal of assets	—	24
Amortization of deferred financing costs, debt discount	811	810
Other than temporary decline in investments	113	100
Provision for bad debts	85	75
Change in operating assets and liabilities:
Current assets	1,412	(101)
Current liabilities	(9,562)	(4,054)

Net cash provided by operating activities	17,673	20,915

Cash flows relating to investing activities:
Purchases of property and equipment	(3,469)	(21,909)
Land acquisition costs	(83)	(497)

Net cash used in investing activities	(3,552)	(22,406)

Cash flows relating to financing activities:
Contribution received from the Nation	5,101	—
Proceeds from senior secured revolving loan agreement	—	20,000
Distributions paid to the Nation	(11,217)	(20,506)

Net cash used in financing activities	(6,116)	(506)

Net increase (decrease) in cash	8,005	(1,997)

Cash balances:
Beginning of period	83,230	53,305

End of period	$91,235	$51,308

See accompanying notes to consolidated financial statements.

SENECA GAMING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      Organization and Basis of Presentation

The consolidated financial statements include the accounts of Seneca Gaming Corporation, or SGC, and its wholly owned subsidiaries, or collectively, the Company.  In consolidation, all intercompany balances and transactions have been eliminated.  The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of SGC’s management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.  Operating results for the three months ended December 31, 2009 are not necessarily indicative of the results that may be expected for SGC’s fiscal year ending September 30, 2010.  For further information, reference is made to the consolidated financial statements and notes thereto included in SGC’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009, or 2009 Form 10-K, as well as SGC’s other filings with the Securities and Exchange Commission, or SEC, pursuant to the Securities Exchange Act of 1934, as amended.

Certain prior year amounts have been reclassified to conform to current year presentation.

SGC, which was formed on August 1, 2002, is wholly owned by the Seneca Nation of Indians, or the Nation.  The Nation is a federally recognized Indian tribe with total territorial land comprising approximately 54,000 acres in the Western New York region.  SGC was organized by the Nation to operate and manage its Class III gaming activities on the Nation’s territories pursuant to the Indian Gaming Regulatory Act of 1988, or IGRA.  Under IGRA, federally recognized Indian tribes are permitted to conduct full-scale casino gaming operations on tribal land, subject to, among other things, the negotiation of a compact with the affected state.  Pursuant to IGRA, in August 2002, the Nation entered into the Nation-State Gaming Compact with the State of New York, or the Compact, which has been approved by the Federal Bureau of Indian Affairs, Department of the Interior.  The Compact became effective in December 2002, expires in December 2016 and automatically renews for an additional seven year period unless either the Nation or the State of New York objects in writing, in which case the parties are required to negotiate in good faith to address the objecting party’s concerns, with only the issue of a party’s good faith subject to third party dispute resolution.  The Compact provides that its terms will remain in effect during the pendency of such negotiations.  The Compact provides the Nation with the exclusive right to conduct Class III gaming activities at three sites in the western region of the State of New York.

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

The Council, at the request of the SGC Board of Directors, chartered three subsidiary corporations of SGC to operate the three sites authorized by the Compact.  In addition, the SGC Board of Directors hired the executive management of SGC to oversee, develop and manage the three sites. The subsidiary corporations that operate the three sites authorized by the Compact are as follows:

•                                          Seneca Niagara Falls Gaming Corporation, or SNFGC;

•                                          Seneca Territory Gaming Corporation, or STGC; and

•                                          Seneca Erie Gaming Corporation, or SEGC.

SNFGC was formed on August 1, 2002 to operate the Nation’s Class III gaming activities on the Nation’s territory in Niagara Falls, New York.  Operations at SNFGC’s casino, or Seneca Niagara Casino, commenced December 31, 2002.  On March 31, 2006, SNFGC officially completed the phased opening of its luxury hotel expansion, which included a permanent 147,000 square foot gaming facility (adding 35,000 square feet of gaming space to the original 112,000 square-foot facility), a 604-room luxury hotel with 118 suites of various sizes, a full-service spa, salon, and fitness center, three fine dining restaurants and a 24-hour casual restaurant, three new retail stores, and a 25,200 square-foot multi-purpose room and events center.  The luxury hotel is adjacent and connected to the Seneca

Niagara Casino.  The entire complex, including the luxury hotel and the Seneca Niagara Casino, is referred to as the Seneca Niagara Casino and Hotel.

STGC was formed on September 20, 2003 to operate the Nation’s Class III gaming activities in Salamanca, New York on the Nation’s then-existing territorial land. Operations at STGC’s casino, or Seneca Allegany Casino, commenced May 1, 2004 utilizing an approximately 120,000 square foot temporary structure.  On March 30, 2007, the phased opening of the permanent gaming facility and resort hotel was completed, which included a permanent 63,500 square foot gaming facility (adding 12,000 square feet of additional gaming space to the original temporary gaming facility), a 212-room resort hotel, two fine dining restaurants, a 24 hour casual restaurant, a spa and fitness center, and retail and other amenities.  In March 2008, STGC completed a conversion of the former approximately 120,000 square foot temporary casino structure into an events center and multi-purpose room with a seating capacity for 2,200 people, along with additional administrative and support space.  The entire complex, including the Seneca Allegany Casino, resort hotel, and events center, is referred to as the Seneca Allegany Casino and Hotel.

SEGC was formed on August 9, 2003 to operate the Nation’s Class III gaming activities in Erie County, New York.  On October 3, 2005, the Nation acquired approximately nine acres of land in the inner-harbor district of downtown Buffalo, New York.  SEGC commenced construction of its Seneca Buffalo Creek Casino on those nine acres on December 8, 2005, and on July 3, 2007 commenced Class III gaming on such property in a temporary facility, in fulfillment of the requirement set forth in the Nation’s Compact with the State of New York.  The temporary facility features approximately 8,600 square feet and includes 244 slot machines and a snack bar.  Various plaintiffs have filed suit in federal and state court challenging the Nation’s right to conduct Class III gaming on the Nation’s nine acre Buffalo Creek Territory.  On July 8, 2008, in a federal suit captioned Citizens Against Casino Gambling in Erie County (CACGEC) v. Hogen, the Court issued its decision and order finding that, although the Nation’s Buffalo Creek Territory is “Indian country,” the determination by the National Indian Gaming Commission, or NIGC, determination that the Nation’s Buffalo Creek Territory is gaming-eligible land pursuant to the IGRA’s settlement of a land claim exception was “arbitrary, capricious, and not in accordance with the law.”  The Court’s decision did not provide for injunctive relief, and SEGC has continued its operations at the Seneca Buffalo Creek Casino.  Plaintiffs subsequently filed a motion on July 14, 2008 to force the court to enforce its judgment.

On January 20, 2009, the NIGC approved an amended Class III Gaming Ordinance that had been submitted by the Nation and concluded that, based upon new Department of the Interior regulations, IGRA’s general prohibition against gaming on after-acquired lands did not apply to lands such as the Buffalo Creek Territory that are held in restricted fee, and that gaming on the Nation’s Buffalo Creek Territory is not precluded by IGRA.  Subsequently, on January 30, 2009, the District Court denied the plaintiffs’ motion to enforce, and further concluded that the NIGC’s new analysis is presumed valid unless it becomes the subject of a successful legal challenge.

On March 31, 2009, plaintiffs in the litigation noted in the foregoing paragraph filed suit to challenge the NIGC’s approval of the amended Class III Gaming Ordinance.   On June 15, 2009, the Nation moved to intervene as a defendant in the litigation known as CACGEC III, for certain limited claims.  The plaintiffs are opposing the Nation’s motion which as of February 4, 2010, remains pending before the Court.

If the plaintiffs are successful in any of the Buffalo Creek-related legal proceedings, SEGC may be unable to continue Class III gaming at the existing Seneca Buffalo Creek Casino.

The Nation’s Council has also chartered, at the request of the SGC Board of Directors, an additional subsidiary corporation, Lewiston Golf Course Corporation, or LGCC, as a wholly-owned subsidiary of SNFGC.  LGCC was formed on July 18, 2007 by the Nation’s Council to own, develop and operate SNFGC’s golf course in Lewiston, New York.

Recent Accounting Pronouncements

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, SGC has not yet determined the effect, if any, that the implementation of such proposed standards would have on the consolidated financial statements.

2.                                     Short-Term Investments

Short-term investments are classified as available for sale as defined in the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 320, Investments — Debt and Equity Securities.  Investments are stated at fair value.  The Company evaluates investments for conditions that may indicate that an other-than-temporary decline in market value has occurred. In conducting this review, numerous factors are considered which, individually or in combination, may indicate that a decline is other-than-temporary. Based on this evaluation, an other-than-temporary loss on one specific investment of $0.1 million was recorded in the three months ended December 31, 2009 and 2008, as a component of other non-operating expense. The cost basis of this investment has been reduced by the amount of the other-than-temporary loss recorded.

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

During the three months ended December 31, 2009, $55,000 was recorded as an impairment of property and equipment in addition to the $107.6 million impairment recognized during Fiscal 2009.

4.                                      Principal Debt Arrangements

Long-term debt, as described below, consists of the following:

	As of
	December 31, 2009	September 30, 2009
	(In Thousands of Dollars)
2004 7¼% senior notes due 2012	$300,000	$300,000
2005 7¼% senior notes due 2012 net of unamortized discount of $2,384 and $2,637, respectively	197,616	197,363
Long-term debt	$497,616	$497,363

7¼% Senior Notes due 2012

On May 5, 2004, SGC issued $300.0 million in 7¼% senior notes due 2012, or the 2004 senior notes.  On May 23, 2005, SGC issued an additional $200.0 million in 7¼% senior notes due 2012, Series B, or the 2005 senior notes, and together with the 2004 senior notes, the Senior Notes.

The 2005 senior notes were issued at a discount of $7.0 million.  The discount is being amortized over the term of the 2005 senior notes, which amounted to $0.3 million for the three months ended December 31, 2009 and 2008.

The Senior Notes are guaranteed by SNFGC, STGC, SEGC and LGCC. The 2005 senior notes are treated as a single class with the 2004 senior notes and are identical to the 2004 senior notes, except for certain tax attributes, and prior to November 1, 2005, the amount of interest accrued thereon.   Interest on the Senior Notes is payable semi-annually on May 1 and November 1.  The Senior Notes are unsecured and rank equally.  As of December 31, 2009 and September 30, 2009, aggregate accrued and unpaid interest on the Senior Notes was $6.0 million and $15.1 million, respectively.  The Senior Notes, which mature on May 1, 2012, are redeemable at SGC’s option in whole or in part at any time after May 1, 2008 at the redemption prices set forth in the Senior Notes Indenture, are subject to redemption requirements imposed by gaming laws and regulations and are required to be repurchased by SGC at the option of holders upon certain change of control events.

The Senior Notes Indenture contains certain negative and affirmative covenants. The negative covenants include limitations on restricted payments and the incurrence of indebtedness, while the affirmative covenants include reporting obligations and compliance with laws. As of December 31, 2009, SGC was in compliance with all covenants in the Indenture.

Senior Secured Revolving Loan Agreement

On December 18, 2009, SGC amended its $50 million Senior Secured Revolving Loan Agreement to extend the maturity date from December 19, 2009 to December 31, 2011. Amounts borrowed under the Amended Senior Secured Revolving Loan Agreement continue to bear interest at either one, three or six-month LIBOR plus one and one quarter percent (1.25%), or the prime rate (as reported in The Wall Street Journal) plus one quarter percent (0.25%), with any outstanding principal balance to be paid by, or on, the new maturity date.  The $50.0 million commitment under the Amended Senior Secured Revolving Loan Agreement reduces in tandem with any reduction in the letter of credit requirement imposed by the Empire State Development Corporation, or ESDC, (relating to the ESDC’s efforts on behalf of SGC in connection with ongoing condemnation proceedings in Niagara Falls, NY), up to an aggregate reduction of $10.0 million.  The Amended Senior Secured Revolving Loan Agreement requires that SGC maintain all of its deposit and investment accounts with the lender, subject to limited exceptions for certain existing accounts.

SGC’s obligations under the Amended Senior Secured Revolving Loan Agreement continue to be secured by substantially all gaming and related assets (including substantially all gaming revenues) not constituting real property or improvements. SGC’s obligations are guaranteed by SNFGC, STGC, SEGC and LGCC, and the guarantors’ obligations continue to be secured by substantially all of each guarantor’s gaming and related assets (including substantially all gaming revenues) not constituting real property or improvements. The Amended Senior Secured Revolving Loan Agreement modifies certain of the financial covenants contained in the Senior Secured Revolving Loan Agreement, including reducing the minimum consolidated EBITDA covenant from $160 million to $145 million (on a rolling 12 month basis) as well as modifying the total leverage ratio (of total funded debt to EBITDA) to a limit of 3.5 to 1.0.  The Amended Senior Secured Revolving Loan Agreement also continues to contain additional customary covenants, including covenants restricting the incurrence of additional indebtedness, the creation of additional liens and the disposition of assets. As of December 31, 2009, SGC was in compliance with all covenants in the Amended Senior Secured Revolving Loan Agreement.

As of December 31, 2009, at SGC’s request, the lender under the Amended Senior Secured Revolving Loan Agreement had issued letters of credit (as required by the ESDC) totaling $19.6 million, $13.2 million of which may be drawn upon to fund the purchase of certain parcels within the 50 acre “footprint” described in the Compact with New York State and designated for ownership by the Nation, with the remaining $6.4 million issued in connection with worker’s compensation policies and certain other contracts, as required. As of December 31, 2009, there were no amounts outstanding on the Amended Senior Secured Revolving Loan Agreement.

5.                                      Fair Value of Financial Instruments

The fair values of certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and other current liabilities, approximate their recorded carrying amounts because of their short-term nature.

The fair value of long term debt is estimated based on the current rates offered to SGC for debt of the same remaining maturities.  As of December 31, 2009, the carrying amount and fair value of long term debt is approximately $498 million and $490 million, respectively.

6.                                      Related-Party Transactions

Distributions

Distributions to the Nation, as described below, consist of the following:

	Three Months Ended December 31,
	2009	2008
	(In Millions of Dollars)
Cash distributions	$7.5	$17.2
Distribution Agreement distributions	3.7	3.3
	$11.2	$20.5

Cash Distributions

•                  SGC paid cash distributions to the Nation in the amount of $2.5 million per month from October 2009 through December 2009, totaling $7.5 million.

•                  SGC paid cash distributions to the Nation in the amount of $4 million per month from October 2008 through December 2008, totaling $12 million. Also, during the three months ended December 31, 2008, SGC paid $4 million pursuant to distribution declarations made in July 2008. In addition, in November 2008, SGC paid an additional $1.2 million distribution to the Nation.

Distribution Agreement Obligations

•                  During the three months ended December 31, 2009 and 2008, SGC distributed $3.7 million and $3.3 million, respectively, to the Nation under the Distribution Agreement, dated April 27, 2007, relating to the Seneca Nation of Indians Capital Improvements Authority’s special obligation bonds. See “Note 7 — Commitments and Contingencies” for additional information regarding SGC’s Distribution Agreement obligations.

SGC has recorded approximately $59.1 million in land and related acquisition costs as ‘Other long-term assets’ in the accompanying consolidated balance sheets as of December 31, 2009 and September 30, 2009, which are expected to be transferred to the Nation.

Operating Lease Agreements

Head Leases:

The Nation has entered into operating lease agreements (each, a Head Lease) with each of SNFGC, STGC and SEGC.  Due to the related party nature of these Head Leases, which can be effectively modified by the Nation, SGC records monthly Head Lease expense equal to the required payment amount for the respective month.  Payment increases under the Head Leases are restricted under the terms of the Indenture governing the Senior Notes and the Distribution Agreement referenced in “Note 7 — Commitments and Contingencies”.  The Head Leases contain no renewal options or escalation clauses.

Expenses resulting from the above Head Leases were as follows for the three months ended December 31, 2009 and 2008:

	Three Months Ended December 31,
	2009	2008
	(In Millions of Dollars)
SNFGC	$9.0	$9.3
STGC	6.0	6.5
SEGC	4.0	4.5
	$19.0	$20.3

SNFGC, STGC and SEGC record the Head Lease costs as a component of advertising, general and administrative costs in the accompanying consolidated statements of income.

Seneca Niagara Falls Gaming Corporation

The SNFGC Head Lease (dated October 25, 2002) expires on December 31, 2023 and covers use of the land and certain improvements existing at the commencement of such Head Lease, principally including structures formerly known as the Niagara Falls Convention Center and Lackey Plaza.  Effective October 1, 2007, the monthly payments were approximately $1.4 million per month, as approved by the Board of Directors of SGC and SNFGC.  Pursuant to the terms of the Amended and Restated SNFGC Head Lease entered into on March 27, 2008, and effective October 1, 2007, payments were further increased, at the request of the Nation, to approximately $2.0 million per month, with such increase effective as of October 1, 2007.  On August 1, 2008, at the request of the Nation, SGC approved an increase in the SNFGC Head Lease to approximately $3.1 million per month, effective October 1, 2008, and to approximately $3.7 million per month, effective October 1, 2009.  On March 19, 2009 SNFGC entered into an amendment to the foregoing Head Lease agreement with the

Nation, which reduced payments to approximately $3.0 million per month effective October 1, 2008 and eliminated the increase that would have taken effect as of October 1, 2009.

Seneca Territory Gaming Corporation

The STGC Head Lease (effective as of May 1, 2004) expires on December 31, 2023 and covers use of the land which is currently being used in operating the Seneca Allegany Casino and Hotel.  Effective October 1, 2007, the monthly payments were approximately $1.4 million, as approved by the Board of Directors of STGC.  Pursuant to an amendment to the STGC Head Lease entered into on March 27, 2008, and effective as of October 1, 2007, the payments were increased, at the request of the Nation, to approximately $1.7 million per month.  On August 1, 2008, at the request of the Nation, SGC approved increases in the payments under the STGC Head Lease to approximately $2.1 million per month effective October 1, 2008, and to approximately $2.7 million per month effective October 1, 2009.  On March 19, 2009 STGC entered into an amendment to the foregoing Head Lease agreement with the Nation, which reduced payments to $2.0 million per month effective October 1, 2008 and eliminated the increase that would have taken effect as of October 1, 2009.

Seneca Erie Gaming Corporation

The SEGC Head Lease (effective as of April 1, 2006) expires on December 31, 2023 and covers use of the land which is currently being used in operating the Seneca Buffalo Creek Casino.  Effective October 1, 2007, the monthly payments were approximately $1.3 million, as approved by the Board of Directors of SEGC.  Pursuant to an amendment to the SEGC Head Lease entered into on March 27, 2008, and effective as of October 1, 2007, the payments were increased, at the request of the Nation, to approximately $1.4 million per month. On August 1, 2008, at the request of the Nation, SGC approved an increase in the payments under the SEGC Head Lease to $1.5 million per month effective October 1, 2008 and thereafter.  On March 19, 2009 SEGC entered into an amendment to the foregoing Head Lease agreement with the Nation, which reduced payments to approximately $1.3 million per month effective October 1, 2008.

In connection with the March 19, 2009, Head Lease amendments described above, for purposes of compliance with its Indenture governing the Senior Notes and the Distribution Agreement, SGC obtained and delivered to Wells Fargo, N.A. (as trustee under the Indenture governing the Senior Notes) written fair market value rent opinions from an independent financial advisor with regard to the SNFGC and STGC Head Lease amendments (as required by the Indenture).  The SEGC Head Lease amendment reflects a 3% per annum (for two years) increase in rent as permitted by the Indenture.  SGC also delivered to Wells Fargo, N.A. (as trustee under the indenture governing the Nation’s municipal bonds and a party to the Distribution Agreement) an additional certification required pursuant to the Distribution Agreement.  Further or additional increases in rent payable under the Head Lease agreements are restricted under the terms of SGC’s Indenture governing its Senior Notes and the Distribution Agreement, and are subject to compliance with all applicable contractual commitments of SGC and the Nation, such that no increase may contravene, or constitute a default under any agreement, indenture, instrument or other commitment legally binding upon the Nation, SNFGC, STGC or SEGC, respectively, or to which the premises (described in the Head Leases) are subject.

Class II Poker Leases:

As of January 1, 2005, the Company transferred all Class II operations to the Nation, including its poker operations.  The Company leases space within Seneca Niagara Casino & Hotel to Seneca Gaming and Entertainment, which operates the Nation’s Class II facilities, for operation of the poker room. On November 9, 2009, Seneca Gaming and Entertainment relocated its poker operations in Seneca Allegany Casino to a new facility located within one mile of the Allegany Casino property., SGC recorded $0.2 million of rental income during each of the three months ended December 31, 2009 and 2008, respectively, and at December 31, 2009 and September 30, 2009, SGC recorded $0.6 million and $0.5 million, respectively, as a receivable from Seneca Gaming and Entertainment relating to poker room rentals.

Other Lease:

STGC leases office space in a building owned in part by the brother of a former member of SGC’s Board of Directors, who served on the Board until September 2009.  For the three months ended December 31, 2009 and 2008, such operating lease expense totaled $44,000 and $63,000, respectively.

Other Related Party Transactions

Construction Services:

SNFGC, STGC and SEGC have each entered into construction management agreements with Seneca Construction Management Corporation, or SCMC, for certain renovations and capital improvements at Seneca Niagara Casino and Hotel, Seneca Allegany Casino and Hotel, and Seneca Buffalo Creek Casino, respectively.  SCMC is wholly owned by the Nation.  For the three months ended December 31, 2009 and 2008, SNFGC, STGC and SEGC have collectively made payments to SCMC for construction management and related fees of $0 and $1.0 million, respectively.  Such fees reflect the amounts earned by SCMC for the performance of construction management services. Additional amounts paid to SCMC are passed through and used to pay subcontractors, reimbursements for out-of-pocket expenses and similar costs.

Regulatory Services:

SGC is charged by the Nation for its costs incurred related to the operation of SGA gaming regulatory services.  These include:  a) costs incurred solely and directly in connection with regulatory services and oversight of SGC’s gaming operations and which are therefore 100% allocable to SGC; and b) an administration fee, assessed by the Nation for costs indirectly incurred in conjunction with the operation and regulation of SGC, which is fixed as a percentage of direct costs, currently 20%, as determined by the Nation in its performance of administration of the SGA and its oversight of the Company. Such costs were approximately $2.2 million and $2.6 million, respectively, for the three months ended December 31, 2009 and 2008.

SGC is also charged by the Nation for its costs incurred related to services provided by the New York State Racing and Wagering Board, New York State Police, Seneca Nation of Indians Marshals, Buffalo Police and Cattaraugus County Sheriff Department solely and directly in connection with SGC’s operations, which costs were approximately $3.7 million and $2.6 million for the three months ended December 31, 2009 and 2008, respectively.

At December 31, 2009 and September 30, 2009, approximately $37.4 million and $33.7 million, respectively, were recorded as “accrued regulatory costs” in the accompanying consolidated balance sheets, for the payment of such New York State related regulatory costs.

7.                                      Commitments and Contingencies

Distribution Agreement Obligations

On April 27, 2007, SGC entered into a Distribution Agreement among the Nation, the Seneca Nation of Indians Capital Improvements Authority, or the Authority, SGC and Wells Fargo Bank, as Trustee, in connection with the Authority’s issuance in two series (one tax exempt and the other taxable) of an aggregate principal amount of $159,495,000 special obligation bonds, or the 2007 Nation Bonds.  The Distribution Agreement obligates SGC, subject to any contractual restrictions applicable to SGC (including, but not limited to, those contained in the Senior Notes Indenture), to make monthly distributions to the Nation at the times and in the amounts necessary to enable the Authority to pay the debt service on the 2007 Nation Bonds as required under the Authority’s indenture.  At the direction of the Nation and the Authority, SGC pays such distributions directly to the Trustee.  The Authority’s debt service commenced on June 1, 2007.  For the period from June 1, 2007 through November 1, 2007, the Authority’s debt service averaged approximately $0.9 million per month. For the period from December 1, 2007 through June 1, 2008, the Authority’s debt service averaged approximately $1.7 million per month.  In June 2008, it was determined that the amortization (debt service) schedule upon which the foregoing $1.7 million monthly payments was made, was incorrect.  A corrected amortization schedule was provided and, after giving effect to a resulting credit for amounts overpaid, for the period from January 1, 2008 through December 1, 2023, the Authority’s debt service averages approximately $1.2 million per month. The foregoing debt service averages are based on scheduled payments of interest and principal under the Authority’s indenture and bonds and do not address the effects of any earlier call for redemption, by acceleration or otherwise.  The Distribution Agreement provides that neither the Trustee nor the Authority’s bondholders will have any recourse under the Distribution Agreement to any revenues, assets or property of SGC or its subsidiaries should SGC fail to comply with its distribution obligations.  For the three months ended December 31, 2009 and 2008, SGC distributed to the Nation $3.7 million and $3.3 million, respectively, for the Authority’s debt service on the special obligation bonds.

The Seneca Nation Compact

As part of its Compact, the Nation agrees to contribute to the State of New York a portion of the proceeds from the operation and conduct of each category of Gaming Device (as defined in the Compact) for which exclusivity exists, based on the win of such machines (cash dropped into machines, after payouts but before expenses) and totaled on a cumulative quarterly basis to be adjusted annually at the end of the relevant calendar year.  However, beginning in February 2005, the Company began advancing to the Nation on a monthly basis the exclusivity fee due for the prior month.  The exclusivity fee to the State of New York for years 1–4 (through December 31, 2006), was 18.0%, payable on an annual basis. Thereafter, the exclusivity fee was 22% for years 5–7 (through December 31, 2009), payable on a semi-annual basis and is 25.0% for years 8–14 (through December 31, 2016), payable on a quarterly basis.

The following table summarizes the exclusivity fees expense by property:

	Three Months Ended
	December 31,
	2009	2008
	(Dollars in Thousands)
Seneca Niagara Falls Casino and Hotel	$15,937	$16,573
Seneca Allegany Casino and Hotel	6,268	6,599
Seneca Buffalo Creek Casino	2,365	1,909
Total	$24,570	$25,081

Expansion and Development

As described in “Note 1 — Organization and Basis of Presentation,” the Compact provides the Nation with the exclusive right to conduct Class III gaming activities at three sites in the western region of the State of New York.  The Company opened its third Class III casino on July 3, 2007 in a temporary facility in Buffalo, New York, and commenced construction of a permanent facility later that year.  The Company also commenced construction in April 2008 of a second hotel tower at the Seneca Allegany Casino and Hotel.

In August  2008, construction activities at Seneca Allegany Casino and Hotel and Seneca Buffalo Creek Casino were suspended indefinitely for reasons including:  the economic recession; inability to obtain construction financing at reasonable interest rates; and operating and other demands on available cash, such as payments to the Nation.  As of December 31, 2009, construction remained suspended indefinitely.  Furthermore, certain planning efforts related to the future expansion of the Seneca Niagara Falls property were suspended for the same reasons.  As a result of these circumstances an impairment charge of $107.6 million was recognized during Fiscal 2009. During the three months ended December 31, 2009, an additional $55,000 was recorded as an impairment of property and equipment. Nonetheless, SGC will continue to explore alternative future expansion and development options.

The construction of a permanent casino at the Buffalo Creek site, as well as any expansion by STGC at Seneca Allegany Casino and Hotel will require significant capital outlays. The ability to recommence these projects will depend on various factors including cash flow from operations, the availability of external financing with regard to one or more of the projects, certain Nation and governmental approvals, and the effects of legal and/or administrative proceedings.

Seneca Niagara Falls Casino and Hotel.  In 2006, SNFGC began master planning activities for the remaining approximately 24 acres of undeveloped land contained in the Niagara Falls footprint.  During August 2008, these master planning activities were suspended and an impairment charge was recognized related to these activities in Fiscal 2009, in the amount of approximately $3.5 million.

Seneca Allegany Casino and Hotel.  Construction on the next phase of development at Seneca Allegany Casino and Hotel, which was planned to include an additional 200-room hotel tower, and up to 30,000 square feet of additional gaming space and related amenities, for a total estimated cost of approximately $130 million, was suspended and an impairment charge was recognized for costs incurred related to these activities in Fiscal 2009, in the amount of approximately $17.1 million. During the three months ended December 31, 2009, an additional $38,000 was recorded as an impairment of property and equipment.

Seneca Buffalo Creek Casino. Construction on the next phase of development at Seneca Buffalo Creek Casino and Hotel, which was planned to include approximately 90,000 square feet of gaming space; 2,000 slot machines; 45 table games; a 22-story all-suite hotel; four restaurants; a full-service spa and salon; retail and other amenities; and a 2,200-space parking garage, for a total estimated cost of approximately $333 million, was suspended and an impairment charge was recognized related to these activities in Fiscal 2009, in the amount of approximately $87.0 million. During the three months ended December 31, 2009, an additional $17,000 was recorded as an impairment of property and equipment.

On October 19, 2009 SEGC began an expansion of the temporary facility, which will add approximately 5,300 square feet of gaming space to the facility and will accommodate approximately an additional 212 slot machines. The expansion is due to be completed in Spring 2010.

Seneca Hickory Stick Golf Club.  In July 2007, the Company commenced construction of the Seneca Hickory Stick Golf Club, an 18-hole Robert Trent Jones II designed golf course. The golf course is located in Lewiston, New York and is approximately eight miles from the Seneca Niagara Casino and Hotel.  Completion of golf course construction and official course opening are currently scheduled for Summer 2010. As of December 31, 2009, the Company has incurred $22.1 million for the purchase of land and construction, with a total cost to construct the golf course, clubhouse and related amenities estimated to be approximately $25.5 million.

Legal Proceedings

Seneca Gaming Corporation v. Merrill Lynch Pierce Fenner & Smith Incorporated

On August 6, 2009, SGC filed suit in the United States District Court for the Southern District of New York, alleging fraudulent conduct on the part of Merrill Lynch in inducing SGC to purchase auction-rate securities.  The claim alleges that Merrill Lynch represented the securities as highly liquid and collateralized by residential mortgages.  SGC discovered subsequently that the securities were illiquid and not collateralized by residential mortgages, but rather, by complex derivative instruments, and that the securities had become worthless.  SGC’s suit seeks $5 million in damages.

On January 4, 2010, Merrill Lynch filed a motion to dismiss the complaint.  SGC’s counsel is preparing a reply.  No hearing date on the motion has been set. At December 31, 2009, no amounts were recorded in SGC’s financial statements related to this proceeding.

8.                                  Subsequent Events

On Friday, January 22, 2010, the SGC Board of Directors authorized the establishment of an internal senior note repayment reserve, which restricts the use of funds placed, or to be placed, into the reserve.

SGC has evaluated and appropriately disclosed all subsequent events from January 1, 2010 through February 4, 2010, the date the unaudited consolidated financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009 were filed with the Securities and Exchange Commission.

Item 2.                                                           Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with the section titled “Financial Statements” and the accompanying “Notes to Consolidated Financial Statements” included elsewhere in this Quarterly Report on Form 10-Q.  References below to years are to fiscal years of Seneca Gaming Corporation, or SGC, unless otherwise noted.  SGC’s fiscal year is from October 1 through September 30.

Forward-Looking Statements

When used in this Quarterly Report on Form 10-Q, in other filings with the SEC, in our press releases or in our other public communications, the words “believe,” “estimate,” “anticipate,” “expect,” “contemplate,” “may,” “will,” “plan,” “project,” “will continue,” “will be,” “will continue,” “likely will result” and similar expressions are intended to identify forward-looking statements.  Similarly, statements that describe our plans, business, strategy or goals are all forward-looking statements.  Statements looking forward in time are included in this Quarterly Report on Form 10-Q pursuant to the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995.  Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those expressed in or implied by these forward-looking statements, including, but not limited to, the risk factors contained or referenced herein and in our other reports filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, including in Item 1A of our 2009 Form 10-K.  In addition to the risk factors described in Item 1A of our 2009 Form 10-K, the following important factors, among others, could affect our future financial condition or results of operations, causing actual results to differ materially from those expressed in the forward-looking statements: the local, regional, national, or global economic climate, our substantial indebtedness and ability to meet our financial obligations and operate in accordance with the restrictions pursuant to such indebtedness, our incurrence of any additional indebtedness, the availability of financing, our failure to generate cash flows, increased competition, changes in federal Indian law, issues relating to the Nation-State Gaming Compact, or the Compact, between the Seneca Nation of Indians and New York State, the control of our company by the Seneca Nation of Indians, or the Nation, changes in the membership of the Nation’s Council (the Nation’s legislative body) or Nation policies, changes in gaming laws or regulations, ongoing or future litigation challenging our ability to conduct gaming operations, changes in federal or state tax laws or the administration of such laws, our failure to retain existing management, fill current vacancies, and attract new personnel, our limited experience operating casinos, hotels, and the golf course we intend to open, seasonality and weather-related factors, investigative reviews by regulatory authorities relating to our gaming revenues, and acts of war or terrorism.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their respective dates.  We undertake no obligation to update these forward-looking statements to reflect events or circumstances occurring after their respective dates.

Overview

SGC is wholly-owned by the Nation and chartered to develop, manage and direct all of the Nation’s Class III gaming operations on the Nation’s territories in Western New York. SGC was chartered by the Nation in August 2002.  In August 2002, the Nation entered into the Compact with New York State that provides the Nation with the right to establish and operate three Class III gaming facilities in Western New York.  Class III gaming, the most heavily regulated of the gaming classes includes, among other things, slot machines and table games.   We currently operate three Class III gaming facilities in Western New York—Seneca  Niagara Casino and Hotel, which is located in the City of Niagara Falls, New York (Niagara Territory) and operated by Seneca Niagara Falls Gaming Corporation, or SNFGC, approximately 20 miles north of Buffalo, New York; Seneca Allegany Casino and Hotel, which is located in the City of Salamanca, New York (Allegany Territory) and operated by Seneca Territory Gaming Corporation, or STGC, approximately 75 miles northeast of Erie, Pennsylvania; and Seneca Buffalo Creek Casino, which is located in the inner harbor district of Buffalo, New York (Buffalo Creek Territory) and operated by Seneca Erie Gaming Corporation, or SEGC. Seneca Niagara Casino and Hotel opened on December 31, 2002 (initially, as the Seneca Niagara Casino).  Seneca Allegany Casino and Hotel opened on May 1, 2004 (initially, as the Seneca Allegany Casino).  Seneca Buffalo Creek Casino commenced operations on July 3, 2007 in a temporary facility.  Our three casinos are located on land held in restricted fee by the Nation, which, together with the rights under the Compact, allows us to conduct Class III gaming operations at these locations in New York State and are the only casino resort gaming facilities in Western New York State to offer both Class III slot machines and table games.

Executive Summary

Our Current Operations.     We currently operate three Class III gaming facilities:  Seneca Niagara Casino and Hotel, in the City of Niagara Falls, New York (Niagara Territory), featuring over 147,000 square feet of gaming space, 4,049 slot machines, 102 table games and 604 hotel rooms; Seneca Allegany Casino and Hotel, in the City of Salamanca, New York (Allegany Territory), featuring over 63,500 square feet of gaming space, 2,182 slot machines, 32 table games and 212 hotel rooms; and the Seneca Buffalo Creek Casino (slots only temporary facility), in the City of Buffalo, New York (Buffalo Creek Territory), featuring 244 slot machines.  Our operations also include dining, entertainment, retail and spa and salon services.  For the three months ended December 31, 2009 and 2008, approximately 92% of our net revenue was derived from our gaming activities.

Seneca Niagara Casino and Hotel.     Upon opening on December 31, 2002, Seneca Niagara Casino primarily relied on drive-in and bus patrons from the Buffalo, Niagara Falls, and Rochester areas in New York and secondarily from Erie, Pennsylvania, Ohio and other parts of New York.

In March 2006, SNFGC officially completed the phased opening of its luxury hotel expansion, which included a permanent 147,000 square foot gaming facility (providing 35,000 square feet more gaming space than the original 112,000 square feet), a 604-room luxury hotel with 118 suites of various sizes, a full-service spa, salon, and fitness center, three fine dining restaurants and a 24 hour casual restaurant, three new retail stores, and a 25,200 square foot multi-purpose room and events center.  The expansion of Seneca Niagara Casino and Hotel, including the addition of our luxury hotel and other amenities, has enabled us to attract higher-end patrons, increase length of stay, and extend our geographic market penetration and appeal to a more diverse demographic base.

In 2006, we began master planning activities for the remaining approximately 24 acres of undeveloped land contained in the approximately 50 acre Niagara Falls footprint described in the Compact for ownership by the Nation.  During August 2008, these master planning activities were suspended due to the continuation of weak economic conditions, adverse credit market conditions and an uncertain economic outlook, and an impairment charge of $3.5 million was recognized during Fiscal 2009 related to these activities.

Seneca Allegany Casino and Hotel.    Since opening on May 1, 2004, Seneca Allegany Casino and Hotel has attracted patrons from the southern portion of Western New York, Erie and Pittsburgh, Pennsylvania and Ohio.  As of December 31, 2009, approximately 69% of the casino’s patron base is from outside of the State of New York.

In March 2007, we opened a 212-room resort hotel, including two fine dining restaurants, a 24-hour casual restaurant and certain other amenities after officially opening the new permanent gaming floor in December 2006.  In March 2008, we completed the conversion of the former approximate 120,000 square foot temporary casino structure into an events center with a seating capacity for 2,200 people, along with additional administrative office space and amenities.  We believe the resort hotel, permanent casino and events center provide a first-class gaming experience for our patrons, encouraging longer patron length of stay and helping to maintain the competitive position of the facility in light of our closest and most immediate competition in Pennsylvania, Presque Isle Downs, a relatively new gaming facility that opened in late February 2007 in Erie, Pennsylvania approximately 80 miles from the Seneca Allegany Casino and Hotel.  Presque Isle Downs has approximately 2,000 slot machines and offers dining and entertainment options that include a steakhouse, a buffet and four lounges, but it does not offer table games or lodging.

Construction on our next phase of development at Seneca Allegany Casino and Hotel, which was planned to include an additional 200 room hotel tower, and up to 30,000 square feet of additional gaming space and related amenities, for a total estimated cost of up to $130 million, was suspended for reasons including:  the economic recession; inability to obtain construction financing at reasonable interest rates; and operating and other demands on our available cash, such as our payments and distributions to the Nation.  As of December 31, 2009, construction remained suspended indefinitely. As a result of these circumstances an impairment charge was recognized related to these activities in Fiscal 2009, in the amount of approximately $17.1 million.  During the three months ended December 31, 2009, an additional $38,000 was recorded as an impairment of property and equipment.

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

We suspended construction on the permanent Seneca Buffalo Creek Casino and Hotel in August 2008 for reasons including:  the economic recession; inability to obtain construction financing at reasonable interest rates; and operating and other demands on our available cash, such as our payments to the Nation.  As of December 31, 2009, construction remained suspended indefinitely. As a result of these circumstances an impairment charge was recognized related to these activities in Fiscal 2009, in the amount of approximately $87.0 million.  During the three months ended December 31, 2009, an additional $17,000 was recorded as an impairment of property and equipment.

On October 19, 2009 we broke ground on an expansion to the existing temporary facility, which will add approximately 5,300 square feet of gaming space and will accommodate 200 to 250 additional slot machines. The expansion is due to be completed in spring 2010.

Our ability to continue to operate the Seneca Buffalo Creek Casino temporary facility will depend on various factors, including existing legal challenges. See “Item 3.  Legal Proceedings,” included in our 2009 Form 10-K for a description of the legal proceedings relating to the Seneca Buffalo Creek Casino.

Seneca Hickory Stick Golf Club — Lewiston, New York.   In March 2006, we acquired 257 acres of land with the intent to design and build a championship level golf course in Lewiston, New York, approximately eight miles from Seneca Niagara Casino and Hotel.  We selected the Robert Trent Jones II firm to design the golf course.  Construction of the golf course commenced in July 2007 and it is anticipated that the official opening of the course will occur in Summer 2010.  LGCC has engaged Kemper Sports Management, Inc. to manage and operate the course. The total cost to construct the golf course, clubhouse and related amenities is estimated to be approximately $25.5 million.

Key Performance Indicators.     Our operating results are dependent on the volume of patrons at our casinos, our ability to attract patrons for repeat visits and our ability to increase patron revenue per trip.

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

Overall Outlook.     SGC’s financial performance during the three months ended December 31, 2009 reflects a measureable improvement over the quarter ended December 31, 2008, as evidenced by an increase in net income of 22.7%. While net revenues are approximately 2.6% lower than those generated in the comparable period in Fiscal 2009, this percentage decrease reflects an improvement over the 7.6% decrease during the first quarter of Fiscal 2009 (as compared to the first quarter of Fiscal 2008).  Additionally, the three months ended December 31, 2009 highlighted the cumulative effect of SGC’s ongoing cost savings and efficiency initiatives, with an improvement in our operating margins to 17.6%, from 15.2% for the three months ended December 31, 2008.

SGC also continues to take steps, and to work with the Nation, to improve SGC’s liquidity position.  In October 2009, the Nation reduced anticipated 2010 monthly distributions, exclusive of amounts required under the Distribution Agreement, to $30.0 million for Fiscal 2010, compared to $42.0 million for Fiscal 2009. As a result of these efforts, in conjunction with SGC’s efforts to create additional operating efficiencies, SGC’s depository cash balances increased to approximately $60.5 million at December 31, 2009 from $7.0 million, net of the $20.0 million proceeds drawn under the Senior Secured Revolving Loan Agreement, as of December 31, 2008. SGC has also implemented a strategy to fund a $125.0 million reserve prior to May 2012 to reduce its future borrowing costs, while also maintaining adequate operating cash reserves. Furthermore, the Company’s Board of Directors recently took action to establish an internally restricted senior note repayment reserve fund for this purpose.

SGC continues to believe that it is the premier gaming operator in Western New York State and in the areas of Northern Pennsylvania and Ohio located within its primary and secondary markets. Since the December 31, 2002 opening of the Seneca Niagara Casino, SGC has invested significantly in the development, expansion and maintenance of its gaming facilities, including the completion of the hotel and gaming expansion projects at Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel, and the opening and expansion of the temporary casino on the Seneca Buffalo Creek Territory.  These investments have helped enable SGC to maintain its position as the premier gaming operator in the region described above.  To help maintain its current market position, and to provide for expanded opportunities in the convention and tourism markets, SGC intends to continue to explore opportunities for its Niagara Falls, Allegany and Buffalo facilities, subject to the availability of necessary funding. A principal goal is for the facilities to complement each other, offering diverse hotel, entertainment and gaming experiences for our guests.

The ongoing economic recession and increased regional competition have continued to present operational challenges for SGC during the first quarter of Fiscal 2010, and we expect that such challenges may continue. Despite these challenges, we believe that we are positioned to weather such challenges and conditions, based in part upon our efforts, and those of the Nation in working with SGC, to mitigate the impact of these adverse developments.  We also continue to believe, notwithstanding these challenges, the Class III gaming exclusivity provided by the Compact will continue to present us with a competitive advantage to serve the Western New York hotel, entertainment and gaming markets.  We continue to engage in joint planning initiatives with the Nation to assess our financial condition, and our liquidity and financing needs, and to help ensure cash generated from operations, available cash, cash equivalents and short-term investments are sufficient to service our debt, satisfy our other financial obligations and commitments and meet our working capital requirements for the remainder of the fiscal year.

Recent Developments.

On October 19, 2009 we broke ground on a Buffalo Creek Casino temporary facility expansion, which will add approximately 5,300 square feet of gaming space to the facility and will accommodate approximately an additional 212 slot machines. The expansion is due to be completed in spring 2010.

Also, during the three months ended December 31, 2009, 577 new slot machines were installed at the Niagara Falls and Allegany properties furthering our goal of providing the best and newest entertainment experiences for our patrons.

Effective December 18, 2009, SGC amended its $50 million Senior Secured Revolving Loan Agreement to extend the maturity date from December 19, 2009 to December 31, 2011. Amounts borrowed under the Amended Senior Secured Revolving Loan Agreement continue to bear interest at either one, three or six-month LIBOR plus one and one quarter percent (1.25%), or the prime rate (as reported in The Wall Street Journal) plus one quarter percent (0.25%), with any outstanding principal balance to be paid by, or on, the new maturity date.  The $50.0 million commitment under the Amended Senior Secured Revolving Loan Agreement reduces in tandem with any reduction in the letter of credit requirement imposed by the Empire State Development Corporation, or ESDC (relating to the ESDC’s efforts on behalf of SGC in connection with ongoing condemnation proceedings in Niagara Falls, NY), up to an aggregate reduction of $10.0 million.  The Amended Senior Secured Revolving Loan Agreement requires that SGC maintain all of its deposit and investment accounts with the lender, subject to limited exceptions for certain existing accounts. The Amended Senior Secured Revolving Loan Agreement also modifies certain of the financial covenants contained in the Senior Secured Revolving Loan Agreement, including reducing the minimum consolidated EBITDA covenant from $160 million to $145 million (on a rolling 12-month basis) as well as modifying the total leverage ratio (of total funded debt to EBITDA) to a limit of 3.5 to 1.0.

On January 11, 2010, the Seneca Gaming Corporation’s Board of Directors appointed Kevin Seneca as the new Chairman of the Board, and voted to appoint Richard K. Nephew to fill the vacancy in the office of Treasurer created by Mr. Seneca’s appointment.  Each will serve in their respective capacities until the Board’s next annual meeting and until their successors are elected, or appointed and qualified, or until their earlier resignation or removal. The appointments did not affect the composition of the Board, and the Directors each continue to serve on the Board for their respective terms as designated by the Nation’s Council.

Critical Accounting Policies and Estimates

There have been no changes in critical accounting policies and estimates since the filing of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, or 2009 Form 10-K.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

Operating Results - Three Months Ended December 31, 2009 Compared to the Three Months Ended December 31, 2008

Summary of Operating Results

As of December 31, 2009, we own and operate the Seneca Niagara Casino and Hotel in Niagara Falls, New York; the Seneca Allegany Casino and Hotel in Salamanca, New York; and the Seneca Buffalo Creek Casino in Buffalo, New York.  In addition, Lewiston Golf Course Corporation was established to operate a golf course which is currently under construction in Lewiston, New York.  All of our revenues are derived from our operations at our completed facilities.

The following table summarizes our results from operations by corporation and/or facility:

	Three Months Ended
	December 31,
	2009	2008
	(Dollars in Thousands)
Net revenues:
Seneca Niagara Falls Casino and Hotel	$90,045	$94,307
Seneca Allegany Casino and Hotel	34,145	35,580
Seneca Buffalo Creek Casino	10,972	8,832
Total	$135,162	$138,719

Operating expenses:
Seneca Niagara Falls Casino and Hotel	$69,216	$72,136
Seneca Allegany Casino and Hotel	33,772	37,059
Seneca Buffalo Creek Casino	8,030	7,913
Seneca Hickory Stick Golf Club	72	49
Seneca Gaming Corporation	346	430
Total	$111,436	$117,587

Operating income (loss):
Seneca Niagara Falls Casino and Hotel	$20,830	$22,171
Seneca Allegany Casino and Hotel	372	(1,479)
Seneca Buffalo Creek Casino	2,942	919
Seneca Hickory Stick Golf Club	(72)	(49)
Seneca Gaming Corporation	(346)	(430)
Total	$23,726	$21,132

The most important factors or trends contributing to our operating performance during the three months ended December 31, 2009 were:

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

•                  A reduction in monthly distributions to the Nation from $4 million per month to $2.5 million per month, and a reduction in Head Leases payments for the three months ended December 31, 2009 from $20.3 million to $19.0 million;

•                  Extension of hours of operation of the Buffalo Creek facility, effective February 2009;

•                  Relatively temperate weather at the Niagara Falls and Buffalo Creek properties;

•                  Selective maintenance capital investment in both our Niagara Falls and Allegany properties;

•                  The ongoing economic recession, which has reduced consumer spending and encouraged an apparent transition to gaming of logistical convenience; and

•                  Adverse credit market conditions which have reduced the availability, and increased the cost, of capital for expansion projects to generate additional revenues.

Gross Revenues

Gross revenues consisted of the following:

	Three Months Ended
	December 31,
	2009	2008
	(Dollars in Thousands)
Gaming	$135,377	$137,023
Food and beverage	13,254	14,204
Lodging	5,204	6,296
Retail, entertainment and other	5,892	6,440
Total	$159,727	$163,963

The table below summarizes the percentage of gross revenues from each revenue source:

	Three Months Ended
	December 31,
	2009	2008
Gaming	84.7%	83.6%
Food and beverage	8.3%	8.7%
Lodging	3.3%	3.8%
Retail, entertainment and other	3.7%	3.9%
Total	100.0%	100.0%

Gaming Revenue

Our gaming revenue for the three months ended December 31, 2009 decreased from $137.0 million to $135.4 million when compared to the same period in the prior year, primarily due to the ongoing impact of adverse economic conditions on consumer demand for gaming and entertainment offerings.

Our net gaming revenue, net of promotional credits of $11.3 million and $10.0 million in the three months ended December 31, 2009 and 2008, respectively, decreased $2.9 million, or 2%, when comparing these periods.  During the three months ended December 31, 2009, Seneca Niagara Casino and Hotel’s net gaming revenue decreased $3.6 million, or 4%; Seneca Allegany Casino and Hotel’s net gaming revenue decreased $1.4 million, or 4%; and Seneca Buffalo Creek Casino’s net gaming revenue increased $2.1 million, or 24% when comparing these same periods.

Revenues from slot machines are the largest component of our gaming revenues. The following table presents data related to slot revenues (in thousands, except where noted):

	Three Months Ended
	December 31,
	2009	2008
Slot handle	$1,454,334	$1,472,236
Gross slot revenue	$123,480	$124,863
Net slot revenue	$109,673	$111,576
Weighted average number of slot machines (in units)	6,514	6,680
Gross slot hold percentage	8.5%	8.5%
Gross slot win per unit per day (in dollars)	$206	$203

Net slot revenue decreased $1.9 million, or 2%, when comparing the three months ended December 31, 2009 to the three months ended December 31, 2008.

Slot promotional credits, which are recorded in gross slot revenues and promotional allowances, amounted to $7.5 million and $7.8 million at Seneca Niagara Casino and Hotel during the three months ended December 31, 2009 and 2008, respectively, and $3.7 million and $2.2 million at Seneca Allegany Casino and Hotel during the three months ended December 31, 2009 and 2008, respectively. The increase in slot promotional credit play at Seneca Allegany Casino and Hotel during the three months ended December 31, 2009 was primarily due to increased marketing promotions offering slot promotional credits. The decrease in slot promotional credit play at Seneca Niagara Casino and Hotel was due to slightly lower patron participation in slot promotional programs during the three months ended December 31, 2009, when compared to the three months ended December 31, 2008.

The following table presents data related to table game revenues (in thousands, except where noted):

	Three Months Ended
	December 31,
	2009	2008
Table games drop	$84,665	$92,355
Net table games revenue	$14,348	$15,297
Weighted average number of table games (in units)	141	142
Table games hold percentage	17.0%	16.6%
Gross table games revenue per unit per day (in dollars)	$1,111	$1,174

Net table games revenue decreased $0.9 million, or 6%, when comparing the three months ended December 31, 2009 to the three months ended December 31, 2008.  The decrease was principally due to those factors previously noted, offset by a slight increase in the table games hold percentage when comparing these same periods.

Food and Beverage Revenue

The following table presents data related to food and beverage revenue (in thousands, except where noted):

	Three Months Ended
	December 31,
	2009	2008
Covers	902	934
Average check (in dollars)	$14.70	$15.20

During the three months ended December 31, 2009, our consolidated food and beverage revenue decreased $1.0 million, or 7% when compared to the same period in 2008, due primarily to the ongoing economic conditions causing a widespread decrease in overall consumer spending for leisure and entertainment purposes.  Seneca Niagara Casino and Hotel’s food and beverage revenue accounted for $0.8 million of the decrease; Seneca Allegany Casino and Hotel’s and food and beverage revenue accounted for $0.2 million of the decrease; and Seneca Buffalo Creek Casino’s food and beverage revenue approximated the revenue for the same quarter in the prior year.  During the three months ended December 31, 2009 and 2008, 52% and 53%, respectively, of our food and beverage revenue were the result of Seneca Link Player’s Card point redemptions.

Lodging Revenue

The following table presents data related to lodging revenue:

	Three Months Ended
	December 31,
	2009	2008
Occupied rooms	62,775	68,095
Average daily room rate (ADR)	$82.89	$92.45
Occupancy rate	90.0%	92.8%
Revenue per available room (REVPAR)	$74.64	$85.75

During the three months ended December 31, 2009, our lodging revenue decreased by $1.1 million, or 17%, when compared to the three months ended December 31, 2008, due to a decrease in the number of occupied rooms and average rate per occupied room resulting from ongoing economic conditions. Seneca Niagara Casino and Hotel’s lodging revenue accounted for $1.0 million of the decrease and Seneca Allegany Casino and Hotel’s lodging revenue accounted for $0.1 million of the decrease.  During the three months ended December 31, 2009 and 2008, 71% and 74%, respectively, of our lodging revenue were the result of Seneca Link Player’s Card point redemptions.

Retail, Entertainment and Other Revenue

During the three months ended December 31, 2009, our retail, entertainment and other revenue decreased $0.5 million, or 9%, when compared to the same period in 2008, primarily due to the impact of $0.4 million of other revenue from supplier refunds during the three months ended December 31, 2008. Additionally, during the three months ended December 31, 2009, retail revenue decreased $0.2 million and entertainment revenue increased $0.1 million when compared to the same period in 2008. During the three months ended December 31, 2009 and 2008, 79% and 82%, respectively, of our retail revenue, and 50% and 61% of our entertainment revenue, respectively, was attributable to Seneca Link Player’s Card point redemptions.

Promotional Allowances

SGC operates a complimentary program in which food and beverage, retail, entertainment, and other services are provided to patrons based on points earned through the Seneca Link Player’s Card.  The retail value of these complimentary items is included in gross revenues and then deducted as promotional allowances to arrive at net revenues.

The retail value of providing such promotional allowances was included in revenues as follows:

	Three Months Ended
	December 31,
	2009	2008
	(Dollars in Thousands)
Gaming	$11,264	$10,037
Food and beverage	6,920	7,495
Lodging	3,663	4,650
Retail, entertainment and other	2,718	3,062
Total	$24,565	$25,244

The estimated cost of providing such promotional allowances was as follows:

	Three Months Ended
	December 31,
	2009	2008
	(Dollars in Thousands)
Food and beverage	$5,373	$5,782
Lodging	2,240	2,915
Retail, entertainment and other	2,213	2,620
Total	$9,826	$11,317

Promotional allowances as a percentage of gaming revenue were 18.1% and 18.4% during the three months ended December 31, 2009 and 2008, respectively.  Promotional allowances decreased $0.7 million, or 3%, when comparing the three months ended December 31, 2009 to the same period in 2008. As shown in the table above, gaming promotional allowances increased $1.2 million while food and beverage, lodging, and retail, entertainment and other promotional allowances decreased $0.6 million, $1.0 million and $0.3 million, respectively.

Detailed Operating Expense Information

	Three Months Ended
	December 31,
	2009	2008
	(Dollars in Thousands)

Operating expenses:
Gaming	$35,722	$37,225
Food and beverage	10,600	11,207
Lodging	2,985	3,032
Retail, entertainment and other	4,171	3,978
Advertising, general and administrative	47,101	49,500
Pre-opening costs	72	58
Depreciation	10,730	12,587
Impairment of property and equipment	55	—
Total operating expenses	$111,436	$117,587

Gaming Expenses

Gaming expenses principally consist of costs incurred from operating our table games and slot machines, of which the primary components are payroll and payroll related costs and the slot exclusivity fee paid to New York State pursuant to the Compact.

The following table summarizes the exclusivity fees expense by property:

	Three Months Ended
	December 31,
	2009	2008
	(Dollars in Thousands)
Seneca Niagara Falls Casino and Hotel	$15,937	$16,573
Seneca Allegany Casino and Hotel	6,268	6,599
Seneca Buffalo Creek Casino	2,365	1,909
Total	$24,570	$25,081

The slot exclusivity fee decreased $0.3 million, from $25.1 million for the three months ended December 31, 2008 to $24.8 million for the three months ended December 31, 2009, due to lower net slot revenues.  Gaming expenses as a percentage of gross gaming revenues were 26.4% and 27.2% for the three months ended December 31, 2009 and 2008, respectively.  Starting January 1, 2010, the slot exclusivity fee payable to New York State will increase from 22% to 25%.

Food and Beverage Expenses

Food and beverage expenses represent those costs incurred for the operation of our restaurants, snack bars and beverage outlets.  The primary components of these expenses are the cost of food and beverage products and payroll and payroll related expenses for team members providing the service.  During the three months ended December 31, 2009, food and beverage costs decreased $0.6 million, or 5%, when compared to the same period in 2008, due to lower volumes, reflected as a decrease in covers (as discussed above), and a continued concerted effort to reduce all components of such costs, while maintaining superior product offerings to our patrons. The decrease in the number of covers, reduced food costs and reduced payroll expenses each contributed approximately $0.2 million to the decrease. Food and beverage expenses as a percentage of food and beverage revenues were 80.0% and 78.9% for the three months ended December 31, 2009 and 2008, respectively.

Lodging Expenses

Lodging expenses represent those costs incurred for the operation of our luxury hotel at Seneca Niagara Casino and Hotel and our resort hotel at Seneca Allegany Casino and Hotel.  The components of these expenses include payroll and payroll related expenses, guest amenity supplies, laundry and other expenses.  During the three months ended

December 31, 2009, lodging expenses were consistent when compared to the three months ended December 31, 2008.  Lodging expenses as a percentage of lodging revenues were 57.4% and 48.2% for the three months ended December 31, 2009 and 2008, respectively. The increase in this percentage is due to the decrease in lodging revenues, discussed above.

Retail, Entertainment and Other Expenses

Retail, entertainment and other expenses primarily represent those costs incurred for the operation of our retail shops and spas and our entertainment offerings.  The components of these expenses include payroll and payroll related costs, the purchase of products offered for sale in our retail outlets and spas and contract costs for entertainers.  For the three months ended December 31, 2009, these costs increased approximately $0.2 million, or 5%, over the comparable 2008 period, due to a $0.1 million increase in retail cost of goods sold and a $0.1 million increase in payroll and headline entertainment costs.  Retail, entertainment and other expenses as a percentage of retail, entertainment and other revenues were 70.8% and 61.8%, for the three months ended December 31, 2009 and 2008, respectively. The increase in this percentage is due to the decrease in retail, entertainment and other revenues, discussed above.

Advertising, General and Administrative Expenses

Advertising, general and administrative expenses consist primarily of payroll and payroll related expenses, regulatory fees, advertising and marketing costs, Head Lease expense, insurance, legal and utility costs.  For the three months ended December 31, 2009, such costs decreased $2.4 million, or 5%, from the same period in 2008.  The decrease was primarily due to a decrease of $2.3 million in payroll and related expenses, a decrease of $1.3 million in Head Lease expense, a decrease of $0.5 million in utilities expenses and decreases of $0.2 million in insurance and other operating expenses. These decreases were partially offset by increases of $0.9 million, $0.8 million and $0.4 million in professional services expenses, regulatory expenses and advertising expenses, respectively. Advertising, general and administrative expenses as a percentage of gross revenues were 29.5% and 30.2%, for the three months ended December 31, 2009 and 2008, respectively.

Pre-opening Expenses

Pre-opening expenses are non-recurring costs incurred to support the expected opening of new facilities.  During the three months ended December 31, 2009 and 2008, pre-opening expenses incurred were primarily related to the preparation of the Seneca Hickory Stick Golf Club, to be operated by the Lewiston Golf Course Corporation.

Depreciation Expense

During the three months ended December 31, 2009 and 2008, depreciation expense was $10.7 million and $12.6 million, respectively, a decrease of $1.9 million, or 15%.

Impairment of Property and Equipment

On August 27, 2008, the construction activities at Seneca Allegany Casino and Hotel and Seneca Buffalo Creek Casino, as previously described, were suspended for reasons including:  the economic recession; inability to obtain construction financing at reasonable interest rates; and operating and other demands on our available cash, such as our payments and distributions to the Nation.  Furthermore, certain master planning efforts related to the future expansion of the Seneca Niagara Falls property were suspended for the same reasons.  As a result of the ongoing suspension, an impairment charge of approximately $55,000 was recorded during the three months ended December 31, 2009, in addition to the impairment charge of $107.6 million recognized during Fiscal 2009.

Other Non-Operating Expenses

The following table summarizes information related to other non-operating expenses:

	Three Months Ended
	December 31,
	2009	2008
	(Dollars in Thousands)

Non-operating expenses	$112	$113

During the three months ended December 31, 2009 and 2008, we recorded an other-than-temporary loss on one specific investment of $0.1 million as other non-operating expense. The cost basis of this investment has been reduced by the amount of the other-than-temporary loss recorded.

Interest Income

Interest income was approximately $11,000 and $58,000, respectively, for the three months ended December 31, 2009 and 2008.

Interest Expense

The following table summarizes information related to interest on our long-term debt and Senior Secured Revolving Loan Agreement:

	Three Months Ended
	December 31,
	2009	2008
	(Dollars in Thousands)

Interest expense	$9,541	$9,603

During the three months ended December 31, 2009, interest expense consisted of interest on our $500 million aggregate principal amount of 7¼% senior notes, including $0.8 million of amortization related to financing costs and discount, which was partially offset by $0.3 million of capitalized interest on our construction activities for our Seneca Hickory Stick Golf Club during the three months ended December 31, 2009, and $0.4 million during the three months ended December 31, 2008.

Net Income

Net income for the three months ended December 31, 2009 was $14.1 million, compared to net income of $11.5 million for the three months ended December 31, 2008, an increase of $2.6 million, for the reasons stated above.

Liquidity and Capital Resources

Our senior management continues to monitor, and review with SGC’s Board of Directors and its owner, the Seneca Nation of Indians, our financial condition and liquidity needs to help ensure appropriate strategic plans are developed and implemented to meet ongoing economic challenges and to address our ongoing liquidity requirements.

In addition, we intend to continue to work closely with the Nation to help ensure cash generated from our operations, available cash and cash equivalents, short-term investments and cash available under our Amended Senior Secured Revolving Loan Agreement are sufficient to service our debt, satisfy our other financial obligations and commitments and to meet our working capital requirements for the remainder of the current fiscal year.  In October 2009, the Nation reduced anticipated 2010 monthly distributions, exclusive of amounts required under the Distribution Agreement, to $30.0 million for Fiscal 2010, compared to $42.0 million for Fiscal 2009.  As a result of these efforts, in conjunction with our efforts to create additional operating efficiencies, SGC’s depository cash balances increased to approximately $60.5 million at December 31, 2009 from $7.0 million, net of the $20.0 million proceeds drawn under the Senior Secured Revolving Loan Agreement, as of December 31, 2008.

Our ability to fund our operations, make planned capital expenditures, service our debt and satisfy our other financial obligations and commitments depends on our future operating performance and cash flow, which are in turn subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.  Additionally, unlike traditional corporations, we are prohibited by law from obtaining capital through an offering of equity securities and our ability to incur additional indebtedness is limited under the terms of the Indenture governing the senior notes, the Distribution Agreement and the Amended Senior Secured Revolving Loan Agreement.

We are leveraged, have significant interest payment requirements under the Senior Notes Indenture, distribution obligations under the Distribution Agreement and other commitments from time to time to the Nation. We make distributions to the Nation pursuant to declarations by our Board of Directors.  During the three months ended December 31, 2009, we distributed $7.5 million to the Nation pursuant to such declarations.  We distributed an additional $3.7 million to the Nation during the three months ended December 31, 2009 pursuant to the Distribution Agreement.  As such, limitations on our capital resources could force us to delay or abandon capital projects as well as the construction and development of suspended expansion projects when and if resumed.

Cash Flows

	Three Months Ended
	December 31,
	2009	2008
	(Dollars in Thousands)

Net cash provided by operations	$17,673	$20,915

Cash flows relating to investing activities
Purchases of property and equipment	(3,469)	(21,909)
Land acquisition costs	(83)	(497)
Net cash used in investing activities	(3,552)	(22,406)

Cash flows relating to financing activities
Contribution received from the Nation	5,101	—
Proceeds from senior secured revolving loan agreement	—	20,000
Distributions paid to the Nation	(11,217)	(20,506)
Net cash used in financing activities	(6,116)	(506)

Net increase (decrease) in cash and cash equivalents	$8,005	$(1,997)

Cash Flows—Operating Activities

The $3.2 million decrease in cash flows from operations during the three months ended December 31, 2009 as compared to the three months ended December 31, 2008 was due to cash outflows from the change in current liabilities of $5.5 million and lower depreciation expense of $1.9 million, partly offset by higher net income of $2.6 million and the change in current assets of $1.5 million.

Cash Flows—Investing Activities

During the three months ended December 31, 2009, cash flows used in investing activities were approximately $3.6 million, compared to $22.4 million during the three months ended December 31, 2008.  The decrease of $18.9 million was due primarily to a decrease in cash paid for property and equipment of $18.4 million resulting primarily from the suspension of construction activities at the permanent Seneca Buffalo Creek Casino and Hotel and the additional hotel tower at the Seneca Allegany Casino and Hotel.

During the three months ended December 31, 2009, capital expenditures were $3.5 million and consisted of: $1.6 million related to construction of the Seneca Hickory Stick Golf Club; and $0.4 million for the expansion of the temporary gaming facility at the Seneca Buffalo Creek Casino.  The remaining $1.5 million in capital expenditures were principally for the acquisition of equipment for existing casino operations.  Our land acquisitions of $0.1 million include legal expenses and other acquisition costs related to certain parcels within the 50 acre “footprint” described in the Compact with New York State and designated for ownership by the Nation.

Cash Flows—Financing Activities

During the three months ended December 31, 2009, net cash used in financing activities was $6.1 million, compared to $0.5 million during the three months ended December 31, 2008, an increase of $5.1 million.  During the three months ended December 31, 2009 these activities included a $5.1 million contribution received from the Nation and cash distributions paid to the Nation of $11.2 million. During the three months ended December 31, 2008 these activities included cash distributions to the Nation of $20.5 million offset by proceeds from borrowings under the senior secured revolving loan agreement of $20.0 million.

Principal Debt Arrangements

As of December 31, 2009, our debt instruments and facilities consisted of the 2004 and 2005 senior notes on which we pay a fixed interest rate of 7¼%, and the $50.0 million Amended Senior Secured Revolving Loan Agreement, which matures on December 31, 2011.  Following is a summary of certain material terms of the senior notes and the Amended Senior Secured Revolving Loan Agreement.

The Senior Notes.   On May 5, 2004 and May 23, 2005, SGC issued $300.0 million and $200.0 million, respectively, in senior notes with fixed interest payable at a rate of 7¼% per annum due 2012, which we refer to collectively as the Senior Notes, under the Indenture.  The Senior Notes are currently guaranteed by SNFGC, STGC, SEGC, and LGCC.  Interest on the Senior Notes is payable semi-annually on May 1 and November 1.  The Senior Notes mature on May 1, 2012.  The Senior Notes are unsecured general obligations.  As of December 31, 2009 and September 30, 2009, accrued interest on the Senior Notes was $6.0 million and $15.1 million, respectively.  The indenture contains certain covenants, including limitations on restricted payments and the incurrence of indebtedness, and reporting obligations.  As of December 31, 2009, SGC was in compliance with all covenants in the Indenture.

Amended Senior Secured Revolving Loan Agreement.  On December 18, 2009, SGC amended its $50.0 million Senior Secured Revolving Loan Agreement to extend the maturity date from December 19, 2009 to December 31, 2011. Amounts borrowed under the Amended Senior Secured Revolving Loan Agreement continue to bear interest at either one, three or six-month LIBOR plus one and one quarter percent (1.25%), or the prime rate (as reported in The Wall Street Journal) plus one quarter percent (0.25%), with any outstanding principal balance to be paid by, or on, the new maturity date.  The $50.0 million commitment under the Amended Senior Secured Revolving Loan Agreement reduces in tandem with any reduction in the letter of credit requirement imposed by ESDC (relating to the ESDC’s efforts on behalf of SGC in connection with ongoing condemnation proceedings in Niagara Falls, NY),), up to an aggregate reduction of $10.0 million.  The Amended Senior Secured Revolving Loan Agreement requires that SGC maintain all of its deposit and investment accounts with the lender, subject to limited exceptions for certain existing accounts.

SGC’s obligations under the Amended Senior Secured Revolving Loan Agreement continue to be secured by substantially all gaming and related assets (including substantially all gaming revenues) not constituting real property or improvements. SGC’s obligations are guaranteed by SNFGC, STGC, SEGC and LGCC, and the guarantors’ obligations continue to be secured by substantially all of each guarantor’s gaming and related assets (including substantially all gaming revenues) not constituting real property or improvements. The Amended Senior Secured Revolving Loan Agreement modifies certain of the financial covenants contained in the Senior Secured Revolving Loan Agreement, including reducing the minimum consolidated EBITDA covenant from $160 million to $145 million (on a rolling 12-month basis) as well as modifying the total leverage ratio (of total funded debt to EBITDA) to a limit of 3.5 to 1.0.  The Amended Senior Secured Revolving Loan Agreement also continues to contain additional customary covenants, including covenants restricting the incurrence of additional indebtedness, the creation of additional liens and the disposition of assets. As of December 31, 2009, SGC was in compliance with all covenants in the Amended Senior Secured Revolving Loan Agreement.

As of December 31, 2009, at SGC’s request, the lender under the Amended Senior Secured Revolving Loan Agreement had issued letters of credit (as required by ESDC) totaling $19.6 million, $13.2 million of which may be drawn upon to fund the purchase of certain parcels within the 50 acre “footprint” described in the Compact with New York State and designated for ownership by the Nation, with the remaining $6.4 million issued in connection with worker’s compensation policies and certain other contracts, as required.

Distribution Agreement Obligations

On April 27, 2007, SGC entered into a Distribution Agreement among the Nation, the Seneca Nation of Indians Capital Improvements Authority, or the Authority, SGC and Wells Fargo Bank, as Trustee, in connection with the Authority’s issuance in two series (one tax exempt and the other taxable) of an aggregate principal amount of $159,495,000 special obligation bonds, or the 2007 Nation Bonds.  The Distribution Agreement obligates SGC, subject to any contractual restrictions applicable to SGC (including, but not limited to, those contained in the Senior Notes Indenture) to make monthly distributions to the Nation at the times and in the amounts necessary to enable the Authority to pay the debt service on the 2007 Nation Bonds as required under the Authority’s indenture.  At the direction of the Nation and the Authority, SGC pays such distributions directly to the Trustee.  The Authority’s debt service commenced on June 1, 2007.  For the period from June 1, 2007 through November 1, 2007, the Authority’s debt service averaged approximately $0.9 million per month.  For the period December 1, 2007 through June 1, 2008, the Authority’s debt service averaged approximately $1.7 million per month.  In June 2008, it was determined that the amortization (debt service) schedule provided, upon which the foregoing $1.7 million monthly payments was made, was incorrect.  A corrected amortization schedule was provided and, after giving effect to a resulting credit for amounts overpaid, for the period from January 1, 2008 through December 1, 2023, the Authority’s debt service averages approximately $1.2 million per month.  The foregoing debt service averages are based on scheduled payments of interest and principal under the Authority’s indenture and bonds and do not address the effects of any earlier call for redemption, by acceleration or otherwise.  The Distribution Agreement provides that neither the Trustee nor the Authority’s bondholders will have any recourse under the Distribution Agreement to any revenues, assets or property of SGC or its subsidiaries should SGC fail to comply with our distribution obligations.  During the three months ended December 31, 2009 and 2008, SGC distributed to the Nation $3.7 million and $3.3 million, respectively, for the Authority’s debt service on the special obligation bonds.

In October 2009, the Nation reduced anticipated 2010 monthly distributions, exclusive of amounts required under the Distribution Agreement, to $30.0 million for Fiscal 2010, compared to $42.0 million for Fiscal 2009..

Other Commitments

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

We have obtained possession of, either through eminent domain proceedings or private purchase, substantially all of the remaining acreage within the footprint, other than certain streets and alleys owned by the City of Niagara Falls providing access to the above church parcels, and a bicycle path owned by the New York State Department of Transportation (NYSDOT). We expect to acquire the above Niagara Falls city street and alley parcels during the second quarter of Fiscal 2010, with acquisition of the NYSDOT bike path requiring further dialogue with New York State.

Substantially all of the post-2002 real property acquisitions in Niagara Falls, NY have been pursuant to New York State Eminent Domain Procedure Law, or EDPL, using the State’s power of eminent domain (through the ESDC).  The amounts paid to condemnees from whom the ESDC has acquired property are deemed to be advance payments, in that property owners are entitled to reserve their rights to challenge the land and improvement values determined by the condemnor’s appraisers.  The ESDC has made advanced payments under the EDPL of approximately $31.5 million for the condemned parcels within the footprint including, in particular, approximately 18 acres of land and related fixtures (a former water park) for an aggregate advanced payment of $18.0 million, and another hotel property for an aggregate advanced payment of $8.2 million (excluding fixtures).

Pursuant to the EDPL, New York state courts will determine the final purchase price to be paid to condemnees who elect to challenge the initial appraised value of their property.  To date, all record owners from whom property was acquired pursuant to the EDPL have reserved rights to claim additional compensation.  Most record owners have filed notices of claim to initiate proceedings challenging the fair market value appraisals utilized by ESDC. The most significant pending valuation proceedings continue to be those involving Fallsite LLC and Fallsville Splash, LLC, which have filed notices of claim in the amounts of $40.0 million and $35.0 million for land and trade fixtures, respectively, relating to a former water park within the footprint.  ESDC’s fair market appraisal value for the foregoing was approximately $17.0 million. The valuation trial proceedings with regard to the former water park are complete. The decision of the court is pending and is expected during the second quarter of Fiscal 2010. Intertrust Development had filed a notice of claim for $15.8 million for land and trade fixtures associated with a former Holiday Inn hotel within the footprint. ESDC’s fair market appraisal value for the foregoing was $8.2 million (excluding fixtures).  We agreed to a settlement of this matter with Intertrust, whereby Intertrust has received an additional $3.8 million in addition to the appraisal value of $8.2 million, and whereby we have agreed to purchase, for business promotional use, tickets to Fallsview Waterpark, an affiliate of Intertrust, for $2.5 million to be paid in three installments over three years.

Another former landowner, JFD Holdings has filed a notice of claim for $1.1 million for a parcel of land at 621 Niagara Street within the footprint.  ESDC’s fair market appraisal for the foregoing is approximately $550,000.  No trial date has yet been set. Also, three individuals have filed notices of claim with respect to four parcels within the footprint seeking $955,000, in aggregate, for the four parcels.  ESDC’s fair-market appraisal for the four properties, in aggregate, is $185,000.  No trial dates have been set.

If a court determines that the value for the land and improvements is higher than the appraised value paid to a condemnee, then SGC may be liable to the condemnee for the difference and potentially also responsible for certain additional costs and payments to the condemnee, such as attorneys’ fees.  As of December 31, 2009, $1.7 million of the previously recorded reserve of $6.4 million remained for such matters and is included in the other current and long-term liabilities sections on SGC’s consolidated balance sheet.  Should the liability be greater than our reserve for such matters, it could have a negative impact on income and financial condition.

Expansion and Development Plans

During the next 12 months, due to liquidity concerns, ongoing demands on our cash, and the state of the capital markets, it is unlikely that we will make substantial capital investments in our gaming facilities from cash on hand, other than completion of the ongoing expansion of our Seneca Buffalo Creek Casino temporary facility, and completion of the Seneca Hickory Stick Golf Club, each described below.

On August 27, 2008, the construction activities at Seneca Allegany Casino and Hotel and Seneca Buffalo Creek Casino, each described below, were suspended for reasons including:  the economic recession; inability to obtain construction financing at reasonable interest rates; and operating and other demands on available cash, such as payments to the Nation.  As of December 31, 2009, construction remained suspended indefinitely.  Furthermore, certain planning efforts related to the future expansion of the Seneca Niagara Falls property were suspended for the same reasons.  As a result of these circumstances an impairment charge of $107.6 million was recognized during Fiscal 2009. During the three months ended December 31, 2009, an additional $55,000 was recorded as an impairment of property and equipment. Nonetheless, SGC will continue to explore alternative future expansion and development options.

Seneca Niagara Falls Casino and Hotel.  In 2006, we began master planning activities for the remaining approximately 24 acres of undeveloped land contained in the Niagara Falls footprint.  During August 2008, these master planning activities were suspended and an impairment charge was recognized in Fiscal 2009 related to these activities, in the amount of approximately $3.5 million.

Seneca Allegany Casino and Hotel.  Construction on the next phase of development at Seneca Allegany Casino and Hotel, which was planned to include an additional 200-room hotel tower, and up to 30,000 square feet of additional gaming space and related amenities, for a total estimated cost of approximately $130 million, was suspended and an impairment charge was recognized in Fiscal 2009 related to these activities, in the amount of approximately $17.1 million. During the three months ended December 31, 2009, an additional $38,000 was recorded as an impairment of property and equipment.

Seneca Buffalo Creek Casino. Construction on the next phase of development at Seneca Buffalo Creek Casino and Hotel, which was planned to include approximately 90,000 square feet of gaming space; 2,000 slot machines; 45 table games; a 22-story all-suite hotel; four restaurants; a full-service spa and salon; retail and other amenities; and a 2,200-space parking garage, for a total estimated cost of approximately $333 million, was suspended and an impairment charge was recognized in Fiscal 2009 related to these activities, in the amount of approximately $87.0 million. During the three months ended December 31, 2009, an additional $17,000 was recorded as an impairment of property and equipment.

On October 19, 2009 we began an expansion of the Seneca Buffalo Creek temporary facility, which will add approximately 5,300 square feet of gaming space to the facility and will accommodate approximately an additional 212 slot machines. The expansion is due to be completed in spring 2010.

Seneca Hickory Stick Golf Club.  In July 2007, the Company commenced construction of the Seneca Hickory Stick Golf Club, an 18-hole Robert Trent Jones II designed golf course. The golf course is located in Lewiston, New York and is approximately eight miles from the Seneca Niagara Casino and Hotel.  Completion of golf course construction and official course opening are currently scheduled for Summer 2010. As of December 31, 2009, the Company has incurred $22.1 million for the purchase of land and construction, with a total cost to construct the golf course, clubhouse and related amenities estimated to be approximately $25.5 million.

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

Recent Accounting Pronouncements

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, SGC has not yet determined the effect, if any, that the implementation of such proposed standards would have on the consolidated financial statements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk exposures since September 30, 2009.  For more information, refer to “Item 7A.  Quantitative and Qualitative Disclosures About Market Risk” included in our 2009 Form 10-K.

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

SGC’s management, with the participation of our Chief Operating Officer and Chief Financial Officer (as our principal executive officer and principal financial officer, respectively), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our Chief Operating Officer and Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures as of December 31, 2009 provided reasonable assurance that the disclosure controls and procedures are effective to accomplish their objectives.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rules 13a-15 or 15d-15 or otherwise that occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.     OTHER INFORMATION

Item 1.            Legal Proceedings

Other than as described below, there have been no material changes in our legal proceedings since September 30, 2009.  For more information, refer to “Item 3.  Legal Proceedings” in our 2009 Form 10-K.

Seneca Gaming Authority Proposed Notices of Violation issued to the Seneca Gaming Corporation and Employees dated July 13, 2009.

Summary

On July 14, 2009, SGC received a proposed Notice of Violation dated July 13, 2009, or the 2009 NOV, from the Seneca Gaming Authority, or the SGA, alleging fifteen violations of certain sections of the Class III Gaming Ordinance and the Compact, as well as our Charter.  In addition to SGC, eleven employees received similar notices arising out of the same set of facts, alleging from five to twelve violations of the provisions noted above. Each of the alleged violations is attributable to SGC’s accounting treatment of an alleged table games inventory (i.e., gaming chips) discrepancy of $25,971 that arose due to a single human error during an ordinary course table games move on April 3, 2009.  The initial notices from the SGA indicated that each of the alleged violations carried with it a potential fine of $500 per day per violation imposed from the date of the initial alleged infraction, April 3, 2009, or approximately $1,000,000 for the SGC and approximately $8,000,000 in the aggregate for the eleven individuals as of August 14, 2009. On August 17, 2009, SGC and each of the affected employees received a proposed final assessment, which included proposed fines of $10,000 payable by SGC, and proposed fines payable by four out of the eleven individual employees cited originally, ranging from $500 to $2,500.

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

Seneca Gaming Corporation v. Merrill Lynch Pierce Fenner & Smith Incorporated

On August 6, 2009, SGC filed suit in the United States District Court for the Southern District of New York, alleging fraudulent conduct on the part of Merrill Lynch in inducing SGC to purchase auction-rate securities.  The claim alleges that Merrill Lynch represented the securities as highly liquid and collateralized by residential mortgages.  SGC discovered subsequently that the securities were illiquid and not collateralized by residential mortgages, but rather, by complex derivative instruments, and that the securities had become worthless.  SGC’s suit seeks $5 million in damages.

On January 4, 2010, Merrill Lynch filed a motion to dismiss the complaint.  SGC’s counsel is preparing a reply.  No hearing date on the motion has been set.

Item 1A.                                                  Risk Factors

Our results of operations and financial condition are subject to numerous risks and uncertainties described in “Item 1A.  Risk Factors” included in our 2009 Form 10-K.  The risk factors identified therein have not materially changed.

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
10.1

First Amendment to Loan Agreement by and among Seneca Gaming Corporation and KeyBank National Association dated as of December 18, 2009 (incorporated by reference to Exhibit 10.29 to SGC’s Annual Report on Form 10-K filed on December 23, 2009).

31.1	Certification of Catherine Walker, principal executive officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of David Sheridan, principal financial officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (filed herewith).

32.1

Certification of Catherine Walker, principal executive officer, and David Sheridan, principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENECA GAMING CORPORATION

Date: February 4, 2010	/s/ Catherine Walker
Catherine Walker
Chief Operating Officer
(Principal Executive Officer)

Date: February 4, 2010	/s/ David Sheridan
David Sheridan
Chief Financial Officer
(Principal Financial and Accounting Officer)