Form 10-Q
period 2010-03-31
Seneca Gaming Corp
filed 2010-05-07
CIK 1296785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

At May 7, 2010, the registrant had no outstanding shares of common stock. The registrant is wholly owned by the Seneca Nation of Indians.

PART I.  FINANCIAL INFORMATION

Item I.                                                           Financial Statements

SENECA GAMING CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	September 30,
	2010	2009
	(Dollars in Thousands)
Assets
Current assets:
Cash and cash equivalents	$78,291	$83,230
Short-term investments	—	113
Receivables from the Nation	197	6,201
Other receivables, net	2,352	2,539
Inventories	3,938	4,046
Other current assets	10,358	10,369
Total current assets	95,136	106,498

Property and equipment, net	668,497	670,111
Restricted cash	33,013	—
Other long-term assets	64,377	65,319

Total assets	$861,023	$841,928

Liabilities and Capital
Current liabilities:
Trade payables	$12,255	$2,328
Construction payables	5,352	9,373
Distributions payable to the Nation	3,745	3,727
Exclusivity fees payable	11,062	8,220
Accrued interest payable	15,104	15,104
Accrued regulatory costs	38,498	33,683
Accrued gaming liabilities	15,262	15,113
Accrued payroll and related liabilities	9,230	9,652
Other current liabilities	6,066	6,722
Total current liabilities	116,574	103,922

Long-term debt	497,870	497,363
Other long-term liabilities	834	834

Total liabilities	615,278	602,119
Capital:
Retained earnings	245,745	239,809

Total liabilities and capital	$861,023	$841,928

See accompanying notes to unaudited consolidated financial statements.

SENECA GAMING CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND CHANGES IN CAPITAL

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
	(Dollars in Thousands)
Revenues

Gaming	$128,904	$128,452	$253,017	$255,439
Food and beverage	13,574	14,231	26,829	28,435
Lodging	4,640	5,577	9,844	11,872
Retail, entertainment and other	5,066	5,825	10,958	12,266
Gross Revenue	152,184	154,085	300,648	308,012
Less: Promotional allowances	(12,964)	(14,047)	(26,265)	(29,255)
Net revenues	139,220	140,038	274,383	278,757

Expenses

Gaming	42,487	36,424	78,209	73,650
Food and beverage	10,488	10,697	21,088	21,904
Lodging	2,866	3,128	5,851	6,159
Retail, entertainment and other	3,215	3,467	7,387	7,445
Advertising, general and administrative	45,095	46,365	92,195	95,865
Pre-opening costs	20	78	92	136
Depreciation	11,045	12,583	21,775	25,170
Impairment of property and equipment	166	—	221	—

Total operating expenses	115,382	112,742	226,818	230,329

Operating income	23,838	27,296	47,565	48,428

Other non-operating expense	—	(50)	(113)	(163)
Interest income	14	23	25	81
Interest expense	(9,530)	(9,674)	(19,071)	(19,277)

Net income	$14,322	$17,595	$28,406	$29,069

Beginning capital balance	$246,403	$285,814	$239,809	$290,846
Net cash distributions (to) from the Nation	(14,980)	9,267	(22,470)	(7,239)
Ending capital balance	$245,745	$312,676	$245,745	$312,676

See accompanying notes to unaudited consolidated financial statements.

SENECA GAMING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	March 31,
	2010	2009
	(Dollars in Thousands)
Cash flows relating to operating activities:

Net income	$28,406	$29,069
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21,775	25,170
Loss on disposal of assets	91	7
Amortization of deferred financing costs, debt discount	1,633	1,621
Other than temporary decline in investments	113	150
Provision for bad debts	51	201
Change in operating assets and liabilities:
Current assets	1,158	(1,113)
Current liabilities	6,318	4,659

Net cash provided by operating activities	59,545	59,764

Cash flows relating to investing activities:
Purchases of property and equipment	(13,936)	(33,786)
Deposits to restricted cash	(33,013)	—
Change in long-term deposits	10	50
Land acquisition costs	(115)	(482)

Net cash used in investing activities	(47,054)	(34,218)

Cash flows relating to financing activities:
Contribution received from the Nation	5,101	—
Cash paid for deferred financing fees	(79)	—
Proceeds from senior secured revolving loan agreement	—	20,000
Distributions paid to the Nation	(22,452)	(33,239)

Net cash used in financing activities	(17,430)	(13,239)

Net increase(decrease) in cash	(4,939)	12,307

Cash and cash equivalents balances:
Beginning of period	83,230	53,305

End of period	$78,291	$65,612

See accompanying notes to unaudited consolidated financial statements.

SENECA GAMING CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.                                      Organization and Basis of Presentation

The consolidated financial statements include the accounts of Seneca Gaming Corporation, or SGC, and its wholly owned subsidiaries, or collectively, the Company.  In consolidation, all intercompany balances and transactions have been eliminated.  The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of SGC’s management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.  Operating results for the three months and six months ended March 31, 2010 are not necessarily indicative of the results that may be expected for SGC’s fiscal year ending September 30, 2010.  For further information, reference is made to the consolidated financial statements and notes thereto included in SGC’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009, or 2009 Form 10-K, as well as SGC’s other filings with the Securities and Exchange Commission, or SEC, pursuant to the Securities Exchange Act of 1934, as amended.

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

The Council, at the request of the SGC Board of Directors, chartered three subsidiary corporations of SGC to operate the three sites authorized by the Compact.  In addition, the SGC Board of Directors hired the executive management of SGC to oversee, develop and manage the three sites. The subsidiary corporations that operate the three sites authorized by the Compact are as follows:

•              Seneca Niagara Falls Gaming Corporation, or SNFGC;

•              Seneca Territory Gaming Corporation, or STGC; and

•              Seneca Erie Gaming Corporation, or SEGC.

Seneca Niagara Falls Gaming Corporation

SNFGC was formed on August 1, 2002 to operate the Nation’s Class III gaming activities on the Nation’s territory in Niagara Falls, New York.  Operations at SNFGC’s casino, or Seneca Niagara Casino, commenced December 31, 2002.  On March 31, 2006, SNFGC officially completed the phased opening of its luxury hotel expansion, which included a permanent 147,000 square foot gaming facility (adding 35,000 square feet of gaming space to the original 112,000 square-foot facility), a 604-room luxury hotel with 118 suites of various sizes, a full-service spa, salon, and fitness center, three fine dining restaurants and a 24-hour casual restaurant, three retail stores, and a 24,000 square-

foot multi-purpose room and events center.  The luxury hotel is adjacent and connected to the Seneca Niagara Casino.  The entire complex, including the luxury hotel and the Seneca Niagara Casino, is referred to as the Seneca Niagara Casino and Hotel.

Seneca Territory Gaming Corporation

STGC was formed on September 20, 2003 to operate the Nation’s Class III gaming activities in Salamanca, New York on the Nation’s then-existing territorial land. Operations at STGC’s casino, or Seneca Allegany Casino, commenced May 1, 2004 utilizing an approximately 120,000 square foot temporary structure.  On March 30, 2007, the phased opening of the permanent gaming facility and resort hotel was completed, which included a permanent 63,500 square foot gaming facility (adding 12,000 square feet of additional gaming space to the original temporary gaming facility), a 212-room resort hotel, two fine dining restaurants, a 24-hour casual restaurant, a spa and fitness center, and retail and other amenities.  In March 2008, STGC completed a conversion of the former approximately 120,000 square foot temporary casino structure into an events center and multi-purpose room with a seating capacity for 2,200 people, along with additional administrative and support space.  The entire complex, including the Seneca Allegany Casino, resort hotel, and events center, is referred to as the Seneca Allegany Casino and Hotel.

Seneca Erie Gaming Corporation

SEGC was formed on August 9, 2003 to operate the Nation’s Class III gaming activities in Erie County, New York.  On October 3, 2005, the Nation acquired approximately nine acres of land in the inner-harbor district of downtown Buffalo, New York.  SEGC commenced construction of its Seneca Buffalo Creek Casino on those nine acres on December 8, 2005, and on July 3, 2007 commenced Class III gaming on such property in a temporary facility, in fulfillment of the requirement set forth in the Nation’s Compact with the State of New York.  The facility features approximately 10,600 square feet of gaming space and includes 457 slot machines and a snack bar.  Various plaintiffs have filed suit in federal and state court challenging the Nation’s right to conduct Class III gaming on the Nation’s nine acre Buffalo Creek Territory.  On July 8, 2008, in a federal suit captioned Citizens Against Casino Gambling in Erie County (CACGEC) v. Hogen, the Court issued a decision and order finding that, although the Nation’s Buffalo Creek Territory is “Indian country,” the determination by the National Indian Gaming Commission, or NIGC, that the Nation’s Buffalo Creek Territory is gaming-eligible land pursuant to the IGRA’s settlement of a land claim exception was “arbitrary, capricious, and not in accordance with the law.”  The Court’s decision did not provide for injunctive relief, and SEGC has continued its operations at the Seneca Buffalo Creek Casino.  Plaintiffs subsequently filed a motion on July 14, 2008 to force the court to enforce its judgment.

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

On March 31, 2009, plaintiffs in the litigation noted in the foregoing paragraph filed suit to challenge the NIGC’s approval of the amended Class III Gaming Ordinance.   On June 15, 2009, the Nation moved to intervene as a defendant in the litigation known as CACGEC III, for certain limited claims.  On March 30, 2010, the Court denied the Nation’s motion to intervene, while granting permission to participate as amicus curiae.  The Court also dismissed certain secondary claims of the plaintiffs in the proceeding, while allowing other core claims regarding the eligibility of the land for casino gaming to proceed.

If the plaintiffs are successful in any of the Buffalo Creek-related legal proceedings, SEGC may be unable to continue Class III gaming at the existing Seneca Buffalo Creek Casino.

Other

Lewiston Golf Course Corporation

The Nation’s Council has also chartered, at the request of the SGC Board of Directors, an additional subsidiary corporation, Lewiston Golf Course Corporation, or LGCC, as a wholly-owned subsidiary of SNFGC.  LGCC was formed on July 18, 2007 by the Nation’s Council to own, develop and operate Seneca Hickory Stick Golf Club, SNFGC’s tournament level golf course, in Lewiston, New York. It is located approximately 10 miles from the

Seneca Niagara Casino and Hotel in the Town of Lewiston. The golf course will serve as an amenity for our patrons enabling SGC to increase its demographic and geographic reach. Designed by world-renowned golf architect Robert Trent Jones II, Seneca Hickory Stick Golf Club will feature a scenic, par-72, links-style layout and a 4,300 square foot clubhouse with a pro shop, bar and casual dining for 40 patrons. The golf course is scheduled to open July 1, 2010.

Recent Accounting Pronouncements

In February 2010, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update  2010-09, “Subsequent Events (Topic 855) — Amendments to Certain Recognition and Disclosure Requirements,” or Update 2010-09. Update 2010-09 removes the requirement for companies filing periodic reports with the SEC, or SEC filers, to disclose the date through which an entity has evaluated subsequent events.  However, the disclosure exemption does not relieve management of an SEC filer from its responsibility to evaluate subsequent events through the date on which financial statements are issued.  Update 2010-09 became effective for the Company for the second quarter of Fiscal 2010.  The adoption of the provisions of the Update did not have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued an Accounting Standards Update, “Entertainment-Casinos (Topic 924), Accruals for Casino Base Jackpot Liabilities, a consensus of the FASB Emerging Issues Task Force,” or ASU 2010-16. The objective of ASU 2010-16 is to address the accounting for casino base jackpot liabilities. Specifically, it addresses diversity in practice regarding whether an entity accrues liabilities for a base jackpot before it is won if the entity is not required to award the base jackpot. Some entities do not accrue liabilities for a base jackpot before it is won because they could avoid the payment. Other entities accrue liabilities for a base jackpot ratably over the period of play expected to precede payout. ASU 2010-16 clarifies that an entity should not accrue jackpot liabilities (or portions thereof) before a jackpot is won if the entity can avoid paying that jackpot. Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. This guidance applies to both base and progressive jackpots and is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments are to be applied prospectively with a cumulative-effect adjustment reflected in retained earnings. The cumulative-effect adjustment is the difference between the amounts recognized in the statement of financial position before initial application of the amendments and the amounts recognized in the statement of financial position at initial application of those amendments. The Company is currently evaluating the impact implementation of ASU 2010-16 will have on the consolidated financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, the Company has not yet determined the effect, if any, that the implementation of such proposed standards would have on the consolidated financial statements.

2.            Short-Term Investments

Short-term investments are classified as available for sale as defined in the FASB Accounting Standards Codification, or ASC, Topic 320, Investments — Debt and Equity Securities.  Investments are stated at fair value.  The Company evaluates investments for conditions that may indicate that an other-than-temporary decline in market value has occurred. In conducting this review, numerous factors are considered which, individually or in combination, may indicate that a decline is other-than-temporary. Based on this evaluation, an other-than-temporary loss on one specific investment of $0 and $0.1 million was recorded in the three months ended March 31, 2010 and 2009, respectively, and an other-than-temporary loss on one specific investment of $0.1 million and $0.2 million was recorded in the six months ended March 31, 2010 and 2009, respectively, as a component of other non-operating expense. The cost basis of this investment has been reduced by the amount of the other-than-temporary loss recorded.

3.             Property and Equipment

In accordance with ASC Topic 360, Property, Plant and Equipment, the carrying value of the Company’s assets are reviewed when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that an impairment loss has occurred based on current and future levels of income and expected future cash flows as well as other factors, then an impairment loss is recognized as a deduction in determining operating income.

During the three months and six months ended March 31, 2010, $166,000 and $221,000 was recorded as an impairment of property and equipment in addition to the $107.6 million impairment recognized during Fiscal 2009.

On August 27, 2008, the construction activities at Seneca Allegany Casino and Hotel and Seneca Buffalo Creek Casino and Hotel were suspended for various reasons including:  the economic recession; inability to obtain construction financing at reasonable interest rates; and operating and other demands on our available cash, such as our payments to the Nation.  As of March 31, 2010, due to the continuation of weak economic conditions, adverse credit market conditions and an uncertain economic outlook, construction remains suspended indefinitely.  Furthermore, certain master planning efforts related to the future expansion of the Niagara Falls property have been suspended for the foreseeable future for the same reasons.  As a result of these circumstances an impairment charge of $107.6 million was recognized during the third and fourth quarters of Fiscal 2009 based upon an estimate of the net realizable value based on an estimate of undiscounted cash flows that projected no future benefit.  The reported fair value of zero is considered to be level three within the fair value hierarchy as established by ASC 820, Fair Value Measurements and Disclosures.  Level three inputs are defined as inputs for which significant valuation assumptions are unobservable in a market and therefore value is based on the best available data, some of which is internally developed and considers risk premiums that a market participant would require. Refer to Note 6, Fair Value of Financial Instruments, for further discussion of the fair value hierarchy.

4.                                      Restricted Cash

Restricted cash balances of $33.0 million at March 31, 2010 represent cash reserved for future repayment of outstanding debt and other accrued liabilities, pursuant to a resolution adopted by the Board of Directors. As of March 31, 2010, such balances include $15.9 million of cash reserves for future repayment of outstanding debt and $17.1 million for satisfaction of other accrued liabilities.

5.                                      Principal Debt Arrangements

Long-term debt, as described below, consists of the following:

	As of
	March 31, 2010	September 30, 2009
	(In Thousands of Dollars)
2004 7¼% senior notes due 2012	$300,000	$300,000
2005 7¼% senior notes due 2012 net of unamortized discount of $2,130 and $2,637, respectively	197,870	197,363
Long-term debt	$497,870	$497,363

7¼% Senior Notes due 2012

On May 5, 2004, SGC issued $300.0 million in 7¼% senior notes due 2012, or the 2004 senior notes.  On May 23, 2005, SGC issued an additional $200.0 million in 7¼% senior notes due 2012, Series B, or the 2005 senior notes, and together with the 2004 senior notes, the Senior Notes.

The 2005 senior notes were issued at a discount of $7.0 million.  The discount is being amortized over the term of the 2005 senior notes, which amounted to $0.3 million for the three months ended March 31, 2010 and 2009 and $0.5 million for the six months ended March 31, 2010 and 2009.

The Senior Notes are guaranteed by SNFGC, STGC, SEGC and LGCC. The 2005 senior notes are treated as a single class with the 2004 senior notes and are identical to the 2004 senior notes, except for certain tax attributes, and prior to November 1, 2005, the amount of interest accrued thereon.   Interest on the Senior Notes is payable semi-annually on May 1 and November 1.  The Senior Notes are unsecured and rank equally.  As of March 31, 2010 and September 30, 2009, aggregate accrued and unpaid interest on the Senior Notes was $15.1 million.  The Senior Notes, which mature on May 1, 2012, are redeemable at SGC’s option in whole or in part at any time after May 1, 2008 at the redemption prices set forth in the Senior Notes Indenture, are subject to redemption requirements imposed by gaming laws and regulations and are required to be repurchased by SGC at the option of holders upon certain change of control events.

The Senior Notes Indenture contains certain negative and affirmative covenants. The negative covenants include limitations on restricted payments and the incurrence of indebtedness, while the affirmative covenants include reporting obligations and compliance with laws. As of March 31, 2010, SGC was in compliance with all covenants in the Indenture.

Senior Secured Revolving Loan Agreement

On December 18, 2009, SGC amended its $50.0 million Senior Secured Revolving Loan Agreement to extend the maturity date from December 19, 2009 to December 31, 2011. Amounts borrowed under the Amended Senior Secured Revolving Loan Agreement continue to bear interest at either one, three or six-month LIBOR plus one and one quarter percent (1.25%), or the prime rate (as reported in The Wall Street Journal) plus one quarter percent (0.25%), with any outstanding principal balance to be paid by, or on, the new maturity date.  The $50.0 million commitment under the Amended Senior Secured Revolving Loan Agreement reduces in tandem with any reduction in the letter of credit requirement imposed by the Empire State Development Corporation, or ESDC, (relating to the ESDC’s efforts on behalf of SGC in connection with ongoing condemnation proceedings in Niagara Falls, New York), up to an aggregate reduction of $10.0 million.  The Amended Senior Secured Revolving Loan Agreement requires that SGC maintain all of its deposit and investment accounts with the lender, subject to limited exceptions for certain existing accounts.

SGC’s obligations under the Amended Senior Secured Revolving Loan Agreement continue to be secured by substantially all gaming and related assets (including substantially all gaming revenues) not constituting real property or improvements. SGC’s obligations are guaranteed by SNFGC, STGC, SEGC and LGCC, and the guarantors’ obligations continue to be secured by substantially all of each guarantor’s gaming and related assets (including substantially all gaming revenues) not constituting real property or improvements. The Amended Senior Secured Revolving Loan Agreement modifies certain of the financial covenants contained in the Senior Secured Revolving Loan Agreement, including reducing the minimum consolidated EBITDA covenant from $160 million to $145 million (on a rolling 12 month basis) as well as modifying the total leverage ratio (of total funded debt to EBITDA) to a limit of 3.5 to 1.0.  The Amended Senior Secured Revolving Loan Agreement also continues to contain additional customary covenants, including covenants restricting the incurrence of additional indebtedness, the creation of additional liens and the disposition of assets. As of March 31, 2010, SGC was in compliance with all covenants in the Amended Senior Secured Revolving Loan Agreement.

As of March 31, 2010, at SGC’s request, the lender under the Amended Senior Secured Revolving Loan Agreement had issued letters of credit  totaling $18.3 million, $13.2 million  of which may be drawn upon to fund the purchase of certain parcels within the 50 acre “footprint” described in the Compact with New York State and designated for ownership by the Nation (as required by the ESDC), with the remaining $5.1 million issued in connection with worker’s compensation policies and certain other contracts, as required. As of March 31, 2010, there were no amounts outstanding on the Amended Senior Secured Revolving Loan Agreement.

6.                                      Fair Value of Financial Instruments

Codification Topic 820, Fair Value Measurements and Disclosures (“Codification Topic 820”) does not determine or affect the circumstances under which fair value measurements are used, but defines fair value, expands disclosure requirements around fair value and specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These inputs create the following fair value hierarchy:

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

The fair value of long term debt is estimated based on current market quotes of SGC’s debt.  As of March 31, 2010, the carrying amount and fair value of long term debt is approximately $498 million and $495 million, respectively.

7.                                      Related-Party Transactions

Distributions

Distributions to the Nation, as described below, consist of the following:

	Six Months Ended March 31,
	2010	2009
	(In Millions of Dollars)
Cash distributions	$15.0	$26.2
Distribution Agreement distributions	7.5	7.0
	$22.5	$33.2

Cash Distributions

•                  SGC paid cash distributions to the Nation in the amount of $2.5 million per month during the six months ended March 31, 2010, totaling $15.0 million.

•                  SGC paid cash distributions to the Nation in the amount of $4.0 million per month from October 2008 through February 2009, totaling $20.0 million. Also, during the six months ended March 31, 2009, SGC paid $5.0 million pursuant to distribution declarations made in July 2008. In addition, in November 2008, SGC paid an additional $1.2 million distribution to the Nation.

Distribution Agreement Obligations

•                  During the six months ended March 31, 2010 and 2009, SGC distributed $7.5 million and $7.0 million, respectively, to the Nation under the Distribution Agreement, dated April 27, 2007, relating to the Seneca Nation of Indians Capital Improvements Authority’s special obligation bonds. See “Note 8 — Commitments and Contingencies” for additional information regarding SGC’s Distribution Agreement obligations.

Contributions

Contributions from the Nation, as described below, consist of the following:

Cash Contributions

•                  In September 2009, the Nation declared a capital contribution, in the amount of $5.1 million, for the value of land previously purchased for the development of the Seneca Niagara Falls Casino and Hotel. This amount was recorded as a receivable from the Nation at September 30, 2009 and payment was received in December 2009.

Land and Related Acquisition Costs

SGC has recorded approximately $59.2 million and $59.1 million in land and related acquisition costs as ‘Other long-term assets’ in the accompanying consolidated balance sheets as of March 31, 2010 and September 30, 2009, respectively, which are expected to be transferred to the Nation.

Operating Lease Agreements

Head Leases:

The Nation has entered into operating lease agreements (each, a Head Lease) with each of SNFGC, STGC and SEGC.  Due to the related party nature of these Head Leases, which can be effectively modified by the Nation, SGC records monthly Head Lease expense equal to the required payment amount for the respective month.  Payment increases under the Head Leases are restricted under the terms of the Indenture governing the Senior Notes and the Distribution Agreement referenced in “Note 8 — Commitments and Contingencies.”  The Head Leases contain no renewal options or escalation clauses.

Expenses resulting from the above Head Leases were as follows for the three months and six months ended March 31, 2010 and 2009:

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
	(Dollars in Millions)
SNFGC	$9.0	$8.8	$18.0	$18.0
STGC	6.0	5.5	12.0	12.0
SEGC	4.0	3.5	8.0	8.0
	$19.0	$17.8	$38.0	$38.0

SNFGC, STGC and SEGC record the Head Lease costs as a component of advertising, general and administrative costs in the accompanying consolidated statements of income.

Seneca Niagara Falls Gaming Corporation

The SNFGC Head Lease (dated October 25, 2002) expires on December 31, 2023 and covers use of the land and certain improvements existing at the commencement of such Head Lease, principally including structures formerly known as the Niagara Falls Convention Center and Lackey Plaza.  On August 1, 2008, at the request of the Nation, SGC approved an increase in the SNFGC Head Lease to $3.1 million per month, effective October 1, 2008, and to $3.7 million per month, effective October 1, 2009.  On March 19, 2009, SNFGC entered into an amendment to the foregoing Head Lease agreement with the Nation, which reduced payments to $3.0 million per month effective October 1, 2008 and eliminated the increase that would have taken effect as of October 1, 2009.

Seneca Territory Gaming Corporation

The STGC Head Lease (effective as of May 1, 2004) expires on December 31, 2023 and covers use of the land which is currently being used in operating the Seneca Allegany Casino and Hotel.  On August 1, 2008, at the request of the Nation, SGC approved increases in the payments under the STGC Head Lease to $2.1 million per month effective October 1, 2008, and to $2.7 million per month effective October 1, 2009.  On March 19, 2009, STGC entered into an amendment to the foregoing Head Lease agreement with the Nation, which reduced payments to $2.0 million per month effective October 1, 2008 and eliminated the increase that would have taken effect as of October 1, 2009.

Seneca Erie Gaming Corporation

The SEGC Head Lease (effective as of April 1, 2006) expires on December 31, 2023 and covers use of the land which is currently being used in operating the Seneca Buffalo Creek Casino.  On August 1, 2008, at the request of the Nation, SGC approved an increase in the payments under the SEGC Head Lease to $1.5 million per month effective October 1, 2008 and thereafter.  On March 19, 2009, SEGC entered into an amendment to the foregoing Head Lease agreement with the Nation, which reduced payments to $1.3 million per month effective October 1, 2008.

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

Class II Poker Leases:

As of January 1, 2005, the Company transferred all Class II operations to the Nation, including its poker operations.  The Company leases space within Seneca Niagara Casino and Hotel to Seneca Gaming and Entertainment, which operates the Nation’s Class II facilities, for operation of the poker room. On November 9, 2009, Seneca Gaming and Entertainment relocated its poker operations in Seneca Allegany Casino to a new facility located within one mile of the Allegany Casino property. For the three months ended March 31, 2010 and 2009, SGC recorded $0.1 million and $0.2 million, respectively, of poker room rental income and fees, and for the six months ended March 31, 2010 and 2009, SGC recorded $0.3 million and $0.4 million, respectively, of rental income and fees. At March 31, 2010 and September 30, 2009, SGC recorded $0.2 million and $0.5 million, respectively, as a receivable from the Nation relating to poker room rentals.

Other Related Party Transactions

Construction Services:

SNFGC, STGC and SEGC have each entered into construction management agreements with Seneca Construction Management Corporation (SCMC) and SCMC LLC, for certain renovations and capital improvements at Seneca Niagara Casino and Hotel, Seneca Allegany Casino and Hotel, and Seneca Buffalo Creek Casino, respectively.  SCMC and SCMC LLC are wholly owned by the Nation.  For the three months ended March 31, 2010 and 2009, SNFGC, STGC and SEGC have collectively made payments to SCMC and SCMC LLC for construction management and related fees of $0.3 million and $0.6 million, respectively, and for the six months ended March 31, 2010 and 2009, SNFGC, STGC and SEGC have collectively made payments to SCMC and SCMC LLC for construction management and related fees of $0.3 million and $1.6 million, respectively.  Such fees reflect the amounts earned by SCMC and SCMC LLC for the performance of construction management services related primarily to the recently completed expansion of the Buffalo Creek facility. Additional amounts paid to SCMC and SCMC LLC are passed through and used to pay subcontractors, reimbursements for out-of-pocket expenses and similar costs.

Regulatory Services:

SGC is charged by the Nation for its costs incurred related to the operation of SGA gaming regulatory services.  These include:  a) costs incurred solely and directly in connection with regulatory services and oversight of SGC’s gaming operations and which are therefore 100% allocable to SGC; and b) an administration fee, assessed by the Nation for costs indirectly incurred in conjunction with the operation and regulation of SGC, which is fixed as a percentage of direct costs, currently 20%, as determined by the Nation in its performance of administration of the SGA and its oversight of the Company. Such costs were approximately $2.3 million and $2.6 million for the three months ended March 31, 2010 and 2009, respectively, and $4.5 million and $5.1 million for the six months ended March 31, 2010 and 2009, respectively.

SGC is also charged by the Nation for its costs incurred related to services provided by the New York State Racing and Wagering Board, New York State Police, Seneca Nation of Indians Marshals, Buffalo Police and Cattaraugus County Sheriff Department solely and directly in connection with SGC’s operations, which costs were approximately $2.3 million and $3.1 million for the three months ended March 31, 2010 and 2009, respectively, and $6.0 million and $5.7 million for the six months ended March 31, 2010 and 2009, respectively.

At March 31, 2010 and September 30, 2009, approximately $38.5 million and $33.7 million, respectively, were recorded as “accrued regulatory costs” in the accompanying consolidated balance sheets, for the payment of such New York State related regulatory costs. The related expense was recorded as a component of advertising, general and administrative expense in the accompanying consolidated statement of income.

8.                                      Commitments and Contingencies

Distribution Agreement Obligations

On April 27, 2007, SGC entered into a Distribution Agreement among the Nation, the Seneca Nation of Indians Capital Improvements Authority, or the Authority, SGC and Wells Fargo Bank, as Trustee, in connection with the Authority’s issuance in two series (one tax exempt and the other taxable) of an aggregate principal amount of $159,495,000 special obligation bonds, or the 2007 Nation Bonds.  The Distribution Agreement obligates SGC, subject to any contractual restrictions applicable to SGC (including, but not limited to, those contained in the Senior Notes Indenture), to make monthly distributions to the Nation at the times and in the amounts necessary to enable the Authority to pay the debt service on the 2007 Nation Bonds as required under the Authority’s indenture.  At the direction of the Nation and the Authority, SGC pays such distributions directly to the Trustee.  The Authority’s debt service commenced on June 1, 2007.  For the period from June 1, 2007 through November 1, 2007, the Authority’s debt service averaged approximately $0.9 million per month. For the period from December 1, 2007 through June 1, 2008, the Authority’s debt service averaged approximately $1.7 million per month.  In June 2008, it was determined that the amortization (debt service) schedule upon which the foregoing $1.7 million monthly payments was made, was incorrect.  A corrected amortization schedule was provided and, after giving effect to a resulting credit for amounts overpaid, for the period from January 1, 2008 through December 1, 2023, the Authority’s debt service averages approximately $1.2 million per month. The foregoing debt service averages are based on scheduled payments of interest and principal under the Authority’s indenture and bonds and do not address the effects of any earlier call for redemption, by acceleration or otherwise.  The Distribution Agreement provides that neither the Trustee nor the Authority’s bondholders will have any recourse under the Distribution Agreement to any revenues, assets or property of SGC or its subsidiaries should SGC fail to comply with its distribution obligations.  For the six months ended March 31, 2010 and 2009, SGC distributed to the Nation $7.5 million and $7.0 million, respectively, for the Authority’s debt service on the special obligation bonds.

The Seneca Nation Compact

As part of its Compact, the Nation agrees to contribute to the State of New York a portion of the proceeds from the operation and conduct of each category of Gaming Device (as defined in the Compact) for which exclusivity exists, based on the win of such machines (cash dropped into machines, after payouts but before expenses) and totaled on a cumulative quarterly basis to be adjusted annually at the end of the relevant calendar year.  However, beginning in February 2005, the Company began advancing to the Nation on a monthly basis the exclusivity fee due for the prior month.  The exclusivity fee to the State of New York for years 1—4 (through December 31, 2006), was 18.0%, payable on an annual basis. Thereafter, the exclusivity fee was 22% for years 5—7 (through December 31, 2009), payable on a semi-annual basis, and is 25.0% for years 8—14 (through December 31, 2016), payable on a quarterly basis.

The following table summarizes the exclusivity fees expense by property:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
	(Dollars in Thousands)
Seneca Niagara Falls Casino and Hotel	$19,154	$16,625	$35,091	$33,197
Seneca Allegany Casino and Hotel	7,330	6,593	13,598	13,192
Seneca Buffalo Creek Casino	3,084	2,243	5,449	4,153
Total	$29,568	$25,461	$54,138	$50,542

Exclusivity fees were recorded as a component of gaming expense in the accompanying consolidated statements of income.

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

In August 2008, construction activities at Seneca Allegany Casino and Hotel and Seneca Buffalo Creek Casino were suspended indefinitely for reasons including:  the economic recession; inability to obtain construction financing at reasonable interest rates; and operating and other demands on available cash, such as payments to the Nation.  As of March 31, 2010, construction remained suspended indefinitely.  Furthermore, certain planning efforts related to the future expansion of the Seneca Niagara Falls property were suspended for the same reasons.  As a result of these circumstances an impairment charge of $107.6 million was recognized during the third and fourth quarters of Fiscal 2009. During the three and six months ended March 31, 2010, an additional $166,000 and $221,000, respectively, was recorded as an impairment of property and equipment. Nonetheless, SGC will continue to explore alternative future expansion and development options.

The construction of a permanent casino at the Buffalo Creek site, as well as any expansion by STGC at Seneca Allegany Casino and Hotel will require significant capital outlays. The ability to recommence these projects will depend on various factors including prevailing economic conditions, cash flow from operations, the availability of external financing with regard to one or more of the projects, certain Nation and governmental approvals, and the effects of legal and/or administrative proceedings.

Seneca Niagara Falls Casino and Hotel.  In 2006, SNFGC began master planning activities for the remaining approximately 24 acres of undeveloped land contained in the Niagara Falls footprint.  During August 2008, these master planning activities were suspended and an impairment charge was recognized related to these activities in the third quarter of Fiscal 2009, in the amount of approximately $3.5 million. During the three and six months ended March 31, 2010, an additional $33,000, was recorded as an impairment of property and equipment.

Seneca Allegany Casino and Hotel.  Construction on the next phase of development at Seneca Allegany Casino and Hotel, which was planned to include an additional 200-room hotel tower, and up to 30,000 square feet of additional gaming space and related amenities, for a total estimated cost of approximately $130 million, was suspended and an impairment charge was recognized for costs incurred related to these activities in the third and fourth quarters of Fiscal 2009, in the amount of approximately $17.1 million. During the three and six months ended March 31, 2010, an adjustment to estimated impairment in the amount of $1,000 and an additional impairment charge of $37,000, respectively, were recognized.

Seneca Buffalo Creek Casino. Construction on the permanent Seneca Buffalo Creek Casino and Hotel facility, which was planned to include approximately 90,000 square feet of gaming space; 2,000 slot machines; 45 table games; a 22-story all-suite hotel; four restaurants; a full-service spa and salon; retail and other amenities; and a 2,200-space parking garage, for a total estimated cost of approximately $333 million, was suspended and an impairment charge was recognized related to these activities in the third and fourth quarters of Fiscal 2009, in the amount of approximately $87.0 million. During the three and six months ended March 31, 2010, an additional $134,000 and $151,000, respectively, were recorded as impairments of property and equipment.

On March 5, 2010 SEGC completed an expansion of the existing facility, increasing the number of slot machines to 457 and the total square feet of gaming space to approximately 10,600.

Seneca Hickory Stick Golf Club.  In July 2007, the Company commenced construction of the Seneca Hickory Stick Golf Club, an 18-hole Robert Trent Jones II designed golf course. The golf course is located in Lewiston, New York and is approximately ten miles from the Seneca Niagara Casino and Hotel.  Seneca Hickory Stick Golf Club will feature a scenic par-72 links style layout and a 4,300 square foot clubhouse with a pro shop, bar and casual dining for 40 patrons. The area around the clubhouse has been designed to accommodate tents and support facilities for large tournaments. The golf course is scheduled to open July 1, 2010.  As of March 31, 2010, the Company has incurred $23.0 million for the purchase of land and construction, with a total cost to construct the golf course, clubhouse and related amenities estimated to be approximately $25.5 million.

Legal Proceedings

Citizens Against Casino Gambling in Erie County v. Hogen (1:2009-cv-00291 (WDNY)) — CACGEC III

On March 31, 2009, Citizens Against Casino Gambling in Erie County (CACGEC) filed a third action in the United States District Court, Western District of New York against the Chairman of the NIGC, the United States Department of the Interior, the NIGC, the Secretary of the Interior and the President of the United States.  The action seeks declaratory and injunctive relief under the Administrative Procedure Act, the Declaratory Judgments Act, and the IGRA and is principally directed at the decision by the NIGC Chairman, on January 20, 2009, to approve the Seneca Nation’s amendments to its Class III Gaming Ordinance regarding the Nation’s Buffalo Creek Territory.  The NIGC Chairman concluded that IGRA’s general prohibition against gaming on lands acquired after its enactment in 1988 does not apply to lands, such as the Buffalo Creek Territory, that are held in restricted fee.   The plaintiffs claim that, in approving the Nation’s Class III Gaming ordinance on January 20, 2009, the NIGC Chairman ignored the intention of Congress.  The plaintiffs also make several claims that go beyond their prior lawsuits.  Most notably, they challenge the constitutionality of the land purchase provisions contained in the Seneca Nation Lands Claim Settlement Act of 1990 (“SNLCSA”), and attempt to challenge in a more extensive fashion than they had previously the validity of the Nation-State Gaming Compact.

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

On March 30, 2010, the Court denied the Nation’s motion to intervene, while granting permission for it to participate as amicus curiae.  The Court also dismissed certain secondary claims of the plaintiffs in the proceeding, while allowing other core claims regarding the eligibility of the land for casino gaming to proceed.    If the plaintiffs ultimately succeed in this action, or in their pending appeals in the CACGEC I and CACGEC II proceedings (previous suits filed by the plaintiffs and relating to similar claims), the SGC may be unable to conduct any Class III gaming at its existing properties.

In the matter of the Petition of New York State Urban Development Corporation d/b/a Empire State Development Corporation (NYS Supreme Court, Niagara County)

Pursuant to the Compact, the State of New York agreed to assist the Nation in whatever manner appropriate, including through the exercise of its power of eminent domain, to acquire acreage within the approximately 50-acre footprint surrounding the former Niagara Falls Convention Center in the City of Niagara Falls, New York, designated by New York State under the Compact for ownership by the Nation.  The amounts paid to condemnees from whom the ESDC has acquired property are deemed to be advance payments, in that property owners are entitled to reserve their rights to challenge the land and improvement values determined by the condemnor’s appraisers.

With respect to approximately 18 acres of land and related fixtures (a former water park) within the above footprint, the ESDC made advanced payments under New York eminent domain procedure law of $18.0 million to Fallsite LLC and Fallsville Splash, LLC, the owners of the water park property.  The owners thereafter filed notices of claim seeking, in the aggregate, $40.0 million and $35.0 million for land and trade fixtures, respectively. On April 5, 2010, the New York State Supreme Court determined that no additional compensation was owed to the former property owners for the water park real estate and fixtures.  SGC anticipates that the former property owners will appeal.

Seneca Gaming Corporation v. Harvest Trends, Inc. et al. (NYS Supreme Court, Niagara County)

On April 1, 2010, SGC filed suit in the State of New York Supreme Court, County of Niagara, against Harvest Trends, Inc., Harvest Trends LLP, River Lee International, Inc., and several individuals who are former employees of SGC.  The suit alleges that these former employees and a vendor, who had been hired and paid to assist SGC in creating an enterprise data warehouse, used SGC time and SGC resources to develop Harvest Trends, an entity created to market a similar product to SGC’s competitors.  SGC is suing for damages in an amount to be determined and for injunctive relief for the misappropriation of trade secret customer data, unjust enrichment, unfair competition, breaches of fiduciary duties and duties of loyalty, and breaches of contracts.  In addition, on May 6, 2010, SGC initiated a proceeding in Niagara Falls seeking binding arbitration against Rajat Shah, SGC’s former Senior Vice President of Corporate Development and General Counsel, in connection with his alleged involvement with the employees and entities involved in the lawsuit described above, seeking damages in an amount to be determined and injunctive relief for breach of his employment agreement, breaches of fiduciary duty and duty of loyalty, and diversion of corporate opportunity.

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

Forward-Looking Statements

When used in this Quarterly Report on Form 10-Q, in other filings with the Securities and Exchange Commission, or the SEC, in our press releases or in our other public communications, the words “believe,” “estimate,” “anticipate,” “expect,” “contemplate,” “may,” “will,” “plan,” “project,” “will continue,” “will be,” “will continue,” “likely will result” and similar expressions are intended to identify forward-looking statements.  Similarly, statements that describe our plans, business, strategy or goals are all forward-looking statements.  Statements looking forward in time are included in this Quarterly Report on Form 10-Q pursuant to the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995.  Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those expressed in or implied by these forward-looking statements, including, but not limited to, the risk factors contained or referenced herein and in our other reports filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, including in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, or the 2009 Form 10-K.  In addition to the risk factors described in Item 1A of our 2009 Form 10-K, the following important factors, among others, could affect our future financial condition or results of operations, causing actual results to differ materially from those expressed in the forward-looking statements: the local, regional, national, or global economic climate, our substantial indebtedness and ability to meet our financial obligations and operate in accordance with the restrictions pursuant to such indebtedness, our incurrence of any additional indebtedness, the availability of financing, our failure to generate cash flows, increased competition, changes in federal Indian law, issues relating to the Nation-State Gaming Compact, or the Compact, between the Seneca Nation of Indians and New York State, the control of our company by the Seneca Nation of Indians, or the Nation, changes in the membership of the Nation’s Council (the Nation’s legislative body) or Nation policies, changes in gaming laws or regulations, ongoing or future litigation challenging our ability to conduct gaming operations, changes in federal or state tax laws or the administration of such laws, our failure to retain existing management, fill current vacancies, and attract new personnel, our limited experience operating casinos, hotels, and the golf course we intend to open, seasonality and weather-related factors, investigative reviews by regulatory authorities relating to our gaming revenues, and acts of war or terrorism.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their respective dates.  We undertake no obligation to update these forward-looking statements to reflect events or circumstances occurring after their respective dates.

Overview

SGC is wholly-owned by the Nation and chartered to develop, manage and direct all of the Nation’s Class III gaming operations on the Nation’s territories in Western New York. SGC was chartered by the Nation in August 2002.  In August 2002, the Nation entered into the Compact with New York State that provides the Nation with the right to establish and operate three Class III gaming facilities in Western New York.  Class III gaming, the most heavily regulated of the gaming classes includes, among other things, slot machines and table games.   We currently operate three Class III gaming facilities in Western New York—Seneca  Niagara Casino and Hotel, which is located in the City of Niagara Falls, New York (Niagara Territory) and operated by Seneca Niagara Falls Gaming Corporation, or SNFGC, approximately 20 miles north of Buffalo, New York; Seneca Allegany Casino and Hotel, which is located in the City of Salamanca, New York (Allegany Territory) and operated by Seneca Territory Gaming Corporation, or STGC, approximately 75 miles northeast of Erie, Pennsylvania; and Seneca Buffalo Creek Casino, which is located in the inner harbor district of Buffalo, New York (Buffalo Creek Territory) and operated by Seneca Erie Gaming Corporation, or SEGC. Seneca Niagara Casino and Hotel opened on December 31, 2002 (initially, as the Seneca Niagara Casino).  Seneca Allegany Casino and Hotel opened on May 1, 2004 (initially, as the Seneca Allegany Casino).  Seneca Buffalo Creek Casino commenced operations on July 3, 2007.  Our three casinos are located on land held in restricted fee by the Nation, which, together with the rights under the Compact, allows us to conduct Class III gaming operations at these locations in New York State and are the only casino resort gaming facilities in Western New York State to offer both Class III slot machines and table games.

Executive Summary

Our Current Operations.     We currently operate three Class III gaming facilities:  Seneca Niagara Casino and Hotel, in the City of Niagara Falls, New York (Niagara Territory), featuring over 147,000 square feet of gaming space, 4,037 slot machines, 102 table games and 604 hotel rooms; Seneca Allegany Casino and Hotel, in the City of Salamanca, New York (Allegany Territory), featuring over 63,500 square feet of gaming space, 2,171 slot machines, 32 table games and 212 hotel rooms; and the Seneca Buffalo Creek Casino (slots only facility), in the City of Buffalo, New York (Buffalo Creek Territory), featuring 457 slot machines.  Certain of these operations also include dining, entertainment, retail and spa and salon services.  For the three months ended March 31, 2010 and 2009, approximately 93% and 92%, respectively, of our net revenue was derived from our gaming activities.

Seneca Niagara Casino and Hotel.     Upon opening on December 31, 2002, Seneca Niagara Casino primarily relied on drive-in and bus patrons from the Buffalo, Niagara Falls and Rochester areas in New York and secondarily from Erie, Pennsylvania, Ohio and other parts of New York.

In March 2006, SNFGC officially completed the phased opening of its luxury hotel expansion, which included a permanent 147,000 square foot gaming facility (providing 35,000 square feet more gaming space than the original 112,000 square feet), a 604-room luxury hotel with 118 suites of various sizes, a full-service spa, salon, and fitness center, three fine dining restaurants and a 24-hour casual restaurant, three retail stores, and a 24,000 square foot multi-purpose room and events center.  The expansion of Seneca Niagara Casino and Hotel, including the addition of our luxury hotel and other amenities, has enabled us to attract higher-end patrons, increase length of stay, and extend our geographic market penetration and appeal to a more diverse demographic base.

In 2006, we began master planning activities for the remaining approximately 24 acres of undeveloped land contained in the approximately 50 acre Niagara Falls footprint described in the Compact for ownership by the Nation.  During August 2008, these master planning activities were suspended due to the then prevailing economic conditions and adverse credit market conditions.  An impairment charge of $3.5 million was recognized during the third quarter of Fiscal 2009 related to these activities. During the three and six months ended March 31, 2010, an additional $33,000, was recorded as an impairment of property and equipment.

Seneca Allegany Casino and Hotel.    Since opening on May 1, 2004, Seneca Allegany Casino and Hotel has attracted patrons from the southern portion of Western New York, Erie and Pittsburgh, Pennsylvania and Ohio.  As of March 31, 2010, approximately 69% of the casino’s patron base is from outside of the State of New York.

In March 2007, we opened a 212-room resort hotel, including two fine dining restaurants, a 24-hour casual restaurant and certain other amenities after officially opening the new permanent gaming floor in December 2006.  In March 2008, we completed the conversion of the former approximate 120,000 square foot temporary casino structure into an events center with a seating capacity for 2,200 people, along with additional administrative office space and amenities.  We believe the resort hotel, casino and events center provide a first-class gaming experience for our patrons, encouraging longer patron length of stay and helping to maintain the competitive position of the facility in light of our closest and most immediate competition in Pennsylvania, Presque Isle Downs, in Erie, Pennsylvania approximately 80 miles from the Seneca Allegany Casino and Hotel.  Presque Isle Downs has approximately 2,000 slot machines and offers dining and entertainment options that include a steakhouse, a buffet and four lounges, but it does not offer table games or lodging.

Construction on our next phase of development at Seneca Allegany Casino and Hotel, which was planned to include an additional 200 room hotel tower, and up to 30,000 square feet of additional gaming space and related amenities, for a total estimated cost of up to $130 million, was suspended for reasons including:  the economic recession; inability to obtain construction financing at reasonable interest rates; and operating and other demands on our available cash, such as our payments and distributions to the Nation.  As of March 31, 2010, construction remained suspended indefinitely. As a result of these circumstances, an impairment charge was recognized related to these activities in the third and fourth quarters of Fiscal 2009, in the amount of approximately $17.1 million. During the three and six months ended March 31, 2010, an adjustment to estimated impairment in the amount of $1,000 and an additional impairment charge of $37,000, respectively, were recognized.

Seneca Buffalo Creek Casino.     On October 3, 2005, the Nation acquired approximately nine acres of land in the inner-harbor district of Buffalo, New York.  On July 3, 2007, we began operating a temporary Class III gaming facility (approximately 6,000 square feet) featuring 135 slot machines and a snack bar.  During the quarter ended

March 31, 2008, that facility was expanded to include an additional 109 slot machines. During the quarter ended March 31, 2010, the existing facility was expanded to include an additional 4,600 square feet of gaming space and an additional 213 slot machines. The current facility has approximately 10,600 square feet of gaming space, and features 457 slot machines and a snack bar.

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

We suspended construction on the permanent Seneca Buffalo Creek Casino and Hotel in August 2008 for reasons including:  the economic recession; inability to obtain construction financing at reasonable interest rates; and operating and other demands on our available cash, such as our payments to the Nation.  As of March 31, 2010, construction remained suspended indefinitely. As a result of these circumstances an impairment charge was recognized related to these activities in the third and fourth quarters of Fiscal 2009, in the amount of approximately $87.0 million. During the three and six months ended March 31, 2010, an additional $134,000 and $151,000, respectively, were recorded as impairments of property and equipment.

Our ability to continue to operate the Seneca Buffalo Creek Casino facility will depend on various factors, including existing legal challenges. See “Item 3.  Legal Proceedings,” included in our 2009 Form 10-K for a description of the legal proceedings relating to the Seneca Buffalo Creek Casino.

Seneca Hickory Stick Golf Club — Lewiston, New York.   In March 2006, we acquired 257 acres of land with the intent to design and build a championship level golf course in Lewiston, New York, approximately ten miles from Seneca Niagara Casino and Hotel.  Seneca Hickory Stick Golf Club will feature a scenic par-72 links style layout and a 4,300 square foot clubhouse with a pro shop, bar and casual dining for 40 patrons. The area around the clubhouse has been designed to accommodate tents and support facilities for large tournaments. We selected the Robert Trent Jones II firm to design the golf course.  Construction of the golf course commenced in July 2007 and the golf course is scheduled to open July 1, 2010.  LGCC has engaged Kemper Sports Management, Inc. to manage and operate the course. The total cost to construct the golf course, clubhouse and related amenities is estimated to be approximately $25.5 million.

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

Overall Outlook.     SGC’s financial performance during the three months ended March 31, 2010 reflects continued demonstration of the company’s ability to effectively manage its operations and financial performance in an uncertain economic environment.

For the three months ended March 31, 2010, operating income was $23.8 million, a 12.7%, or $3.5 million, decrease compared to operating income of $27.3 million for the three months ended March 31, 2009. This decrease is a result of a $3.5 million increase in exclusivity fees payable to New York State from 22% to 25%, when comparing the three months ended March 31, 2010 to the three months ended March 31, 2009.

SGC has also increased cash and cash equivalents from $91.2 million as of December 31, 2009 to $111.3 million as of March 31, 2010.  As of March 31, 2010, $15.9 million of cash reserves for future repayment of outstanding debt is included in the restricted cash balance reported on the consolidated balance sheets, pursuant to a resolution approved by the Board of Directors, in part, seeking to fund a $125.0 million reserve prior to May 2012 to reduce its outstanding debt and thereby, its future borrowing costs.

SGC continues to believe that it is the premier gaming operator in Western New York State and in the areas of Northern Pennsylvania and Ohio located within its primary and secondary markets. Since the December 31, 2002 opening of the Seneca Niagara Casino, SGC has invested significantly in the development, expansion and maintenance of its gaming facilities, including the completion of the hotel and gaming expansion projects at Seneca Niagara Casino and Hotel and Seneca Allegany Casino and Hotel, and the opening and expansion of the casino on the Seneca Buffalo Creek Territory.  These investments have helped enable SGC to maintain its position as the premier gaming operator in the region described above.  To help maintain its current market position, and to provide for expanded opportunities in the convention and tourism markets, SGC intends to continue to explore opportunities for its Niagara Falls, Allegany and Buffalo facilities, subject to the availability of necessary funding. A principal goal is for the facilities to complement each other, offering diverse hotel, entertainment and gaming experiences for our guests.

SGC’s senior management, Board of Directors and its owner, the Nation, monitor and review our financial condition and liquidity needs to help ensure appropriate operating, financial and strategic plans meet ongoing economic challenges and address our ongoing liquidity requirements.

Recent Developments.  On October 19, 2009 we broke ground on an expansion of the Seneca Buffalo Creek Casino which added approximately 4,600 square feet of gaming space to the existing facility and 213 slot machines. The expansion was opened on March 5, 2010.

Also, during the six months ended March 31, 2010, 577 new slot machines were installed at the Niagara Falls and Allegany properties furthering our goal of providing the best and newest entertainment experiences for our patrons.

Effective December 18, 2009, SGC amended its $50.0 million Senior Secured Revolving Loan Agreement to extend the maturity date from December 19, 2009 to December 31, 2011. Amounts borrowed under the Amended Senior Secured Revolving Loan Agreement continue to bear interest at either one, three or six-month LIBOR plus one and one quarter percent (1.25%), or the prime rate (as reported in The Wall Street Journal) plus one quarter percent (0.25%), with any outstanding principal balance to be paid by, or on, the new maturity date.  The $50.0 million commitment under the Amended Senior Secured Revolving Loan Agreement reduces in tandem with any reduction in the letter of credit requirement imposed by the Empire State Development Corporation, or ESDC (relating to the ESDC’s efforts on behalf of SGC in connection with ongoing condemnation proceedings in Niagara Falls, New York), up to an aggregate reduction of $10.0 million.  The Amended Senior Secured Revolving Loan Agreement modifies certain of the financial covenants contained in the Senior Secured Revolving Loan Agreement, including reducing the minimum consolidated EBITDA covenant from $160 million to $145 million (on a rolling 12 month basis) as well as modifying the total leverage ratio (of total funded debt to EBITDA) to a limit of 3.5 to 1.0.

On January 11, 2010, the Seneca Gaming Corporation’s Board of Directors appointed Kevin Seneca as the new Chairman of the Board, and voted to appoint Richard K. Nephew to fill the vacancy in the office of Treasurer created by Mr. Seneca’s appointment.  Each will serve in their respective capacities until the Board’s next annual meeting, until their successors are elected, or appointed and qualified, or until their earlier resignation or removal. The appointments did not affect the composition of the Board, and the Directors each continue to serve on the Board for their respective terms as designated by the Nation’s Council.

In January 2010, Pennsylvania approved legislation allowing racinos and standalone slot facilities to operate up to 250 tables per facility after paying a license fee of $16.5 million. Smaller resort casinos can obtain approval to operate up to 50 tables per facility for a $7.5 million license fee.  In addition to the upfront license fee, the facilities are required to pay a tax of 16% of gross revenues from the games, which will drop to 14% after two years.

In late April 2010, Presque Isle Downs (in Erie, PA) obtained approval to operate 48 table games, while the Meadows Racetrack and Casino (outside of Pittsburgh, PA) obtained approval to operate a total of 42 banking games (e.g., blackjack, craps, roulette) in addition to 20 poker tables.

Critical Accounting Policies and Estimates

There have been no changes in critical accounting policies and estimates since the filing of our 2009 Form 10-K.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

Operating Results - Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

Summary of Operating Results

As of March 31, 2010, we own and operate the Seneca Niagara Casino and Hotel in Niagara Falls, New York; the Seneca Allegany Casino and Hotel in Salamanca, New York; and the Seneca Buffalo Creek Casino in Buffalo, New York.  In addition, Lewiston Golf Course Corporation was established to operate a golf course which is currently under construction in Lewiston, New York.  All of our revenues are derived from our operations at our completed facilities.

The following table summarizes our results from operations by corporation and/or facility:

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in Thousands)
Net revenues:
Seneca Niagara Falls Casino and Hotel	$92,515	$93,954
Seneca Allegany Casino and Hotel	34,098	35,692
Seneca Buffalo Creek Casino	12,607	10,392
Total	$139,220	$140,038

Operating expenses:
Seneca Niagara Falls Casino and Hotel	$71,247	$69,300
Seneca Allegany Casino and Hotel	34,431	35,322
Seneca Buffalo Creek Casino	9,073	7,410
Seneca Hickory Stick Golf Club	9	53
Seneca Gaming Corporation	622	657
Total	$115,382	$112,742

Operating income (loss):
Seneca Niagara Falls Casino and Hotel	$21,268	$24,654
Seneca Allegany Casino and Hotel	(333)	370
Seneca Buffalo Creek Casino	3,534	2,982
Seneca Hickory Stick Golf Club	(9)	(53)
Seneca Gaming Corporation	(622)	(657)
Total	$23,838	$27,296

The most important factors or trends contributing to our operating performance during the three months ended March 31, 2010 were:

•                  A 3% increase in the exclusivity fee payable to New York State, beginning January 1, 2010, from 22% to 25% which resulted in a $3.5 million increase to our operating expenses during the quarter ($2.3 million of the increase is attributable to Seneca Niagara Falls Casino and Hotel, $0.8 million is attributable to Seneca Allegany Casino and Hotel, and $0.4 million is attributable to Seneca Buffalo Creek Casino);

•                  The national recession and resulting impact on discretionary consumer spending;

•                  Extension of hours of operation of the Seneca Buffalo Creek facility, effective February 2009, and subsequent expansion of the Buffalo Creek facility, which opened in March 2010, to approximately 10,600 square feet of gaming space and a total of 457 slot machines;

•                  Relatively temperate weather during the three months ended March 31, 2010 compared to the same period in 2009; and

•                  Capital investment in 577 slot machines, 401 at Seneca Niagara Casino and Hotel and 176 at Seneca Allegany Casino and Hotel, introducing new gaming content to our gaming floors.

Gross Revenues

Gross revenues consisted of the following:

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in Thousands)
Gaming	$128,904	$128,452
Food and beverage	13,574	14,231
Lodging	4,640	5,577
Retail, entertainment and other	5,066	5,825
Total	$152,184	$154,085

The table below summarizes the percentage of gross revenues from each revenue source:

	Three Months Ended
	March 31,
	2010	2009
Gaming	84.7%	83.4%
Food and beverage	8.9%	9.2%
Lodging	3.1%	3.6%
Retail, entertainment and other	3.3%	3.8%
Total	100.0%	100.0%

Gaming Revenue

Our gaming revenue for the three months ended March 31, 2010 increased from $128.5 million to $128.9 million when compared to the same period in the prior year, primarily due to the expansion of the Seneca Buffalo Creek Casino, partially offset by the ongoing impact of adverse economic conditions on consumer demand for gaming and entertainment offerings.

During the three months ended March 31, 2010, Seneca Niagara Casino and Hotel’s net gaming revenue decreased $0.7 million, or 1%; Seneca Allegany Casino and Hotel’s net gaming revenue decreased $1.0 million, or 3%; and Seneca Buffalo Creek Casino’s net gaming revenue increased $2.1 million, or 21% when comparing these same periods.

Revenues from slot machines are the largest component of our gaming revenues. The following table presents data related to slot revenues (in thousands, except where noted):

	Three Months Ended
	March 31,
	2010	2009
Slot handle	$1,506,117	$1,520,560
Gross slot revenue	$118,768	$116,715
Net slot revenue	$116,642	$113,885
Free promotional slot plays (1)	$9,872	$12,867
Weighted average number of slot machines (in units)	6,517	6,664
Gross slot hold percentage	7.9%	7.7%
Gross slot win per unit per day (in dollars)	$202	$195

(1)          Free promotional slot plays are included in slot handle, but not reflected in slot revenues.

Net slot revenue increased $2.8 million, or 2%, when comparing the three months ended March 31, 2010 to the three months ended March 31, 2009, due to the factors previously discussed.

The following table presents data related to table game revenues (in thousands, except where noted):

	Three Months Ended
	March 31,
	2010	2009
Table games drop	$82,214	$90,649
Net table games revenue	$12,175	$14,455
Weighted average number of table games (in units)	134	143
Table games hold percentage	14.7%	16.0%
Gross table games revenue per unit per day (in dollars)	$1,006	$1,130

Net table games revenue decreased $2.3 million, or 16%, when comparing the three months ended March 31, 2010 to the three months ended March 31, 2009.  The decrease was principally due to the economic and related factors previously noted, coupled with decreases in the average number of table games and the table games hold percentage when comparing these same periods.

Food and Beverage Revenue

The following table presents data related to food and beverage revenue (in thousands, except where noted):

	Three Months Ended
	March 31,
	2010	2009
Covers	933	956
Average check (in dollars)	$14.54	$14.88

During the three months ended March 31, 2010, our consolidated food and beverage revenue decreased $0.7 million, or 5% when compared to the same period in 2009, due primarily to the ongoing economic conditions causing a decrease in overall consumer spending for leisure and entertainment purposes.  Seneca Niagara Casino and Hotel’s food and beverage revenue accounted for $0.1 million of the decrease; Seneca Allegany Casino and Hotel’s and food and beverage revenue accounted for $0.6 million of the decrease; and Seneca Buffalo Creek Casino’s food and beverage revenue approximated the revenue for the same quarter in the prior year.  During the three months ended March 31, 2010 and 2009, 53% and 52%, respectively, of our food and beverage revenue were the result of Seneca Link Player’s Card point redemptions.

Lodging Revenue

The following table presents data related to lodging revenue:

	Three Months Ended
	March 31,
	2010	2009
Occupied rooms	62,983	68,946
Average daily room rate (ADR)	$73.67	$80.88
Occupancy rate	89.1%	94.5%
Revenue per available room (REVPAR)	$65.61	$76.44

During the three months ended March 31, 2010, our lodging revenue decreased by $0.9 million, or 17%, when compared to the three months ended March 31, 2009, due to a decrease in the number of occupied rooms and average rate per occupied room resulting from ongoing economic conditions. Seneca Niagara Casino and Hotel’s lodging revenue accounted for $0.8 million of the decrease and Seneca Allegany Casino and Hotel’s lodging revenue accounted for $0.1 million of the decrease.  During the three months ended March 31, 2010 and 2009, 81% and 79%, respectively, of our lodging revenue were the result of Seneca Link Player’s Card point redemptions.

Retail, Entertainment and Other Revenue

During the three months ended March 31, 2010, our retail revenue approximated that from the three months ended March 31, 2009. During the three months ended March 31, 2010 and 2009, 71% and 77%, respectively, of our retail revenue was attributable to Seneca Link Player’s Card point redemptions.

During the three months ended March 31, 2010, our entertainment revenue decreased $0.5 million, or 41%, when compared to the same period in 2009. Seneca Niagara Casino and Hotel’s entertainment revenue accounted for $0.4 million of the decrease due to an entertainment product mix including more shows in the Bear’s Den (a smaller venue compared to the Seneca Niagara Events Center) during the three months ended March 31, 2010, coupled with lower average ticket prices, compared to the three months ended March 31, 2009.  Seneca Allegany Casino and Hotel’s entertainment revenue accounted for $0.1 million of the decrease. During the three months ended March 31, 2010 and 2009, 58% and 41% of our entertainment revenue, respectively, was attributable to Seneca Link Player’s Card point redemptions.

During the three months ended March 31, 2010, other revenue decreased $0.3 million, or 13%, when compared to the same period in 2009, primarily due to the impact of non-recurring negotiated supplier refunds received during the three months ended March 31, 2009.

Promotional Allowances

SGC operates a complimentary program in which food and beverage, retail, entertainment, and other services are provided to patrons based on points earned through the Seneca Link Player’s Card.  The retail value of these complimentary items is included in gross revenues and then deducted as promotional allowances to arrive at net revenues.

The retail value of providing such promotional allowances was included in revenues as follows:

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in Thousands)
Food and beverage	7,175	7,393
Lodging	3,755	4,417
Retail, entertainment and other	2,034	2,237
Total	$12,964	$14,047

The estimated cost of providing such promotional allowances was as follows:

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in Thousands)
Food and beverage	$5,386	$5,418
Lodging	2,293	2,354
Retail, entertainment and other	1,625	1,825
Total	$9,304	$9,597

Promotional allowances as a percentage of gaming revenue were 10.1% and 10.9% during the three months ended March 31, 2010 and 2009, respectively.  Promotional allowances decreased $1.1 million, or 8%, when comparing the three months ended March 31, 2010 to the same period in 2009. As shown in the table above, food and beverage, lodging, retail, entertainment and other promotional allowances decreased $0.2 million, $0.7 million and $0.2 million, respectively.

Detailed Operating Expense Information

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in Thousands)
Operating expenses:
Gaming	$42,487	$36,424
Food and beverage	10,488	10,697
Lodging	2,866	3,128
Retail, entertainment and other	3,215	3,467
Advertising, general and administrative	45,095	46,365
Pre-opening costs	20	78
Depreciation	11,045	12,583
Impairment of property and equipment	166	—
Total operating expenses	$115,382	$112,742

Gaming Expenses

Gaming expenses principally consist of costs incurred from operating our table games and slot machines, of which the primary components are payroll and payroll related costs and the slot exclusivity fee paid to New York State pursuant to the Compact.

The following table summarizes the exclusivity fees expense by property:

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in Thousands)
Seneca Niagara Falls Casino and Hotel	$19,154	$16,625
Seneca Allegany Casino and Hotel	7,330	6,593
Seneca Buffalo Creek Casino	3,084	2,243
Total	$29,568	$25,461

The slot exclusivity fee increased $4.1 million, from $25.5 million for the three months ended March 31, 2009 to $29.6 million for the three months ended March 31, 2010, due primarily to a 3% increase in the exclusivity fee percentage which became effective January 1, 2010, and resulted in a $3.5 million increase during the quarter, compared to the three months ended March 31, 2009.  Gaming expenses as a percentage of gross gaming revenues were 30.6% and 25.8% for the three months ended March 31, 2010 and 2009, respectively.  Gaming expenses prior to exclusivity fees expense, as a percentage of gross gaming revenues were 10.0% and 8.5% for those same periods.

Food and Beverage Expenses

Food and beverage expenses represent those costs incurred for the operation of our restaurants, snack bars and beverage outlets.  The primary components of these expenses are the cost of food and beverage products and payroll and payroll related expenses for team members providing the service.  During the three months ended March 31, 2010, food and beverage costs decreased $0.2 million, or 2%, when compared to the same period in 2009, primarily due to lower volumes, reflected as a decrease in covers (as discussed above under Food and Beverage Revenue). Food and beverage expenses as a percentage of food and beverage revenues were 77.3% and 75.2% for the three months ended March 31, 2010 and 2009, respectively.

Lodging Expenses

Lodging expenses represent those costs incurred for the operation of our luxury hotel at Seneca Niagara Casino and Hotel and our resort hotel at Seneca Allegany Casino and Hotel.  The components of these expenses include payroll and payroll related expenses, guest amenity supplies, laundry and other expenses.  During the three months ended March 31, 2010, lodging expenses decreased approximately $0.3 million, or 8% when compared to the three months ended March 31, 2009.  Lodging expenses as a percentage of lodging revenues were 61.8% and 56.1% for the three months ended March 31, 2010 and 2009, respectively. The increase in this percentage is due to a decrease in average daily room rate.  While we continue to monitor efficiencies in the lodging segment, we seek to maintain the quality of our product and services for the benefit of our patrons.

Retail, Entertainment and Other Expenses

Retail, entertainment and other expenses primarily represent those costs incurred for the operation of our retail shops and spas and our entertainment offerings.  The components of these expenses include payroll and payroll related costs, the purchase of products offered for sale in our retail outlets and spas and contract costs for entertainers.  For the three months ended March 31, 2010, these costs decreased approximately $0.3 million, or 7%, over the comparable 2009 period, primarily due to a $0.2 million decrease in headline entertainment costs.  Retail, entertainment and other expenses as a percentage of retail, entertainment and other revenues were 63.5% and 59.5%, for the three months ended March 31, 2010 and 2009, respectively. The prior year percentage includes the effect of $0.3 million of non-recurring negotiated supplier refunds, which resulted in a lower percentage when compared to the three months ended March 31, 2010.

Advertising, General and Administrative Expenses

Advertising, general and administrative expenses consist primarily of payroll and payroll related expenses, regulatory fees, advertising and marketing costs, Head Lease expense, insurance, legal and utility costs.  For the three months ended March 31, 2010, such costs decreased $1.3 million, or 3%, from the same period in 2009.  The decrease was primarily due to a decrease of $2.5 million in payroll and related expenses due to ongoing efficiency measures employed by the Company, and a decrease of $1.2 million in regulatory expenses, partially offset by an increase of $1.3 million in Head Lease expense and an increase of $1.1 million in all other expenses. Advertising, general and administrative expenses as a percentage of gross revenues were 29.6% and 30.1%, for the three months ended March 31, 2010 and 2009, respectively.

Pre-opening Expenses

Pre-opening expenses are non-recurring costs incurred to support the expected opening of new facilities.  During the three months ended March 31, 2010 and 2009, pre-opening expenses incurred of $20,000 and $78,000, respectively, were primarily related to the preparation of the Seneca Hickory Stick Golf Club, to be operated by the Lewiston Golf Course Corporation.

Depreciation Expense

During the three months ended March 31, 2010 and 2009, depreciation expense was $11.0 million and $12.6 million, respectively, a decrease of $1.6 million, or 12%.

Impairment of Property and Equipment

On August 27, 2008, the construction activities at Seneca Allegany Casino and Hotel and Seneca Buffalo Creek Casino, as previously described, were suspended for reasons including:  prevailing economic conditions; inability to obtain construction financing at reasonable interest rates; and operating and other demands on our available cash, such as our payments and distributions to the Nation.  Furthermore, certain master planning efforts related to the future expansion of the Seneca Niagara Falls property were suspended for the same reasons.  As a result of the ongoing suspension, an impairment charge of approximately $166,000 was recorded during the three months ended March 31, 2010, in addition to the impairment charge of $107.6 million recognized during the third and fourth quarters of Fiscal 2009.

Other Non-Operating Expenses

The following table summarizes information related to other non-operating expenses:

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in Thousands)

Non-operating expenses	$—	$50

During the three months ended March 31, 2009, we recorded an other-than-temporary loss on one specific investment of $0.1 million as other non-operating expense. The cost basis of this investment was reduced by the amount of the other-than-temporary loss recorded.

Interest Income

Interest income was approximately $14,000 and $23,000, respectively, for the three months ended March 31, 2010 and 2009.

Interest Expense

The following table summarizes information related to interest on our long-term debt and Senior Secured Revolving Loan Agreement:

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in Thousands)

Interest expense	$9,530	$9,674

During the three months ended March 31, 2010 and 2009, interest expense consisted of interest on our $500.0 million aggregate principal amount of 7¼% senior notes, including $0.8 million of amortization related to financing costs and discount, which was partially offset by $0.4 million of capitalized interest primarily related to construction activities for our Seneca Hickory Stick Golf Club.

Net Income

Net income for the three months ended March 31, 2010 was $14.3 million, compared to net income of $17.6 million for the three months ended March 31, 2009, a decrease of $3.3 million, for the reasons stated above.

Operating Results - Six Months Ended March 31, 2010 Compared to the Six Months Ended March 31, 2009

Summary of Operating Results

The following table summarizes our results from operations by corporation and/or facility:

	Six Months Ended
	March 31,
	2010	2009
	(Dollars in Thousands)
Net revenues:
Seneca Niagara Falls Casino and Hotel	$182,561	$188,260
Seneca Allegany Casino and Hotel	68,243	71,272
Seneca Buffalo Creek Casino	23,579	19,225
Total	$274,383	$278,757

Operating expenses:
Seneca Niagara Falls Casino and Hotel	$140,463	$141,437
Seneca Allegany Casino and Hotel	68,203	72,381
Seneca Buffalo Creek Casino	17,104	15,323
Seneca Hickory Stick Golf Club	81	102
Seneca Gaming Corporation	967	1,086
Total	$226,818	$230,329

Operating income (loss):
Seneca Niagara Falls Casino and Hotel	$42,098	$46,823
Seneca Allegany Casino and Hotel	40	(1,109)
Seneca Buffalo Creek Casino	6,475	3,902
Seneca Hickory Stick Golf Club	(81)	(102)
Seneca Gaming Corporation	(967)	(1,086)
Total	$47,565	$48,428

The most important factors or trends contributing to our operating performance during the six months ended March 31, 2010 were:

•                  A 3% increase in the exclusivity fee payable to New York State, beginning January 1, 2010, from 22% to 25% which resulted in a $3.5 million increase to our operating expenses during the first six months of Fiscal 2010 ($2.3 million of the increase is attributable to Seneca Niagara Falls Casino and Hotel, $0.8 million is attributable to Seneca Allegany Casino and Hotel, and $0.4 million is attributable to Seneca Buffalo Creek);

•                  The national recession and resulting impact on discretionary consumer spending;

•                  Extension of hours of operation of the Seneca Buffalo Creek facility, effective February 2009, and subsequent expansion of the Buffalo Creek facility, which opened in March 2010, to approximately 10,600 square feet of gaming space and a total of 457 slot machines;

•                  Relatively temperate weather during the six months ended March 31, 2010 compared to the same period in 2009; and

•                  Capital investment in approximately 577 slot machines, 401 at Seneca Niagara Falls Casino and Hotel and 176 at Seneca Allegany Casino and Hotel, introducing new gaming content to our gaming floors.

Gross Revenues

Gross revenues consisted of the following:

	Six Months Ended
	March 31,
	2010	2009
	(Dollars in Thousands)
Gaming	$253,017	$255,439
Food and beverage	26,829	28,435
Lodging	9,844	11,872
Retail, entertainment and other	10,958	12,266
Total	$300,648	$308,012

The table below summarizes the percentage of gross revenues from each revenue source:

	Six Months Ended
	March 31,
	2010	2009
Gaming	84.2%	82.9%
Food and beverage	8.9%	9.2%
Lodging	3.3%	3.9%
Retail, entertainment and other	3.6%	4.0%
Total	100.0%	100.0%

Gaming Revenue

Our gaming revenue for the six months ended March 31, 2010 decreased from $255.4 million to $253.0 million when compared to the same period in the prior year, primarily due to the ongoing impact of adverse economic conditions on consumer demand for gaming and entertainment offerings.

During the six months ended March 31, 2010, Seneca Niagara Casino and Hotel’s net gaming revenue decreased $4.2 million, or 3%; Seneca Allegany Casino and Hotel’s net gaming revenue decreased $2.4 million, or 4%; and Seneca Buffalo Creek Casino’s net gaming revenue increased $4.2 million, or 22% when comparing these same periods.

Revenues from slot machines are the largest component of our gaming revenues. The following table presents data related to slot revenues (in thousands, except where noted):

	Six Months Ended
	March 31,
	2010	2009
Slot handle	$2,960,451	$2,992,796
Gross slot revenue	$230,985	$231,541
Net slot revenue	$226,315	$225,461
Free promotional slot plays (1)	$21,136	$22,904
Weighted average number of slot machines (in units)	6,516	6,672
Gross slot hold percentage	7.8%	7.7%
Gross slot win per unit per day (in dollars)	$195	$191

(1)          Free promotional slot plays are included in slot handle, but not reflected in slot revenues.

Net slot revenue increased $0.9 million, or 0.4%, when comparing the six months ended March 31, 2010 to the six months ended March 31, 2009, due primarily to an increase in slot hold percentage.

The following table presents data related to table game revenues (in thousands, except where noted):

	Six Months Ended
	March 31,
	2010	2009
Table games drop	$166,879	$183,004
Net table games revenue	$26,523	$29,753
Weighted average number of table games (in units)	138	143
Table games hold percentage	15.9%	16.3%
Gross table games revenue per unit per day (in dollars)	$1,060	$1,152

Net table games revenue decreased $3.2 million, or 11%, when comparing the six months ended March 31, 2010 to the six months ended March 31, 2009.  The decrease was principally due to the economic and related factors previously noted, coupled with a slight decrease in the average number of table games and the table games hold percentage when comparing these same periods.

Food and Beverage Revenue

The following table presents data related to food and beverage revenue (in thousands, except where noted):

	Six Months Ended
	March 31,
	2010	2009
Covers	1,835	1,891
Average check (in dollars)	$14.62	$15.04

During the six months ended March 31, 2010, our consolidated food and beverage revenue decreased $1.6 million, or 6% when compared to the same period in 2009, due primarily to the ongoing economic conditions causing a decrease in overall consumer spending for leisure and entertainment purposes.  Seneca Niagara Casino and Hotel’s food and beverage revenue accounted for $0.9 million of the decrease; Seneca Allegany Casino and Hotel’s and food and beverage revenue accounted for $0.7 million of the decrease; and Seneca Buffalo Creek Casino’s food and beverage revenue approximated the revenue for the same quarter in the prior year.  During the six months ended March 31, 2010 and 2009, 53% and 52%, respectively, of our food and beverage revenue were the result of Seneca Link Player’s Card point redemptions.

Lodging Revenue

The following table presents data related to lodging revenue:

	Six Months Ended
	March 31,
	2010	2009
Occupied rooms	125,758	137,041
Average daily room rate (ADR)	$78.28	$86.63
Occupancy rate	89.5%	93.6%
Revenue per available room (REVPAR)	$70.09	$81.11

During the six months ended March 31, 2010, our lodging revenue decreased by $2.0 million, or 17%, when compared to the six months ended March 31, 2009, due to a decrease in the number of occupied rooms and average rate per occupied room resulting from ongoing economic conditions. Seneca Niagara Casino and Hotel’s lodging revenue accounted for $1.8 million of the decrease and Seneca Allegany Casino and Hotel’s lodging revenue accounted for $0.2 million of the decrease.  During the six months ended March 31, 2010 and 2009, 76% of our lodging revenue was the result of Seneca Link Player’s Card point redemptions.

Retail, Entertainment and Other Revenue

During the six months ended March 31, 2010, our retail revenue decreased $0.2 million, or 11%, when compared to the same period in 2009. During the six months ended March 31, 2010 and 2009, 75% and 80%, respectively, of our retail revenue was attributable to Seneca Link Player’s Card point redemptions.

During the six months ended March 31, 2010, our entertainment revenue decreased $0.3 million, or 31%, when compared to the same period in 2009, primarily due to the impact of the entertainment product mix at Seneca Niagara Casino and Hotel including more shows in the Bear’s Den (a smaller venue compared to the Seneca Niagara Events Center) during the six months ended March 31, 2010, coupled with lower average ticket prices, compared to the six months ended March 31, 2009. During the six months ended March 31, 2010 and 2009, 53% and 50% of our entertainment revenue, respectively, was attributable to Seneca Link Player’s Card point redemptions.

During the six months ended March 31, 2010, other revenue decreased $0.8 million, or 13%, when compared to the same period in 2009, primarily due to the impact of non-recurring negotiated supplier refunds received during the six months ended March 31, 2009.

Promotional Allowances

SGC operates a complimentary program in which food and beverage, retail, entertainment, and other services are provided to patrons based on points earned through the Seneca Link Player’s Card.  The retail value of these complimentary items is included in gross revenues and then deducted as promotional allowances to arrive at net revenues.

The retail value of providing such promotional allowances was included in revenues as follows:

	Six Months Ended
	March 31,
	2010	2009
	(Dollars in Thousands)
Food and beverage	14,095	14,889
Lodging	7,418	9,068
Retail, entertainment and other	4,752	5,298
Total	$26,265	$29,255

The estimated cost of providing such promotional allowances was as follows:

	Six Months Ended
	March 31,
	2010	2009
	(Dollars in Thousands)
Food and beverage	$10,760	$11,198
Lodging	4,392	4,513
Retail, entertainment and other	3,816	4,375
Total	$18,968	$20,086

Promotional allowances as a percentage of gaming revenue were 10.4% and 11.5% during the six months ended March 31, 2010 and 2009, respectively.  Promotional allowances decreased $3.0 million, or 10%, when comparing the six months ended March 31, 2010 to the same period in 2009. As shown in the table above, food and beverage, lodging, retail, entertainment and other promotional allowances decreased $0.8 million, $1.7 million and $0.5 million, respectively.

Detailed Operating Expense Information

	Six Months Ended
	March 31,
	2010	2009
	(Dollars in Thousands)
Operating expenses:
Gaming	$78,209	$73,650
Food and beverage	21,088	21,904
Lodging	5,851	6,159
Retail, entertainment and other	7,387	7,445
Advertising, general and administrative	92,195	95,865
Pre-opening costs	92	136
Depreciation	21,775	25,170
Impairment of property and equipment	221	—
Total operating expenses	$226,818	$230,329

Gaming Expenses

Gaming expenses principally consist of costs incurred from operating our table games and slot machines, of which the primary components are payroll and payroll related costs and the slot exclusivity fee paid to New York State pursuant to the Compact.

The following table summarizes the exclusivity fees expense by property:

	Six Months Ended
	March 31,
	2010	2009
	(Dollars in Thousands)
Seneca Niagara Falls Casino and Hotel	$35,091	$33,197
Seneca Allegany Casino and Hotel	13,598	13,192
Seneca Buffalo Creek Casino	5,449	4,153
Total	$54,138	$50,542

The slot exclusivity fee increased $3.6 million, from $50.5 million for the six months ended March 31, 2009 to $54.1 million for the six months ended March 31, 2010, due to a 3% increase in the exclusivity fee percentage which became effective January 1, 2010, and resulted in a $3.5 million increase to expense during the six months ended March 31, 2010, compared to the six months ended March 31, 2009.  Gaming expenses as a percentage of gross gaming revenues were 28.5% and 26.5% for the six months ended March 31, 2010 and 2009, respectively.  Gaming expenses, prior to exclusivity fees expense, as a percentage of gross gaming revenues were 9.5% and 9.0% for those same periods.

Food and Beverage Expenses

Food and beverage expenses represent those costs incurred for the operation of our restaurants, snack bars and beverage outlets.  The primary components of these expenses are the cost of food and beverage products and payroll and payroll related expenses for team members providing the service.  During the six months ended March 31, 2010, food and beverage costs decreased $0.8 million, or 4%, when compared to the same period in 2009, primarily due to lower volumes, reflected as a decrease in covers (as discussed above under Food and Beverage Revenue). Food and beverage expenses as a percentage of food and beverage revenues were 78.6% and 77.0% for the six months ended March 31, 2010 and 2009, respectively.

Lodging Expenses

Lodging expenses represent those costs incurred for the operation of our luxury hotel at Seneca Niagara Casino and Hotel and our resort hotel at Seneca Allegany Casino and Hotel.  The components of these expenses include payroll and payroll related expenses, guest amenity supplies, laundry and other expenses.  During the six months ended March 31, 2010, lodging expenses decreased approximately $0.3 million, or 5%, when compared to the six months ended March 31, 2009.  Lodging expenses as a percentage of lodging revenues were 59.4% and 51.9% for the six months ended March 31, 2010 and 2009, respectively. The increase in this percentage is due to a decrease in average daily room rate.  While we continue to monitor efficiencies in the lodging segment, we seek to maintain the quality of our product and services for the benefit of our patrons.

Retail, Entertainment and Other Expenses

Retail, entertainment and other expenses primarily represent those costs incurred for the operation of our retail shops and spas and our entertainment offerings.  The components of these expenses include payroll and payroll related costs, the purchase of products offered for sale in our retail outlets and spas and contract costs for entertainers.  For the six months ended March 31, 2010, these costs approximated those of the comparable 2009 period. Retail, entertainment and other expenses as a percentage of retail, entertainment and other revenues were 67.4% and 60.7%, for the six months ended March 31, 2010 and 2009, respectively. The increase over the prior year percentage is in part due to the effect of $0.6 million of non-recurring negotiated supplier refunds.

Advertising, General and Administrative Expenses

Advertising, general and administrative expenses consist primarily of payroll and payroll related expenses, regulatory fees, advertising and marketing costs, Head Lease expense, insurance, legal and utility costs.  For the six months ended March 31, 2010, such costs decreased $3.7 million, or 4%, from the same period in 2009.  The decrease was primarily due to a decrease of $4.9 million in payroll and related expenses, due to ongoing efficiency measures employed by the Company, offset by an increase of $1.0 million in professional services expenses and a net increase of $0.2 million in all other expenses. Advertising, general and administrative expenses as a percentage of gross revenues were 30.7% and 31.1%, for the six months ended March 31, 2010 and 2009, respectively.

Pre-opening Expenses

Pre-opening expenses are non-recurring costs incurred to support the expected opening of new facilities.  During the six months ended March 31, 2010 and 2009, $0.1 million of pre-opening expenses were incurred, primarily related to the preparation of the Seneca Hickory Stick Golf Club, to be operated by the Lewiston Golf Course Corporation.

Depreciation Expense

During the six months ended March 31, 2010 and 2009, depreciation expense was $21.8 million and $25.2 million, respectively, a decrease of $3.4 million, or 14%.

Impairment of Property and Equipment

On August 27, 2008, the construction activities at Seneca Allegany Casino and Hotel and Seneca Buffalo Creek Casino, as previously described, were suspended for reasons described above in the Executive Summary.  As a result of the ongoing suspension and reassessment of estimated impairment charges, approximately $221,000 was recorded during the six months ended March 31, 2010, in addition to the impairment charge of $107.6 million recognized during the third and fourth quarters of Fiscal 2009.

Other Non-Operating Expenses

The following table summarizes information related to other non-operating expenses:

	Six Months Ended
	March 31,
	2010	2009
	(Dollars in Thousands)

Non-operating expenses	$113	$163

During the six months ended March 31, 2010 and 2009, we recorded an other-than-temporary loss on one specific investment of $0.1 million and $0.2 million, respectively, as other non-operating expense. The cost basis of this investment has been reduced by the amount of the other-than-temporary loss recorded.

Interest Income

Interest income was approximately $25,000 and $81,000, respectively, for the six months ended March 31, 2010 and 2009. The decrease in interest income can be attributed to the decrease in the average cash balance on deposit with financial institutions in interest bearing accounts when comparing these periods.

Interest Expense

The following table summarizes information related to interest on our long-term debt and Senior Secured Revolving Loan Agreement:

	Six Months Ended
	March 31,
	2010	2009
	(Dollars in Thousands)

Interest expense	$19,071	$19,277

During the six months ended March 31, 2010 and 2009, interest expense consisted of interest on our $500.0 million aggregate principal amount of 7¼% senior notes, including $1.6 million of amortization related to financing costs and discount, which was partially offset by $0.7 million of capitalized interest primarily related to construction activities for our Seneca Hickory Stick Golf Club.

Net Income

Net income for the six months ended March 31, 2010 was $28.4 million, compared to net income of $29.1 million for the six months ended March 31, 2009, a decrease of $0.7 million, for the reasons stated above.

Liquidity and Capital Resources

SGC’s senior management, Board of Directors and its owner, the Nation, monitor and review our financial condition and liquidity needs to help ensure appropriate operating, financial and strategic plans meet ongoing economic challenges and address our ongoing liquidity requirements.

In addition, we intend to continue to work closely with the Nation to help ensure cash generated from our operations, available cash and cash equivalents, restricted cash, short-term investments and cash available under our Amended Senior Secured Revolving Loan Agreement are sufficient to service our debt, satisfy our other financial obligations and commitments and to meet our working capital requirements for the remainder of the current fiscal year. In October 2009, the Nation reduced anticipated Fiscal 2010 monthly distributions, exclusive of amounts required under the Distribution Agreement to $30.0 million, compared to $42.0 million for Fiscal 2009.  As a result of these efforts, in conjunction with our efforts to create additional operating efficiencies, SGC’s depository cash balances increased to approximately $82.7 million at March 31, 2010 (including $33.0 million of restricted cash) from $18.8 million, net of the $20.0 million proceeds drawn under the Senior Secured Revolving Loan Agreement, as of March 31, 2009.

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

We are leveraged, have significant interest payment requirements under the Indenture governing the Senior Notes, distribution obligations under the Distribution Agreement and other commitments from time to time to the Nation. We make distributions to the Nation pursuant to declarations by our Board of Directors.  During the six months ended March 31, 2010 and 2009, we distributed $15.0 million and $26.2 million, respectively, to the Nation pursuant to such declarations.  We distributed an additional $7.5 million and $7.0 million to the Nation during the six months ended March 31, 2010 and 2009, respectively, pursuant to the Distribution Agreement.  As such, limitations on our capital resources could force us to further delay or abandon capital projects including the construction and development of expansion projects currently suspended.

Cash Flows

	Six Months Ended
	March 31,
	2010	2009
	(Dollars in Thousands)

Net cash provided by operations	$59,545	$59,764

Cash flows relating to investing activities
Purchases of property and equipment	(13,936)	(33,786)
Deposits to restricted cash	(33,013)	—
Change in long-term deposits	10	50
Land acquisition costs	(115)	(482)
Net cash used in investing activities	(47,054)	(34,218)

Cash flows relating to financing activities
Contribution received from the Nation	5,101	—
Cash paid for deferred financing fees	(79)	—
Proceeds from senior secured revolving loan agreement	—	20,000
Distributions paid to the Nation	(22,452)	(33,239)
Net cash used in financing activities	(17,430)	(13,239)

Net increase(decrease) in cash and cash equivalents	$(4,939)	$12,307

Cash Flows—Operating Activities

The $0.2 million decrease in cash flows from operations during the six months ended March 31, 2010 as compared to the six months ended March 31, 2009 was due to lower depreciation expense of $3.4 million and lower net income of $0.7 million, offset by an increase in cash inflows from the change in current liabilities of $1.6 million and a decrease in cash outflows for current assets of $2.3 million.

Cash Flows—Investing Activities

During the six months ended March 31, 2010, cash flows used in investing activities were approximately $47.1 million, compared to $34.2 million during the six months ended March 31, 2009.  The increase of $12.8 million was due primarily to an increase in restricted cash of $33.0 million, partly offset by a decrease in cash paid for property and equipment of $19.9 million.

During the six months ended March 31, 2010, capital expenditures were $13.9 million and consisted of: $2.4 million related to construction of the Seneca Hickory Stick Golf Club; and $5.6 million for the expansion of the existing gaming facility at the Seneca Buffalo Creek Casino.  The remaining $5.9 million in capital expenditures were principally for the acquisition of equipment for existing casino operations.  Our land acquisitions of $0.1 million include legal expenses and other acquisition costs related to certain parcels within the 50 acre “footprint” described in the Compact with New York State and designated for ownership by the Nation.

Cash Flows—Financing Activities

During the six months ended March 31, 2010, net cash used in financing activities was $17.4 million, compared to $13.2 million during the six months ended March 31, 2009, an increase of $4.2 million.  During the six months ended March 31, 2010 these activities included cash distributions paid to the Nation of $22.5 million offset by a cash contribution received from the Nation of $5.1 million. During the six months ended March 31, 2009 these activities consisted of cash distributions to the Nation of $33.2 million offset by proceeds from borrowings under the senior secured revolving loan agreement of $20.0 million.

Principal Debt Arrangements

As of March 31, 2010, our debt instruments and facilities consisted of the 2004 and 2005 senior notes on which we pay a fixed interest rate of 7¼%, and the $50.0 million Amended Senior Secured Revolving Loan Agreement, which matures on December 31, 2011.  Following is a summary of certain material terms of the senior notes and the Amended Senior Secured Revolving Loan Agreement.

The Senior Notes.   On May 5, 2004 and May 23, 2005, SGC issued $300.0 million and $200.0 million, respectively, in senior notes with fixed interest payable at a rate of 7¼% per annum due 2012, which we refer to collectively as the Senior Notes, under the Indenture.  The Senior Notes are currently guaranteed by SNFGC, STGC,

SEGC, and LGCC.  Interest on the Senior Notes is payable semi-annually on May 1 and November 1.  The Senior Notes mature on May 1, 2012.  The Senior Notes are unsecured general obligations.  As of March 31, 2010, accrued interest on the Senior Notes was $15.1 million.  The indenture contains certain covenants, including limitations on restricted payments and the incurrence of indebtedness, and reporting obligations.  As of March 31, 2010, SGC was in compliance with all covenants in the Indenture.

Amended Senior Secured Revolving Loan Agreement.  On December 18, 2009, SGC amended its $50.0 million Senior Secured Revolving Loan Agreement to extend the maturity date from December 19, 2009 to December 31, 2011. Amounts borrowed under the Amended Senior Secured Revolving Loan Agreement continue to bear interest at either one, three or six-month LIBOR plus one and one quarter percent (1.25%), or the prime rate (as reported in The Wall Street Journal) plus one quarter percent (0.25%), with any outstanding principal balance to be paid by, or on, the new maturity date.  The $50.0 million commitment under the Amended Senior Secured Revolving Loan Agreement reduces in tandem with any reduction in the letter of credit requirement imposed by the ESDC (relating to the ESDC’s efforts on behalf of SGC in connection with ongoing condemnation proceedings in Niagara Falls, New York) up to an aggregate reduction of $10.0 million.  The Amended Senior Secured Revolving Loan Agreement requires that SGC maintain all of its deposit and investment accounts with the lender, subject to limited exceptions for certain existing accounts.

SGC’s obligations under the Amended Senior Secured Revolving Loan Agreement continue to be secured by substantially all gaming and related assets (including substantially all gaming revenues) not constituting real property or improvements. SGC’s obligations are guaranteed by SNFGC, STGC, SEGC and LGCC, and the guarantors’ obligations continue to be secured by substantially all of each guarantor’s gaming and related assets (including substantially all gaming revenues) not constituting real property or improvements. The Amended Senior Secured Revolving Loan Agreement modifies certain of the financial covenants contained in the Senior Secured Revolving Loan Agreement, including reducing the minimum consolidated EBITDA covenant from $160 million to $145 million (on a rolling 12-month basis) as well as modifying the total leverage ratio (of total funded debt to EBITDA) to a limit of 3.5 to 1.0.  The Amended Senior Secured Revolving Loan Agreement also continues to contain additional customary covenants, including covenants restricting the incurrence of additional indebtedness, the creation of additional liens and the disposition of assets. As of March 31, 2010, SGC was in compliance with all covenants in the Amended Senior Secured Revolving Loan Agreement.

As of March 31, 2010, at SGC’s request, the lender under the Amended Senior Secured Revolving Loan Agreement had issued letters of credit totaling $18.3 million, $13.2 million (as required by the ESDC) of which may be drawn upon to fund the purchase of certain parcels within the 50 acre “footprint” described in the Compact with New York State and designated for ownership by the Nation, with the remaining $5.1 million issued in connection with worker’s compensation policies and certain other contracts, as required.

Distribution Agreement Obligations

On April 27, 2007, SGC entered into a Distribution Agreement among the Nation, the Seneca Nation of Indians Capital Improvements Authority, or the Authority, SGC and Wells Fargo Bank, as Trustee, in connection with the Authority’s issuance in two series (one tax exempt and the other taxable) of an aggregate principal amount of $159,495,000 special obligation bonds, or the 2007 Nation Bonds.  The Distribution Agreement obligates SGC, subject to any contractual restrictions applicable to SGC (including, but not limited to, those contained in the Senior Notes Indenture) to make monthly distributions to the Nation at the times and in the amounts necessary to enable the Authority to pay the debt service on the 2007 Nation Bonds as required under the Authority’s indenture.  At the direction of the Nation and the Authority, SGC pays such distributions directly to the Trustee.  The Authority’s debt service commenced on June 1, 2007.  For the period from June 1, 2007 through November 1, 2007, the Authority’s debt service averaged approximately $0.9 million per month.  For the period December 1, 2007 through June 1, 2008, the Authority’s debt service averaged approximately $1.7 million per month.  In June 2008, it was determined that the amortization (debt service) schedule provided, upon which the foregoing $1.7 million monthly payments was made, was incorrect.  A corrected amortization schedule was provided and, after giving effect to a resulting credit for amounts overpaid, for the period from January 1, 2008 through December 1, 2023, the Authority’s debt service averages approximately $1.2 million per month.  The foregoing debt service averages are based on scheduled payments of interest and principal under the Authority’s indenture and bonds and do not address the effects of any earlier call for redemption, by acceleration or otherwise.  The Distribution Agreement provides that neither the Trustee nor the Authority’s bondholders will have any recourse under the Distribution Agreement to any revenues, assets or property of SGC or its subsidiaries should SGC fail to comply with our distribution obligations.  During the six months ended March 31, 2010 and 2009, SGC distributed to the Nation $7.5 million and $7.0 million, respectively, for the Authority’s debt service on the special obligation bonds.

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

We have obtained possession of, either through eminent domain proceedings or private purchase, substantially all of the remaining acreage within the footprint, other than certain streets and alleys owned by the City of Niagara Falls providing access to the above church parcels, and a bicycle path owned by the New York State Department of Transportation, or NYSDOT. We expect to acquire the above Niagara Falls city street and alley parcels during the third quarter of Fiscal 2010, with acquisition of the NYSDOT bike path requiring further dialogue with New York State.

Substantially all of the post-2002 real property acquisitions in Niagara Falls, New York have been pursuant to New York State Eminent Domain Procedure Law, or EDPL, using the State’s power of eminent domain (through the ESDC).  The amounts paid to condemnees from whom the ESDC has acquired property are deemed to be advance payments, in that property owners are entitled to reserve their rights to challenge the land and improvement values determined by the condemnor’s appraisers.  The ESDC has made advanced payments under the EDPL of approximately $31.5 million for the condemned parcels within the footprint including, in particular, approximately 18 acres of land and related fixtures (a former water park) for an aggregate advanced payment of $18.0 million, and another hotel property for an aggregate advanced payment of $8.2 million (excluding fixtures).

Pursuant to the EDPL, New York state courts will determine the final purchase price to be paid to condemnees who elect to challenge the initial appraised value of their property.  To date, all record owners from whom property was acquired pursuant to the EDPL have reserved rights to claim additional compensation.  Most record owners have filed notices of claim to initiate proceedings challenging the fair market value appraisals utilized by ESDC. The most significant valuation proceedings were those involving Fallsite LLC and Fallsville Splash, LLC, which have filed notices of claim in the amounts of $40.0 million and $35.0 million for land and trade fixtures, respectively, relating to a former water park within the footprint.  ESDC’s fair market appraisal value for the foregoing was approximately $17.0 million. On April 5, 2010, the New York State Supreme Court determined that no additional compensation was owed to either Fallsite LLC or Fallsville Splash for the water park real estate and fixtures.  SGC anticipates that the former property owners will appeal.

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

If a court determines that the value for the land and improvements is higher than the appraised value paid to a condemnee, then SGC may be liable to the condemnee for the difference and potentially also responsible for certain additional costs and payments to the condemnee, such as attorneys’ fees.  As of March 31, 2010, $1.7 million of the previously recorded reserve of $6.4 million remained for such matters and is included in the other current and long-term liabilities sections on SGC’s consolidated balance sheet.  Should the liability be greater than our reserve for such matters, it could have a negative impact on income and financial condition.

Expansion and Development Plans

On August 27, 2008, the construction activities at Seneca Allegany Casino and Hotel and Seneca Buffalo Creek Casino, each described below, were suspended for reasons including:  the economic recession; inability to obtain construction financing at reasonable interest rates; and operating and other demands on available cash, such as payments to the Nation.  As of March 31, 2010, construction remained suspended indefinitely.  Furthermore, certain planning efforts related to the future expansion of the Seneca Niagara Falls property were suspended for the same reasons.  As a result of these circumstances an impairment charge of $107.6 million was recognized during the third and fourth quarters of Fiscal 2009. During the three and six months ended March 31, 2010, an additional $166,000 and $221,000, respectively, was recorded as an impairment of property and equipment. Nonetheless, SGC will continue to explore alternative future expansion and development options.

Seneca Niagara Falls Casino and Hotel.  In 2006, we began master planning activities for the remaining approximately 24 acres of undeveloped land contained in the Niagara Falls footprint.  During August 2008, these master planning activities were suspended and an impairment charge was recognized in the third quarter of Fiscal 2009 related to these activities, in the amount of approximately $3.5 million. During the three and six months ended March 31, 2010, an additional $33,000, was recorded as an impairment of property and equipment.

Seneca Allegany Casino and Hotel.  Construction on the next phase of development at Seneca Allegany Casino and Hotel, which was planned to include an additional 200-room hotel tower, and up to 30,000 square feet of additional gaming space and related amenities, for a total estimated cost of approximately $130 million, was suspended and an impairment charge was recognized in the third and fourth quarters of Fiscal 2009 related to these activities, in the amount of approximately $17.1 million. During the three and six months ended March 31, 2010, an adjustment to estimated impairment in the amount of $1,000 and an additional impairment charge of $37,000, respectively, were recognized.

Seneca Buffalo Creek Casino. Construction on the next phase of development at Seneca Buffalo Creek Casino and Hotel, which was planned to include approximately 90,000 square feet of gaming space; 2,000 slot machines; 45 table games; a 22-story all-suite hotel; four restaurants; a full-service spa and salon; retail and other amenities; and a 2,200-space parking garage, for a total estimated cost of approximately $333 million, was suspended and an impairment charge was recognized in the third and fourth quarters of Fiscal 2009 related to these activities, in the amount of approximately $87.0 million. During the three and six months ended March 31, 2010, an additional $134,000 and $151,000, respectively, were recorded as impairments of property and equipment.

On March 5, 2010 SEGC completed an expansion of the existing facility, increasing the number of slot machines to 457 and the total square feet of gaming space to approximately 10,600.

The construction of a permanent casino at the Buffalo Creek site, as well as any expansion by STGC at Seneca Allegany Casino and Hotel will require significant capital outlays. The ability to recommence these projects will depend on various factors including prevailing economic conditions, cash flow from operations, the availability of external financing with regard to one or more of the projects, certain Nation and governmental approvals, and the effects of legal and/or administrative proceedings.

Seneca Hickory Stick Golf Club.  In July 2007, the Company commenced construction of the Seneca Hickory Stick Golf Club, an 18-hole Robert Trent Jones II designed golf course. The golf course is located in Lewiston, New York and is approximately ten miles from the Seneca Niagara Casino and Hotel.  Seneca Hickory Stick Golf Club will feature a scenic Par-72 links style layout. There will be a simple 4,300 square foot clubhouse with a pro shop, bar and casual dining for 40 patrons. The area around the clubhouse has been designed to accommodate tents and support facilities for large tournaments. The course is scheduled to open July 1, 2010.  As of March 31, 2010, the Company has incurred $23.0 million for the purchase of land and construction, with a total cost to construct the golf course, clubhouse and related amenities estimated to be approximately $25.5 million.

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

Recent Accounting Pronouncements

In February 2010, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update  2010-09, “Subsequent Events (Topic 855) — Amendments to Certain Recognition and Disclosure Requirements,” or Update 2010-09.  Update 2010-09 removes the requirement for companies filing periodic reports with the SEC, or SEC filers, to disclose the date through which an entity has evaluated subsequent events.  However, the disclosure exemption does not relieve management of an SEC filer from its responsibility to evaluate subsequent events through the date on which financial statements are issued.  Update 2010-09 became effective for the Company for the second quarter of Fiscal 2010.  The adoption of the provisions of the Update did not have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued an Accounting Standards Update, “Entertainment-Casinos (Topic 924), Accruals for Casino Base Jackpot Liabilities, a consensus of the FASB Emerging Issues Task Force,” or ASU 2010-16. The objective of ASU 2010-16 is to address the accounting for casino base jackpot liabilities. Specifically, it addresses diversity in practice regarding whether an entity accrues liabilities for a base jackpot before it is won if the entity is not required to award the base jackpot. Some entities do not accrue liabilities for a base jackpot before it is won because they could avoid the payment. Other entities accrue liabilities for a base jackpot ratably over the period of play expected to precede payout. ASU 2010-16 clarifies that an entity should not accrue jackpot liabilities (or portions thereof) before a jackpot is won if the entity can avoid paying that jackpot. Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. This guidance applies to both base and progressive jackpots and is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments are to be applied prospectively with a cumulative-effect adjustment reflected in retained earnings. The cumulative-effect adjustment is the difference between the amounts recognized in the statement of financial position before initial application of the amendments and the amounts recognized in the statement of financial position at initial application of those amendments. The Company is currently evaluating the impact implementation of ASU 2010-16 will have on the consolidated financial statements.

Other proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, the Company has not yet determined the effect, if any, that the implementation of such proposed standards would have on the consolidated financial statements.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risk exposures since September 30, 2009.  For more information,

refer to “Item 7A.  Quantitative and Qualitative Disclosures About Market Risk” included in our 2009 Form 10-K.

Item 4.          Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures contained in this report.  The Company’s Chairman of the Board and Chief Executive Officer, President and Chief Operating Officer, and Senior Vice President and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls as of the end of the period covered in this report.  Based upon that evaluation, the Company’s Chairman of the Board and Chief Executive Officer, President and Chief Operating Officer, and Senior Vice President and Chief Financial Officer have concluded that as of the end of such period, the Company’s disclosure controls and procedures were effective.

(b)           Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined by Rule 13a-15(f)) that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.     OTHER INFORMATION

Item 1.                                                         Legal Proceedings

Other than as described below, there have been no material changes in our legal proceedings since December 31, 2009.  For more information, refer to “Item 3.  Legal Proceedings” in our 2009 Form 10-K.

Citizens Against Casino Gambling in Erie County v. Hogen (1:2009-cv-00291 (WDNY)) — CACGEC III

On March 31, 2009, Citizens Against Casino Gambling in Erie County (CACGEC) filed a third action in the United States District Court, Western District of New York against the Chairman of the National Indian Gaming Commission, or NIGC, the United States Department of the Interior, the NIGC, the Secretary of the Interior and the President of the United States.  The action seeks declaratory and injunctive relief under the Administrative Procedure Act, the Declaratory Judgments Act, and the IGRA and is principally directed at the decision by the NIGC Chairman, on January 20, 2009, to approve the Seneca Nation’s amendments to its Class III Gaming Ordinance regarding the Nation’s Buffalo Creek Territory.  The NIGC Chairman concluded that IGRA’s general prohibition against gaming on lands acquired after its enactment in 1988 does not apply to lands, such as the Buffalo Creek Territory, that are held in restricted fee.   The plaintiffs claim that, in approving the Nation’s Class III Gaming ordinance on January 20, 2009, the NIGC Chairman ignored the intention of Congress.  The plaintiffs also make several claims that go beyond their prior lawsuits.  Most notably, they challenge the constitutionality of the land purchase provisions contained in the Seneca Nation Lands Claim Settlement Act of 1990, or SNLCSA, and attempt to challenge in a more extensive fashion than they had previously the validity of the Nation-State Gaming Compact.

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

On March 30, 2010, the Court denied the Nation’s motion to intervene, while granting permission for it to participate as amicus curiae.  The Court also dismissed certain secondary claims of the plaintiffs in the proceeding, while allowing other core claims regarding the eligibility of the land for casino gaming to proceed.   If the plaintiffs ultimately succeed in this action, or in their pending appeals in the CACGEC I and CACGEC II proceedings (previous suits filed by the plaintiffs and relating to similar claims), the SGC may be unable to conduct any Class III gaming at its existing properties.

In the matter of the Petition of New York State Urban Development Corporation d/b/a Empire State Development Corporation (NYS Supreme Court, Niagara County)

Pursuant to the Compact, the State of New York agreed to assist the Nation in whatever manner appropriate, including through the exercise of its power of eminent domain, to acquire acreage within the approximately 50-acre footprint surrounding the former Niagara Falls Convention Center in the City of Niagara Falls, New York, designated by New York State under the Compact for ownership by the Nation.  The amounts paid to condemnees from whom the ESDC has acquired property are deemed to be advance payments, in that property owners are entitled to reserve their rights to challenge the land and improvement values determined by the condemnor’s appraisers.

With respect to approximately 18 acres of land and related fixtures (a former water park) within the above footprint, the ESDC made advanced payments under New York eminent domain procedure law of $18.0 million to Fallsite LLC and Fallsville Splash, LLC, the owners of the water park property.  The owners thereafter filed notices of claim seeking, in the aggregate, $40.0 million and $35.0 million for land and trade fixtures, respectively. On April 5, 2010, the New York State Supreme Court determined that no additional compensation was owed to the former property owners for the water park real estate and fixtures.  SGC anticipates that the former property owners will appeal.

Seneca Gaming Corporation v. Harvest Trends, Inc. et al. (NYS Supreme Court, Niagara County)

On April 1, 2010, SGC filed suit in the State of New York Supreme Court, County of Niagara, against Harvest Trends, Inc., Harvest Trends LLP, River Lee International, Inc., and several individuals who are former employees of SGC.  The suit alleges that these former employees and a vendor, who had been hired and paid to assist SGC in creating an enterprise data warehouse, used SGC time and SGC resources to develop Harvest Trends, an entity created to market a similar product to SGC’s competitors.  SGC is suing for damages in an amount to be determined and for injunctive relief for the misappropriation of trade secret customer data, unjust enrichment, unfair competition, breaches of fiduciary duties and duties of loyalty, and breaches of contracts.  In addition, on May 6, 2010, SGC initiated a proceeding in Niagara Falls seeking binding arbitration against Rajat Shah, SGC’s former Senior Vice President of Corporate Development and General Counsel, in connection with his alleged involvement with the employees and entities involved in the lawsuit described above, seeking damages in an amount to be determined and injunctive relief for breach of his employment agreement, breaches of fiduciary duty and duty of loyalty, and diversion of corporate opportunity.

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

SENECA GAMING CORPORATION

Date: May 7, 2010	/s/ Catherine Walker
Catherine Walker
Chief Operating Officer
(Principal Executive Officer)

Date: May 7, 2010	/s/ David Sheridan
David Sheridan
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

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