Form 10-Q
period 2010-06-30
Seneca Gaming Corp
filed 2010-08-09
CIK 1296785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

At August 6, 2010, the registrant had no outstanding shares of common stock. The registrant is wholly owned by the Seneca Nation of Indians.

PART I.  FINANCIAL INFORMATION

Item I.                                                              Financial Statements

SENECA GAMING CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	September 30,
	2010	2009
	(Dollars in Thousands)
Assets
Current assets:
Cash and cash equivalents	$68,963	$83,230
Short-term investments	—	113
Receivables from the Nation	469	6,201
Other receivables, net	2,607	2,539
Inventories	3,873	4,046
Other current assets	10,130	10,369
Total current assets	86,042	106,498

Property and equipment, net	661,798	670,111
Restricted cash	47,910	—
Other long-term assets	64,308	65,319

Total assets	$860,058	$841,928

Liabilities and Capital
Current liabilities:
Trade payables	$9,173	$2,328
Construction payables	4,624	9,373
Distributions payable to the Nation	11,180	3,727
Exclusivity fees payable	9,923	8,220
Accrued interest payable	6,042	15,104
Accrued regulatory costs	40,433	33,683
Accrued gaming liabilities	15,465	15,113
Accrued payroll and related liabilities	7,487	9,652
Other current liabilities	6,390	6,722
Total current liabilities	110,717	103,922

Long-term debt	498,124	497,363
Other long-term liabilities	—	834

Total liabilities	608,841	602,119
Capital:
Retained earnings	251,217	239,809

Total liabilities and capital	$860,058	$841,928

See accompanying notes to unaudited consolidated financial statements.

SENECA GAMING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND CHANGES IN CAPITAL

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in Thousands)
Revenues

Gaming	$139,932	$137,175	$392,949	$392,615
Food and beverage	14,508	14,739	41,337	43,174
Lodging	6,389	5,928	17,885	17,800
Retail, entertainment and other	5,842	5,353	16,800	17,619
Gross Revenue	166,671	163,195	468,971	471,208
Less: Promotional allowances	(14,825)	(14,163)	(42,743)	(43,419)
Net revenues	151,846	149,032	426,228	427,789

Expenses

Gaming	43,913	38,884	122,122	112,534
Food and beverage	10,736	11,126	31,824	33,030
Lodging	2,896	3,084	8,747	9,243
Retail, entertainment and other	3,325	3,307	10,711	10,752
Advertising, general and administrative	45,875	45,084	138,071	140,949
Pre-opening costs	286	110	378	246
Depreciation	11,110	11,668	32,885	36,838
Impairment of property and equipment	—	109,036	221	109,036

Total operating expenses	118,141	222,299	344,959	452,628

Operating income (loss)	33,705	(73,267)	81,269	(24,839)

Other non-operating expense	—	(25)	(113)	(188)
Interest income	29	118	54	199
Interest expense	(9,628)	(9,500)	(28,699)	(28,777)

Net income (loss)	$24,106	$(82,674)	$52,511	$(53,605)

Beginning capital balance	$245,745	$312,676	$239,809	$290,846
Net cash distributions declared to the Nation	(18,634)	(12,698)	(41,103)	(19,937)
Ending capital balance	$251,217	$217,304	$251,217	$217,304

See accompanying notes to unaudited consolidated financial statements.

SENECA GAMING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	June 30,
	2010	2009
	(Dollars in Thousands)
Cash flows relating to operating activities:

Net income (loss)	$52,511	$(53,605)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	32,885	36,838
Loss on disposal of assets	83	155
Amortization of deferred financing costs, debt discount	2,455	2,432
Other than temporary decline in investments	113	175
Provision for bad debts	32	296
Impairment of property and equipment	221	109,036
Change in operating assets and liabilities:
Current assets	943	(2,104)
Current liabilities	(3,836)	(8,432)

Net cash provided by operating activities	85,407	84,791

Cash flows relating to investing activities:
Purchases of property and equipment	(22,532)	(40,137)
Deposits to restricted cash	(47,910)	—
Change in long-term deposits	8	82
Land acquisition costs	(612)	(1,022)

Net cash used in investing activities	(71,046)	(41,077)

Cash flows relating to financing activities:
Contribution received from the Nation	5,101	—
Cash paid for deferred financing fees	(79)	—
Proceeds from senior secured revolving loan agreement	—	20,000
Payments on senior secured revolving loan agreement	—	(20,000)
Distributions paid to the Nation	(33,650)	(43,937)

Net cash used in financing activities	(28,628)	(43,937)

Net decrease in cash and cash equivalents	(14,267)	(223)

Cash and cash equivalents balances:
Beginning of period	83,230	53,305

End of period	$68,963	$53,082

See accompanying notes to unaudited consolidated financial statements.

SENECA GAMING CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.                                      Organization and Basis of Presentation

The consolidated financial statements include the accounts of Seneca Gaming Corporation, or SGC, and its wholly owned subsidiaries, or collectively, the Company.  In consolidation, all intercompany balances and transactions have been eliminated.  The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information.  Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of SGC’s management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.  Operating results for the three months and nine months ended June 30, 2010 are not necessarily indicative of the results that may be expected for SGC’s fiscal year ending September 30, 2010.  For further information, reference is made to the consolidated financial statements and notes thereto included in SGC’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009, or 2009 Form 10-K, as well as SGC’s other filings with the Securities and Exchange Commission, or SEC, pursuant to the Securities Exchange Act of 1934, as amended.

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

The Council, at the request of the SGC Board of Directors, chartered three subsidiary corporations of SGC to operate the three sites authorized by the Compact.  In addition, the SGC Board of Directors hired the executive management of SGC to oversee, develop and manage the three sites. The subsidiary corporations that operate the three sites authorized by the Compact are as follows:

•              Seneca Niagara Falls Gaming Corporation, or SNFGC;

•              Seneca Territory Gaming Corporation, or STGC; and

•              Seneca Erie Gaming Corporation, or SEGC.

Seneca Niagara Falls Gaming Corporation

SNFGC was formed on August 1, 2002 to operate the Nation’s Class III gaming activities on the Nation’s territory in Niagara Falls, New York.  Operations at SNFGC’s casino, or Seneca Niagara Casino, commenced December 31, 2002.  On March 31, 2006, SNFGC completed the phased opening of its luxury hotel expansion, which included a permanent 147,000 square foot gaming facility (adding 35,000 square feet of gaming space to the original 112,000 square-foot facility), a 604-room luxury hotel with 118 suites of various sizes, a full-service spa, salon and fitness center, three fine dining restaurants and a 24-hour casual restaurant, three retail stores, and a 24,000 square-foot multi-purpose room and events center.  The luxury hotel is adjacent and connected to the Seneca Niagara Casino.  The entire complex, including the luxury hotel and the Seneca Niagara Casino, is referred to as the Seneca Niagara Casino and Hotel.

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

Seneca Erie Gaming Corporation

SEGC was formed on August 9, 2003 to operate the Nation’s Class III gaming activities in Erie County, New York.  On October 3, 2005, the Nation acquired approximately nine acres of land in the inner-harbor district of downtown Buffalo, New York.  SEGC commenced construction of its Seneca Buffalo Creek Casino on those nine acres on December 8, 2005, and on July 3, 2007 commenced Class III gaming on such property in a temporary facility, in fulfillment of the requirement set forth in the Nation’s Compact with the State of New York.  The facility featured approximately 6,000 square feet of gaming space, 135 slot machines and a snack bar.  During the quarter ended March 31, 2008, that facility was expanded to include an additional 109 slot machines. During the quarter ended March 31, 2010, the existing facility was further expanded to include an additional 4,600 square feet of gaming space and an additional 213 slot machines. The current facility has approximately 10,600 square feet of gaming space, and features 457 slot machines and a snack bar.  Various plaintiffs have filed suit in federal and state court challenging the Nation’s right to conduct Class III gaming on the Nation’s nine acre Buffalo Creek Territory.  On July 8, 2008, in a federal suit captioned Citizens Against Casino Gambling in Erie County (CACGEC) v. Hogen, the Court issued a decision and order finding that, although the Nation’s Buffalo Creek Territory is “Indian country,” the determination by the National Indian Gaming Commission, or NIGC, that the Nation’s Buffalo Creek Territory is gaming-eligible land pursuant to the IGRA’s settlement of a land claim exception was “arbitrary, capricious, and not in accordance with the law.”  The Court’s decision did not provide for injunctive relief, and SEGC has continued its operations at the Seneca Buffalo Creek Casino.  Plaintiffs subsequently filed a motion on July 14, 2008 to force the court to enforce its judgment.

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

On March 31, 2009, plaintiffs in the litigation noted in the foregoing paragraph filed suit to challenge the NIGC’s approval of the amended Class III Gaming Ordinance.   On June 15, 2009, the Nation moved to intervene as a defendant in the litigation known as CACGEC III, for certain limited claims.  On March 30, 2010, the Court denied the Nation’s motion to intervene, while granting permission to participate as amicus curiae.  The Court also dismissed certain secondary claims of the plaintiffs in the proceeding, while allowing other core claims regarding the eligibility of the land for casino gaming to proceed. On May 18, 2010, the Nation filed a notice of interlocutory appeal with the Second Circuit Court of Appeals on the issue of its right to intervene.

If the plaintiffs are successful in any of the Buffalo Creek-related legal proceedings, SEGC may be unable to continue Class III gaming at the existing Seneca Buffalo Creek Casino.

Other

Lewiston Golf Course Corporation

The Nation’s Council has also chartered, at the request of the SGC Board of Directors, an additional subsidiary corporation, Lewiston Golf Course Corporation, or LGCC, as a wholly-owned subsidiary of SNFGC.  LGCC was formed on July 18, 2007 by the Nation’s Council to own, develop and operate Seneca Hickory Stick Golf Club, SNFGC’s championship level golf course, in Lewiston, New York. It is located approximately 10 miles from the Seneca Niagara Casino and Hotel. The golf course opened for public play on July 2, 2010. The golf course will serve as an amenity for SGC’s patrons and is intended to enable SGC to increase its demographic and geographic reach. Designed by world-renowned golf architect Robert Trent Jones II, Seneca Hickory Stick Golf Club currently features a scenic, par-72, PGA-style layout and temporary pro shop. The permanent clubhouse is currently under construction and will feature approximately 4,300 square feet of space, including a pro shop, bar and casual dining for 40 patrons. The area around the clubhouse has been designed to accommodate tents and support facilities for large tournaments.

Recent Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board, or FASB, issued an Accounting Standards Update, “Entertainment-Casinos (Topic 924), Accruals for Casino Base Jackpot Liabilities, a consensus of the FASB Emerging Issues Task Force,” or ASU 2010-16. The objective of ASU 2010-16 is to address the accounting for casino base jackpot liabilities. Specifically, it addresses diversity in practice regarding whether an entity accrues liabilities for a base jackpot before it is won if the entity is not required to award the base jackpot. Some entities do not accrue liabilities for a base jackpot before it is won because they could avoid the payment. Other entities accrue liabilities for a base jackpot ratably over the period of play expected to precede payout. ASU 2010-16 clarifies that an entity should not accrue jackpot liabilities (or portions thereof) before a jackpot is won if the entity can avoid paying that jackpot. Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. This guidance applies to both base and progressive jackpots and is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments are to be applied prospectively with a cumulative-effect adjustment reflected in retained earnings. The cumulative-effect adjustment is the difference between the amounts recognized in the statement of financial position before initial application of the amendments and the amounts recognized in the statement of financial position at initial application of those amendments. The Company is currently evaluating the impact implementation of ASU 2010-16 will have on the consolidated financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and certain regulatory agencies. Because of the tentative and preliminary nature of such proposed standards, the Company has not yet determined the effect, if any, that the implementation of such proposed standards would have on the consolidated financial statements.

2.                                    Short-Term Investments

Short-term investments are classified as available for sale as defined in the FASB Accounting Standards Codification, or ASC, Topic 320, Investments — Debt and Equity Securities.  Investments are stated at fair value.  The Company evaluates investments for conditions that may indicate that an other-than-temporary decline in market value has occurred. In conducting this review, numerous factors are considered which, individually or in combination, may indicate that a decline is other-than-temporary. Based on this evaluation, an other-than-temporary loss on one specific investment of $0 and $25,000 was recorded in the three months ended June 30, 2010 and 2009, respectively, and an other-than-temporary loss on one specific investment of $0.1 million and $0.2 million was recorded in the nine months ended June 30, 2010 and 2009, respectively, as a component of other non-operating expense. The cost basis of this investment has been reduced by the amount of the other-than-temporary loss recorded.

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

During the three months and nine months ended June 30, 2010, $0 and $221,000 was recorded as an impairment of property and equipment in addition to the $107.6 million impairment recognized as of September 30, 2009.

On August 27, 2008, the construction activities at Seneca Allegany Casino and Hotel and Seneca Buffalo Creek Casino and Hotel were suspended for various reasons including:  the economic recession; inability to obtain construction financing at reasonable interest rates; and operating and other demands on the Company’s available cash, such as the Company’s payments to the Nation.  As of June 30, 2010, due to the continuation of weak economic conditions, adverse credit market conditions and an uncertain economic outlook, construction remains suspended indefinitely.  Furthermore, certain master planning efforts related to the future expansion of the Niagara Falls property have been suspended for the foreseeable future for the same reasons.  As a result of these circumstances an impairment charge of $107.6 million was recognized during the third and fourth quarters of Fiscal 2009 based upon an estimate of the net realizable value based on an estimate of undiscounted cash flows that projected no future benefit.  The reported fair value of zero is considered to be Level 3 within the fair value hierarchy as established by ASC Topic 820, Fair Value Measurements and Disclosures.  Level 3 inputs are defined as inputs for which significant valuation assumptions are unobservable in a market and therefore value is based on the best available data, some of which is internally developed and considers risk premiums that a market participant would require. Refer to “Note 6 - Fair Value of Financial Instruments”, for further discussion of the fair value hierarchy.

4.                                      Restricted Cash

Restricted cash balances of $47.9 million at June 30, 2010 represent cash reserved for future repayment of outstanding debt and other accrued liabilities, pursuant to a resolution adopted by the Board of Directors. As of June 30, 2010, such balances include $25.5 million of cash reserves for future repayment of outstanding debt and $22.4 million for satisfaction of other accrued liabilities.

5.                                      Principal Debt Arrangements

Long-term debt, as described below, consists of the following:

	As of
	June 30, 2010	September 30, 2009
	(In Thousands of Dollars)
2004 7¼% senior notes due 2012	$300,000	$300,000
2005 7¼% senior notes due 2012 net of unamortized discount of $1,876 and $2,637, respectively	198,124	197,363
Long-term debt	$498,124	$497,363

7¼% Senior Notes due 2012

On May 5, 2004, SGC issued $300.0 million in 7¼% senior notes due 2012, or the 2004 senior notes.  On May 23, 2005, SGC issued an additional $200.0 million in 7¼% senior notes due 2012, Series B, or the 2005 senior notes, and together with the 2004 senior notes, the Senior Notes.

The 2005 senior notes were issued at a discount of $7.0 million.  The discount is being amortized over the term of the 2005 senior notes, which amounted to $0.3 million for the three months ended June 30, 2010 and 2009 and $0.8 million for the nine months ended June 30, 2010 and 2009.

The Senior Notes are guaranteed by SNFGC, STGC, SEGC and LGCC. The 2005 senior notes are treated as a single class with the 2004 senior notes and are identical to the 2004 senior notes, except for certain tax attributes, and prior to November 1, 2005, the amount of interest accrued thereon.   Interest on the Senior Notes is payable semi-annually on May 1 and November 1.  The Senior Notes are unsecured and rank equally.  As of June 30, 2010 and September 30, 2009, aggregate accrued and unpaid interest on the Senior Notes was $6.0 million and $15.1 million, respectively.  The Senior Notes, which mature on May 1, 2012, are redeemable at SGC’s option in whole or in part at any time after May 1, 2008 at the redemption prices set forth in the Senior Notes Indenture, are subject to redemption requirements imposed by gaming laws and regulations and are required to be repurchased by SGC at the option of holders upon certain change of control events.

The Senior Notes Indenture contains certain negative and affirmative covenants. The negative covenants include limitations on restricted payments and the incurrence of indebtedness, while the affirmative covenants include reporting obligations and compliance with laws. As of June 30, 2010, SGC was in compliance with all covenants in the Indenture.

Senior Secured Revolving Loan Agreement

On December 18, 2009, SGC amended its $50.0 million Senior Secured Revolving Loan Agreement to extend the maturity date from December 19, 2009 to December 31, 2011. Amounts borrowed under the Amended Senior Secured Revolving Loan Agreement continue to bear interest at either one, three or six-month LIBOR plus one and one quarter percent (1.25%), or the prime rate (as reported in The Wall Street Journal) plus one quarter percent (0.25%), with any outstanding principal balance to be paid by, or on, the new maturity date.  The $50.0 million commitment under the Amended Senior Secured Revolving Loan Agreement reduces in tandem with any reduction in the letter of credit requirement imposed by the Empire State Development Corporation, or ESDC, (relating to the ESDC’s efforts on behalf of SGC in connection with ongoing condemnation proceedings in Niagara Falls, New York), up to an aggregate reduction of $10.0 million.   As of June 30, 2010, the commitment was reduced to $49.2 million in accordance with this provision. The Amended Senior Secured Revolving Loan Agreement requires that SGC maintain all of its deposit and investment accounts with the lender, subject to limited exceptions for certain existing accounts.In addition, beginning June 18, 2010 the Amended Senior Secured Revolving Loan Agreement provides for the lender’s restriction of certain SGC deposits maintained with the lender, for commitments in excess of

$40 million.  As of June 30, 2010, the amount restricted under this provision amounts to $9.2 million, and is reported as restricted cash on the consolidated balance sheet.

SGC’s obligations under the Amended Senior Secured Revolving Loan Agreement continue to be secured by substantially all gaming and related assets (including substantially all gaming revenues) not constituting real property or improvements. SGC’s obligations are guaranteed by SNFGC, STGC, SEGC and LGCC, and the guarantors’ obligations continue to be secured by substantially all of each guarantor’s gaming and related assets (including substantially all gaming revenues) not constituting real property or improvements. The Amended Senior Secured Revolving Loan Agreement modifies certain of the financial covenants contained in the Senior Secured Revolving Loan Agreement, including reducing the minimum consolidated EBITDA covenant from $160 million to $145 million (on a rolling 12 month basis) as well as modifying the total leverage ratio (of total funded debt to EBITDA) to a limit of 3.5 to 1.0.  The Amended Senior Secured Revolving Loan Agreement also continues to contain additional customary covenants, including covenants restricting the incurrence of additional indebtedness, the creation of additional liens and the disposition of assets. As of June 30, 2010, SGC was in compliance with all covenants in the Amended Senior Secured Revolving Loan Agreement.

As of June 30, 2010, at SGC’s request, the lender under the Amended Senior Secured Revolving Loan Agreement had issued letters of credit totaling $17.4 million, $12.3 million  of which may be drawn upon to fund the purchase of certain parcels within the 50 acre “footprint” described in the Compact with New York State and designated for ownership by the Nation (as required by the ESDC), with the remaining $5.1 million issued in connection with worker’s compensation policies and certain other contracts, as required. As of June 30, 2010, there were no amounts outstanding on the Amended Senior Secured Revolving Loan Agreement.

6.                                      Fair Value of Financial Instruments

Codification Topic 820, Fair Value Measurements and Disclosures  does not determine or affect the circumstances under which fair value measurements are used, but defines fair value, expands disclosure requirements around fair value and specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These inputs create the following fair value hierarchy:

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

The fair value of long term debt is estimated based on current market quotes of SGC’s debt.  As of June 30, 2010, the carrying amount and fair value of long term debt is approximately $498 million and $489 million, respectively.

7.                                      Related-Party Transactions

Distributions

Distributions to the Nation, as described below, consist of the following:

	Nine Months Ended June 30,
	2010	2009
	(In Millions of Dollars)
Cash distributions	$22.5	$33.2
Distribution Agreement distributions	11.2	10.7
	$33.7	$43.9

Cash Distributions

•                  SGC paid cash distributions to the Nation in the amount of $2.5 million per month during the nine months ended June 30, 2010, totaling $22.5 million. Additionally, $7.5 million of distributions, declared by the Board of Directors during the three months ended June 30, 2010 and payable to the Nation, are recorded on the unaudited consolidated balance sheet at June 30, 2010 as distributions payable.

•                  SGC paid cash distributions to the Nation in the amount of $4.0 million per month from October 2008 through February 2009, $1.0 million in April 2009 and $3.0 million per month from May 2009 through June 2009, totaling $27.0 million. Also, during the nine months ended June 30, 2009, SGC paid $5.0 million pursuant to distribution declarations made in July 2008. In addition, in November 2008, SGC paid an additional $1.2 million distribution to the Nation.

Distribution Agreement Obligations

•                  During the nine months ended June 30, 2010 and 2009, SGC distributed $11.2 million and $10.7 million, respectively, to the Nation under the Distribution Agreement, dated April 27, 2007, relating to the Seneca Nation of Indians Capital Improvements Authority’s special obligation bonds. Additionally, $3.7 million of distributions, declared by the Board of Directors during the three months ended June 30, 2010 and payable to the Nation, are recorded on the unaudited consolidated balance sheet at June 30, 2010 as distributions payable. See “Note 8 — Commitments and Contingencies” for additional information regarding SGC’s Distribution Agreement obligations.

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

Land and Related Acquisition Costs

SGC has recorded approximately $59.7 million and $59.1 million in land and related acquisition costs as ‘Other long-term assets’ in the accompanying consolidated balance sheets as of June 30, 2010 and September 30, 2009, respectively, which are expected to be transferred to the Nation.

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

Expenses resulting from the above Head Leases were as follows for the three months and nine months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in Millions)
SNFGC	$9.0	$9.0	$27.1	$27.1
STGC	6.0	6.0	18.0	18.0
SEGC	4.0	4.0	11.9	11.9
	$19.0	$19.0	$57.0	$57.0

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

Class II Poker Leases:

As of January 1, 2005, the Company transferred all Class II operations to the Nation, including its poker operations.  The Company leases space within Seneca Niagara Casino and Hotel to Seneca Gaming and Entertainment, which operates the Nation’s Class II facilities, for operation of the poker room. On November 9, 2009, Seneca Gaming and Entertainment relocated its poker operations in Seneca Allegany Casino to a new facility located within one mile of the Seneca Allegany Casino property. For the three months ended June 30, 2010 and 2009, SGC recorded $0.1 million and $0.2 million, respectively, of poker room rental income and fees, and for the nine months ended June 30, 2010 and 2009, SGC recorded $0.4 million and $0.6 million, respectively, of rental income and fees. At June 30, 2010 and September 30, 2009, SGC recorded $0.4 million and $0.5 million, respectively, as a receivable from the Nation relating to poker room rentals.

Other Related Party Transactions

Construction Services:

SNFGC, STGC, SEGC and LGCC have each entered into construction management agreements with Seneca Construction Management Corporation, or SCMC, and SCMC LLC, for certain renovations and capital improvements at Seneca Niagara Casino and Hotel, Seneca Allegany Casino and Hotel, Seneca Buffalo Creek Casino and Seneca Hickory Stick Golf Club, respectively.  SCMC and SCMC LLC are wholly owned by the Nation.  For the three months ended June 30, 2010 and 2009, SNFGC, STGC and SEGC have collectively made payments to SCMC and SCMC LLC for construction management and related fees of $0 and $0.2 million, respectively, and for the nine months ended June 30, 2010 and 2009, SNFGC, STGC and SEGC have collectively made payments to SCMC and SCMC LLC for construction management and related fees of $0.3 million and $1.8 million, respectively.  Such fees reflect the amounts earned by SCMC and SCMC LLC for the performance of construction management services related primarily to the recently completed expansion of the Buffalo Creek facility. Additional amounts paid to SCMC and SCMC LLC are passed through and used to pay subcontractors, reimbursements for out-of-pocket expenses and similar costs.

Regulatory Services:

SGC is charged by the Nation for its costs incurred related to the operation of SGA gaming regulatory services.  These include:  a) costs incurred solely and directly in connection with regulatory services and oversight of SGC’s gaming operations and which are therefore 100% allocable to SGC; and b) an administration fee, assessed by the Nation for costs indirectly incurred in conjunction with the operation and regulation of SGC, which is fixed as a percentage of direct costs, currently 20%, as determined by the Nation in its performance of administration of the SGA and its oversight of the Company. Such costs were approximately $2.2 million and $2.5 million for the three months ended June 30, 2010 and 2009, respectively, and $6.7 million and $7.6 million for the nine months ended June, 2010 and 2009, respectively.

SGC is also charged by the Nation for its costs incurred related to services provided by the New York State Racing and Wagering Board, New York State Police, Seneca Nation of Indians Marshals (through October 1, 2009), Buffalo Police and Cattaraugus County Sheriff Department solely and directly in connection with SGC’s operations, which costs were approximately $2.9 million and $2.6 million for the three months ended June 30, 2010 and 2009, respectively, and $8.9 million and $8.4 million for the nine months ended June 30, 2010 and 2009, respectively.

At June 30, 2010 and September 30, 2009, approximately $40.4 million and $33.7 million, respectively, were recorded as “accrued regulatory costs” in the accompanying consolidated balance sheets, for the payment of such New York State related regulatory costs. The related expense was recorded as a component of advertising, general and administrative expense in the accompanying consolidated statement of income.

8.                                      Commitments and Contingencies

Distribution Agreement Obligations

On April 27, 2007, SGC entered into a Distribution Agreement among the Nation, the Seneca Nation of Indians Capital Improvements Authority, or the Authority, SGC and Wells Fargo Bank, as Trustee, in connection with the Authority’s issuance in two series (one tax exempt and the other taxable) of an aggregate principal amount of $159,495,000 special obligation bonds, or the 2007 Nation Bonds.  The Distribution Agreement obligates SGC, subject to any contractual restrictions applicable to SGC (including, but not limited to, those contained in the Senior Notes Indenture), to make monthly distributions to the Nation at the times and in the amounts necessary to enable the Authority to pay the debt service on the 2007 Nation Bonds as required under the Authority’s indenture.  At the direction of the Nation and the Authority, SGC pays such distributions directly to the Trustee.  The Authority’s debt service commenced on June 1, 2007.  For the period from June 1, 2007 through November 1, 2007, the Authority’s debt service averaged approximately $0.9 million per month. For the period from December 1, 2007 through June 1, 2008, the Authority’s debt service averaged approximately $1.7 million per month.  In June 2008, it was determined that the amortization (debt service) schedule upon which the foregoing $1.7 million monthly payments was made, was incorrect.  A corrected amortization schedule was provided and, after giving effect to a resulting credit for amounts overpaid, for the period from January 1, 2008 through December 1, 2023, the Authority’s debt service averages approximately $1.2 million per month. The foregoing debt service averages are based on scheduled payments of interest and principal under the Authority’s indenture and bonds and do not address the effects of any earlier call for redemption, by acceleration or otherwise.  The Distribution Agreement provides that neither the Trustee nor the Authority’s bondholders will have any recourse under the Distribution Agreement to any revenues, assets or property of SGC or its subsidiaries should SGC fail to comply with its distribution obligations.  For the nine months ended June 30, 2010 and 2009, SGC distributed to the Nation $11.2 million and $10.7 million, respectively, for the Authority’s debt service on the special obligation bonds.

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

The following table summarizes the exclusivity fees expense by property:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in Thousands)
Seneca Niagara Falls Casino and Hotel	$20,175	$17,617	$55,266	$50,815
Seneca Allegany Casino and Hotel	8,176	7,515	21,774	20,707
Seneca Buffalo Creek Casino	3,670	2,397	9,119	6,549
Total	$32,021	$27,529	$86,159	$78,071

Exclusivity fees were recorded as a component of gaming expense in the accompanying consolidated statements of income.

Expansion and Development

As described in “Note 1 — Organization and Basis of Presentation,” the Compact provides the Nation with the exclusive right to conduct Class III gaming activities at three sites in the western region of the State of New York.

In August 2008, construction activities at Seneca Allegany Casino and Hotel and Seneca Buffalo Creek Casino were suspended indefinitely for reasons including:  the economic recession; inability to obtain construction financing at reasonable interest rates; and operating and other demands on available cash, such as payments to the Nation.  As of June 30, 2010, construction remained suspended indefinitely.  Furthermore, certain planning efforts related to the future expansion of the Seneca Niagara Falls property were suspended for the same reasons.  As a result of these circumstances an impairment charge of $107.6 million was recognized during the third and fourth quarters of Fiscal 2009. During the three and nine months ended June 30, 2010, an additional $0 and $221,000, respectively, was recorded as an impairment of property and equipment. Nonetheless, SGC will continue to explore alternative future expansion and development options.

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

Seneca Niagara Falls Casino and Hotel.  In 2006, SNFGC began master planning activities for the remaining approximately 24 acres of undeveloped land contained in the Niagara Falls footprint.  During August 2008, these master planning activities were suspended and an impairment charge was recognized related to these activities in the third quarter of Fiscal 2009, in the amount of approximately $3.5 million. During the three and nine months ended June 30, 2010, an additional $0 and $33,000, respectively, was recorded as an impairment of property and equipment.

Seneca Allegany Casino and Hotel.  Construction on the next phase of development at Seneca Allegany Casino and Hotel, which was planned to include an additional 200-room hotel tower, and up to 30,000 square feet of additional gaming space and related amenities, for a total estimated cost of approximately $130 million, was suspended and an impairment charge was recognized for costs incurred related to these activities in the third and fourth quarters of Fiscal 2009, in the amount of approximately $17.1 million. During the three and nine months ended June 30, 2010, an additional $0 and $37,000, respectively, was recorded as an impairment of property and equipment.

Seneca Buffalo Creek Casino. Construction on the permanent Seneca Buffalo Creek Casino and Hotel facility, which was planned to include approximately 90,000 square feet of gaming space; 2,000 slot machines; 45 table games; a 22-story all-suite hotel; four restaurants; a full-service spa and salon; retail and other amenities; and a 2,200-space parking garage, for a total estimated cost of approximately $333 million, was suspended and an impairment charge was recognized related to these activities in the third and fourth quarters of Fiscal 2009, in the amount of approximately $87.0 million. During the three and nine months ended June 30, 2010, an additional $0 and $151,000, respectively, was recorded as an impairment of property and equipment.

On March 5, 2010 SEGC completed an expansion of the existing facility, increasing the number of slot machines to 457 and the total square feet of gaming space to approximately 10,600.

Seneca Hickory Stick Golf Club.  In July 2007, the Company commenced construction of the Seneca Hickory Stick Golf Club, SNFGC’s championship level golf course, in Lewiston, New York. It is located approximately 10 miles from the Seneca Niagara Casino and Hotel. The golf course will serve as an amenity for our patrons and is intended to enable SGC to increase its demographic and geographic reach. Designed by world-renowned golf architect Robert Trent Jones II, Seneca Hickory Stick Golf Club currently features a scenic, par-72, PGA-style layout and temporary pro shop. The permanent clubhouse is currently under construction and will feature approximately 4,300 square feet of space, including a pro shop, bar and casual dining for 40 patrons. The area around the clubhouse has been designed to accommodate tents and support facilities for large tournaments. The golf course opened for public play on July 2, 2010.  As of June 30, 2010, the Company has incurred $24.2 million for the purchase of land and construction, with a total cost to construct the golf course, clubhouse and related amenities estimated to be approximately $25.5 million.

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

On March 30, 2010, the Court denied the Nation’s motion to intervene, while granting permission for it to participate as amicus curiae.  The Court also dismissed certain secondary claims of the plaintiffs in the proceeding, while allowing other core claims regarding the eligibility of the land for casino gaming to proceed.  On May 18, 2010, the Nation filed a notice of interlocutory appeal with the Second Circuit Court of Appeals on the issue of its right to intervene.  If the plaintiffs ultimately succeed in this action, or in their pending appeals in the CACGEC I and CACGEC II proceedings (previous suits filed by the plaintiffs and relating to similar claims), the SGC may be unable to conduct any Class III gaming at its existing properties.

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

With respect to approximately 18 acres of land and related fixtures (a former water park) within the above footprint, the ESDC made advanced payments under New York eminent domain procedure law of $18.0 million to Fallsite LLC and Fallsville Splash, LLC, the owners of the water park property.  The owners thereafter filed notices of claim seeking, in the aggregate, $40.0 million and $35.0 million for land and trade fixtures, respectively. On April 5, 2010, the New York State Supreme Court determined that no additional compensation was owed to the former property owners for the water park real estate and fixtures.  SGC anticipates that the former property owners will appeal the valuation decision.  In a related action, on June 21, 2010 the condemnees separately moved to vacate the original 2006 order that vested title to the Splashpark properties in ESDC.  The ESDC is vigorously contesting the condemnees’ claims as procedurally improper and substantively without merit. If the claimants are successful, the former Splashpark properties could be returned to the property owners at which point SGC would seek return of the amounts paid for the properties.

Seneca Gaming Corporation v. Harvest Trends, Inc. et al. (NYS Supreme Court, Niagara County)

On April 1, 2010, SGC filed suit in the State of New York Supreme Court, County of Niagara, against Harvest Trends, Inc., Harvest Trends LLP, River Lee International, Inc., and several individuals who are former employees of SGC.  The suit alleges that these former employees and a vendor, who had been hired and paid to assist SGC in creating an enterprise data warehouse, used SGC time and SGC resources to develop Harvest Trends, an entity created to market a similar product to SGC’s competitors.  SGC is suing for damages in an amount to be determined and for injunctive relief for the misappropriation of trade secret customer data, unjust enrichment, unfair competition, breaches of fiduciary duties and duties of loyalty, and breaches of contracts.  On July 13, 2010, four of the defendants in the above referenced case filed separate counter-suits against SGC and 20 other parties, including executives and members of SGC’s Board of Directors and personnel employed by the SGA.  These suits, brought in the State of New York Supreme Court, County of Niagara, allege defamation, intentional infliction of emotional distress, product disparagement, unfair competition, tortious interference with prospective business advantage, abuse of process and aiding and abetting these activities.  Each of these complaints seeks in excess of $100 million in damages.  SGC believes that these actions are without merit, and intends to defend itself against these actions vigorously.

Seneca Niagara Falls Gaming Corporation and Seneca Gaming Corporation v. Toohey, et. al. (NYS Supreme Court, Niagara County)

On April 30, 2010, SNFGC and SGC filed suit in the New York Supreme Court, County of Niagara, against a number of individual defendants (Timothy Toohey, Michael J. Dowd, Bergal Mitchell, Rachel Mitchell, Barry Halftown and Mark Gabriele).  SNFGC and SGC subsequently amended their complaint on June 17, 2010.  The suit alleges that the defendants, individually and collectively, engaged in fraud with respect to a real estate transaction in which SNFGC purchased land in the Town of Lewiston, New York, for the development of its Seneca Hickory Stick golf course.  The suit also alleges that Bergal Mitchell, who had at the pertinent times been a member of the Board of Directors of SNFGC and SGC, breached his fiduciary duties by failing to disclose and concealing certain material information with respect to the transaction.  The suit also asserts aiding and abetting claims against various defendants, both with respect to fraud and breach of fiduciary duty claims.  SGC and SNFGC are suing for compensatory and punitive damages.  Several of the defendants have answered the complaint, while others have moved or stated their intention to move to dismiss.

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

Forward-Looking Statements

When used in this Quarterly Report on Form 10-Q, in other filings with the Securities and Exchange Commission, or the SEC, in our press releases or in our other public communications, the words “believe,” “estimate,” “anticipate,” “expect,” “contemplate,” “may,” “will,” “plan,” “project,” “will continue,” “will be,” “will continue,” “likely will result” and similar expressions are intended to identify forward-looking statements.  Similarly, statements that describe our plans, business, strategy or goals are all forward-looking statements.  Statements looking forward in time are included in this Quarterly Report on Form 10-Q pursuant to the “safe harbor” provision of the Private Securities Litigation Reform Act of 1995.  Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those expressed in or implied by these forward-looking statements, including, but not limited to, the risk factors contained or referenced herein and in our other reports filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended, including in Item 1A of our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, or the 2009 Form 10-K.  In addition to the risk factors described in Item 1A of our 2009 Form 10-K, the following important factors, among others, could affect our future financial condition or results of operations, causing actual results to differ materially from those expressed in the forward-looking statements: the local, regional, national, or global economic climate, our substantial indebtedness and ability to meet our financial obligations and operate in accordance with the restrictions pursuant to such indebtedness, our incurrence of any additional indebtedness, the availability of financing, our failure to generate cash flows, increased competition, changes in federal Indian law, issues relating to the Nation-State Gaming Compact, or the Compact, between the Seneca Nation of Indians and New York State, the control of our company by the Seneca Nation of Indians, or the Nation, changes in the membership of the Nation’s Council (the Nation’s legislative body) or Nation policies, changes in gaming laws or regulations, ongoing or future litigation challenging our ability to conduct gaming operations, changes in federal or state tax laws or the administration of such laws, our failure to retain existing management, fill current vacancies, and attract new personnel, our limited experience operating casinos, hotels, and the recently opened golf course, seasonality and weather-related factors, investigative reviews by regulatory authorities relating to our gaming revenues, and acts of war or terrorism.

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

Executive Summary

Our Current Operations.     We currently operate three Class III gaming facilities:  Seneca Niagara Casino and Hotel, in the City of Niagara Falls, New York (Niagara Territory), featuring over 147,000 square feet of gaming space, 3,973 slot machines, 102 table games and 604 hotel rooms; Seneca Allegany Casino and Hotel, in the City of Salamanca, New York (Allegany Territory), featuring over 63,500 square feet of gaming space, 2,144 slot machines, 33 table games and 212 hotel rooms; and the Seneca Buffalo Creek Casino (slots only facility), in the City of Buffalo, New York (Buffalo Creek Territory), featuring approximately 10,600 square feet of gaming space and 457 slot machines.  Certain of these operations also include dining, entertainment, retail and spa and salon services.  For the three months ended June 30, 2010 and 2009, approximately 92% of our net revenue was derived from our gaming activities.

Seneca Niagara Casino and Hotel.     Upon opening on December 31, 2002, Seneca Niagara Casino primarily relied on drive-in and bus patrons from the Buffalo, Niagara Falls and Rochester areas in New York and secondarily from Erie, Pennsylvania, Ohio and other parts of New York.

In March 2006, SNFGC completed the phased opening of its luxury hotel expansion, which included a permanent 147,000 square foot gaming facility (providing 35,000 square feet more gaming space than the original 112,000 square feet), a 604-room luxury hotel with 118 suites of various sizes, a full-service spa, salon and fitness center, three fine dining restaurants and a 24-hour casual restaurant, three retail stores, and a 24,000 square foot multi-purpose room and events center.  The expansion of Seneca Niagara Casino and Hotel, including the addition of our luxury hotel and other amenities, has enabled us to attract higher-end patrons, increase length of stay, and extend our geographic market penetration and appeal to a more diverse demographic base.

In 2006, we began master planning activities for the remaining approximately 24 acres of undeveloped land contained in the approximately 50 acre Niagara Falls footprint described in the Compact for ownership by the Nation.  During August 2008, these master planning activities were suspended due to the then prevailing economic conditions and adverse credit market conditions.  An impairment charge of $3.5 million was recognized during the third quarter of Fiscal 2009 related to these activities. During the three and nine months ended June 30, 2010, an additional $0 and $33,000, respectively, was recorded as an impairment of property and equipment.

Seneca Allegany Casino and Hotel.    Since opening on May 1, 2004, Seneca Allegany Casino and Hotel has attracted patrons from the southern portion of Western New York, Erie and Pittsburgh, Pennsylvania and Ohio.  As of June 30, 2010, approximately 69% of the casino’s patron base is from outside of the State of New York.

In March 2007, we opened a 212-room resort hotel, including two fine dining restaurants, a 24-hour casual restaurant and certain other amenities after officially opening the new permanent gaming floor in December 2006.  In March 2008, we completed the conversion of the former approximate 120,000 square foot temporary casino structure into an events center with a seating capacity for 2,200 people, along with additional administrative office space and amenities.  We believe the resort hotel, casino and events center provide a first-class gaming experience for our patrons, encouraging longer patron length of stay and helping to maintain the competitive position of the facility in light of our closest and most immediate competition, Presque Isle Downs, in Erie, Pennsylvania (approximately 80 miles from the Seneca Allegany Casino and Hotel).  Presque Isle Downs has approximately 2,000 slot machines and 48 table games and offers dining and entertainment options that include a steakhouse, a buffet and four lounges, but it does not offer lodging.

Construction on our next phase of development at Seneca Allegany Casino and Hotel, which was planned to include an additional 200 room hotel tower, and up to 30,000 square feet of additional gaming space and related amenities, for a total estimated cost of up to $130 million, was suspended for reasons including:  the economic recession; inability to obtain construction financing at reasonable interest rates; and operating and other demands on our available cash, such as our payments and distributions to the Nation.  As of June 30, 2010, construction remained suspended indefinitely. As a result of these circumstances, an impairment charge was recognized related to these activities in the third and fourth quarters of Fiscal 2009, in the amount of approximately $17.1 million. During the three and nine months ended June 30, 2010, an additional $0 and $37,000, was recorded as an impairment of property and equipment.

Seneca Buffalo Creek Casino.     On October 3, 2005, the Nation acquired approximately nine acres of land in the inner-harbor district of Buffalo, New York.  On July 3, 2007, we began operating a temporary Class III gaming facility (approximately 6,000 square feet) featuring 135 slot machines and a snack bar.  During the quarter ended March 31, 2008, that facility was expanded to include an additional 109 slot machines. During the quarter ended March 31, 2010, the existing facility was further expanded to include an additional 4,600 square feet of gaming space and an additional 213 slot machines. The current facility has approximately 10,600 square feet of gaming space, and features 457 slot machines and a snack bar.

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

We suspended construction on the permanent Seneca Buffalo Creek Casino and Hotel in August 2008 for reasons including:  the economic recession; inability to obtain construction financing at reasonable interest rates; and operating and other demands on our available cash, such as our payments to the Nation.  As of June 30, 2010, construction remained suspended indefinitely. As a result of these circumstances an impairment charge was recognized related to these activities in the third and fourth quarters of Fiscal 2009, in the amount of approximately $87.0 million. During the three and nine months ended June 30, 2010, an additional $0 and $151,000, respectively, was recorded as an impairment of property and equipment.

Our ability to continue to operate the Seneca Buffalo Creek Casino facility will depend on various factors, including existing legal challenges. See “Item 3.  Legal Proceedings,” included in our 2009 Form 10-K for a description of the legal proceedings relating to the Seneca Buffalo Creek Casino.

Seneca Hickory Stick Golf Club — Lewiston, New York.   In March 2006, we acquired 257 acres of land with the intent to design and build the Seneca Hickory Stick Golf Club, SNFGC’s championship level golf course, in Lewiston, New York. It is located approximately 10 miles from the Seneca Niagara Casino and Hotel in the Town of Lewiston. The golf course will serve as an amenity for our patrons intended to enable SGC to increase its demographic and geographic reach. Designed by world-renowned golf architect Robert Trent Jones II, Seneca Hickory Stick Golf Club currently features a scenic, par-72, PGA-style layout and temporary pro shop. The permanent clubhouse is currently under construction and will feature approximately 4,300 square feet of space, including a pro shop, bar and casual dining for 40 patrons. The area around the clubhouse has been designed to accommodate tents and support facilities for large tournaments. The golf course opened for public play on July 2, 2010.  LGCC has engaged Kemper Sports Management, Inc. to manage and operate the course. The total cost to construct the golf course, clubhouse and related amenities is estimated to be approximately $25.5 million.

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

Overall Outlook.     SGC’s financial performance during the three months ended June 30, 2010 continues to reflect positively on the company’s efforts to effectively manage its operations and financial performance in an uncertain economic environment.

For the three months ended June 30, 2010, operating income was $33.7 million, a $107.0 million increase when compared to an operating loss of $73.3 million for the three months ended June 30, 2009. This increase results principally from the effects of the $109.0 million impairment charge recognized during the three months ended June 30, 2009. A $3.8 million increase in exclusivity fees payable to New York State from 22% to 25%, when comparing the three months ended June 30, 2010 to the three months ended June 30, 2009, slightly offset this increase. Additionally, for the three months ended June 30, 2010, net revenues increased 1.9% when compared to the three months ended June 30, 2009.

SGC has also increased cash, cash equivalents and restricted cash from $83.2 million as of September 30, 2009 to $116.9 million as of June 30, 2010.  As of June 30, 2010, $25.5 million of cash reserves for future repayment of outstanding debt, and/or fees associated with the refinancing thereof, is included in the restricted cash balance reported on the consolidated balance sheets, pursuant to a resolution approved by the Board of Directors, in part, seeking to fund a $125.0 million reserve prior to May 2012 to reduce its outstanding debt and thereby, its future borrowing costs.

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

Recent Developments.  On October 19, 2009, we broke ground on an expansion of the Seneca Buffalo Creek Casino which added approximately 4,600 square feet of gaming space to the existing facility and 213 slot machines. The expansion was opened on March 5, 2010.

Also, during the nine months ended June 30, 2010, 685 new slot machines were installed at the Niagara Falls and Allegany properties furthering our goal of providing the best and newest entertainment experiences for our patrons.

Effective December 18, 2009, SGC amended its $50.0 million Senior Secured Revolving Loan Agreement to extend the maturity date from December 19, 2009 to December 31, 2011. Amounts borrowed under the Amended Senior Secured Revolving Loan Agreement continue to bear interest at either one, three or six-month LIBOR plus one and one quarter percent (1.25%), or the prime rate (as reported in The Wall Street Journal) plus one quarter percent (0.25%), with any outstanding principal balance to be paid by, or on, the new maturity date.  The $50.0 million commitment under the Amended Senior Secured Revolving Loan Agreement reduces in tandem with any reduction in the letter of credit requirement imposed by the Empire State Development Corporation, or ESDC (relating to the ESDC’s efforts on behalf of SGC in connection with ongoing condemnation proceedings in Niagara Falls, New York), up to an aggregate reduction of $10.0 million.  As of June 30, 2010, the commitment was reduced to $49.2 million in accordance with this provision. The Amended Senior Secured Revolving Loan Agreement modifies certain of the financial covenants contained in the Senior Secured Revolving Loan Agreement, including reducing the minimum consolidated EBITDA covenant from $160 million to $145 million (on a rolling 12 month basis) as well as modifying the total leverage ratio (of total funded debt to EBITDA) to a limit of 3.5 to 1.0.

On June 16, 2010, the Seneca Gaming Corporation’s Board of Directors held its annual meeting and acted to reappoint Kevin Seneca as the Chairman of the Board, and to formally appoint Richard K. Nephew as Audit Committee Chairman (who had been serving as the Acting Chairman).  Other officer appointments included Karen Karsten, Vice Chair, Richard K. Nephew, Treasurer and Ina Locke, Secretary. Each will serve in their respective capacities until the Board’s next annual meeting, until their successors are elected, or appointed and qualified, or until their earlier resignation or removal. The officer appointments did not affect the composition of the Board, and the Directors each continue to serve on the Board for their respective terms as designated by the Nation’s Council.

In July 2010, nine Pennsylvania casinos offered table games for the first time in that state. In western Pennsylvania, The Rivers Casino, Meadows Racetrack and Casino and Presque Isle Downs unveiled 85, 68 and 48 table games, respectively. In central Pennsylvania, Mohegan Sun at Pocono Downs, Mount Airy Resort Casino in the Poconos and Hollywood Casino opened 62, 72 and 52 table games, respectively. In eastern Pennsylvania, Parx Casino, Harrah’s Chester Casino and Racetrack and Sands Bethlehem opened 57, 74 and 89 table games, respectively.

On July 12, 2010, SGC entered into an amended and restated Employment Agreement with Catherine A. Walker, pursuant to which Ms. Walker agreed to serve as President and Chief Executive Officer of SGC and its subsidiaries for a period of five years.  Ms. Walker had served as Chief Operating Officer since March 16, 2008, and was the principal executive officer of SGC until her most recent appointment as President and CEO.

Critical Accounting Policies and Estimates

There have been no changes in critical accounting policies and estimates since the filing of our 2009 Form 10-K.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

Operating Results - Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

Summary of Operating Results

As of June 30, 2010, we own and operate the Seneca Niagara Casino and Hotel in Niagara Falls, New York; the Seneca Allegany Casino and Hotel in Salamanca, New York; and the Seneca Buffalo Creek Casino in Buffalo, New York.  In addition, Lewiston Golf Course Corporation was established to operate a golf course which opened July 2, 2010, in Lewiston, New York.  All of our revenues are derived from our operations at our completed facilities.

The following table summarizes our results from operations by corporation and/or facility:

	Three Months Ended
	June 30,
	2010	2009
	(Dollars in Thousands)
Net revenues:
Seneca Niagara Falls Casino and Hotel	$97,899	$98,591
Seneca Allegany Casino and Hotel	38,956	39,338
Seneca Buffalo Creek Casino	14,991	11,103
Total	$151,846	$149,032

Operating expenses:
Seneca Niagara Falls Casino and Hotel	$71,358	$71,942
Seneca Allegany Casino and Hotel	35,799	54,104
Seneca Buffalo Creek Casino	9,666	95,391
Seneca Hickory Stick Golf Club	284	96
Seneca Gaming Corporation	1,034	766
Total	$118,141	$222,299

Operating income (loss):
Seneca Niagara Falls Casino and Hotel	$26,541	$26,649
Seneca Allegany Casino and Hotel	3,157	(14,766)
Seneca Buffalo Creek Casino	5,325	(84,288)
Seneca Hickory Stick Golf Club	(284)	(96)
Seneca Gaming Corporation	(1,034)	(766)
Total	$33,705	$(73,267)

The most important factors or trends contributing to our operating performance during the three months ended June 30, 2010 were:

•                 Expansion of the Buffalo Creek facility, which opened in March 2010, to approximately 10,600 square feet of gaming space and a total of 457 slot machines;

•                 Capital investment in approximately 108 slot machines, 20 at Seneca Niagara Falls Casino and Hotel and 88 at Seneca Allegany Casino and Hotel, introducing new gaming content to our gaming floors;

•                 A 3% increase in the exclusivity fee payable to New York State, beginning January 1, 2010, from 22% to 25% which resulted in a $3.8 million increase to our operating expenses during the quarter ($2.4 million of the increase is attributable to Seneca Niagara Falls Casino and Hotel, $1.0 million is attributable to Seneca Allegany Casino and Hotel, and $0.4 million is attributable to Seneca Buffalo Creek Casino); and

•      The ongoing economic recession and resulting impact on discretionary consumer spending.

Gross Revenues

Gross revenues consisted of the following:

	Three Months Ended
	June 30,
	2010	2009
	(Dollars in Thousands)
Gaming	$139,932	$137,175
Food and beverage	14,508	14,739
Lodging	6,389	5,928
Retail, entertainment and other	5,842	5,353
Total	$166,671	$163,195

The table below summarizes the percentage of gross revenues from each revenue source:

	Three Months Ended
	June 30,
	2010	2009
Gaming	84.0%	84.1%
Food and beverage	8.7%	9.0%
Lodging	3.8%	3.6%
Retail, entertainment and other	3.5%	3.3%
Total	100.0%	100.0%

Gaming Revenue

Our gaming revenue for the three months ended June 30, 2010 increased from $137.2 million to $139.9 million when compared to the same period in the prior year, primarily due to the expansion of the Seneca Buffalo Creek Casino, partially offset by the ongoing impact of adverse economic conditions on consumer demand for gaming and entertainment offerings.

During the three months ended June 30, 2010, Seneca Niagara Casino and Hotel’s net gaming revenue decreased $0.5 million, or 1%; Seneca Allegany Casino and Hotel’s net gaming revenue decreased $0.5 million, or 1%; and Seneca Buffalo Creek Casino’s net gaming revenue increased $3.7 million, or 35% when comparing these same periods.

Revenues from slot machines are the largest component of our gaming revenues. The following table presents data related to slot revenues (in thousands, except where noted):

	Three Months Ended
	June 30,
	2010	2009
Slot handle	$1,637,391	$1,616,272
Gross slot revenue	$128,626	$126,019
Net slot revenue	$126,598	$122,711
Free promotional slot plays (1)	$12,356	$15,986
Weighted average number of slot machines (in units)	6,624	6,653
Gross slot hold percentage	7.9%	7.8%
Gross slot win per unit per day (in dollars)	$213	$208

(1)          Free promotional slot plays are included in slot handle, but not reflected in slot revenues.

Net slot revenue increased $3.9 million, or 3%, when comparing the three months ended June 30, 2010 to the three months ended June 30, 2009, primarily due to the factors discussed above.

The following table presents data related to table game revenues (in thousands, except where noted):

	Three Months Ended
	June 30,
	2010	2009
Table games drop	$90,799	$91,845
Net table games revenue	$13,264	$14,345
Weighted average number of table games (in units)	134	145
Table games hold percentage	14.7%	15.2%
Gross table games revenue per unit per day (in dollars)	$1,094	$1,056

Net table games revenue decreased $1.0 million, or 8%, when comparing the three months ended June 30, 2010 to the three months ended June 30, 2009.  The decrease was principally due to decreases in the average number of table games and the table games hold percentage, coupled with the economic and related factors previously noted, when comparing these same periods.

Food and Beverage Revenue

The following table presents data related to food and beverage revenue (in thousands, except where noted):

	Three Months Ended
	June 30,
	2010	2009
Covers	977	1,013
Average check (in dollars)	$14.85	$14.55

During the three months ended June 30, 2010, our consolidated food and beverage revenue decreased $0.2 million, or 2% when compared to the same period in 2009, due primarily to the ongoing economic conditions causing a decrease in overall consumer spending for leisure and entertainment purposes. Seneca Allegany Casino and Hotel’s and food and beverage revenue accounted for substantially all of the decrease.  During the three months ended June 30, 2010 and 2009, 50% and 52%, respectively, of our food and beverage revenue were the result of Seneca Link Player’s Card point redemptions.

Lodging Revenue

The following table presents data related to lodging revenue:

	Three Months Ended
	June 30,
	2010	2009
Occupied rooms	71,689	71,603
Average daily room rate (ADR)	$89.13	$82.78
Occupancy rate	97.1%	96.7%
Revenue per available room (REVPAR)	$86.56	$80.07

During the three months ended June 30, 2010, our lodging revenue increased by $0.5 million, or 8%, when compared to the three months ended June 30, 2009, due primarily to increases in the average rate per occupied room and the number of occupied rooms. Seneca Niagara Casino and Hotel’s lodging revenue accounted for $0.4 million of the increase and Seneca Allegany Casino and Hotel’s lodging revenue accounted for $0.1 million of the increase.  During the three months ended June 30, 2010 and 2009, 82% and 75%, respectively, of our lodging revenue were the result of Seneca Link Player’s Card point redemptions.

Retail, Entertainment and Other Revenue

During the three months ended June 30, 2010, our retail revenue increased by $0.3 million, or 10%, when compared to the three months ended June 30, 2009. Seneca Niagara Casino and Hotel’s retail revenue accounted for substantially all of this increase, due primarily to the February 2010 opening of its newest retail outlet, “Ten”, which features various pieces of merchandise, each for the retail price of ten dollars. During the three months ended June 30, 2010 and 2009, 70% and 72%, respectively, of our retail revenue was attributable to Seneca Link Player’s Card point redemptions.

During the three months ended June 30, 2010, our entertainment revenue increased $0.1 million, or 17%, when compared to the same period in 2009. A decrease in Seneca Niagara Casino and Hotel’s entertainment revenue of $0.1 million was offset by an increase in Seneca Allegany Casino and Hotel’s entertainment revenue of $0.2 million. The increase in average ticket price at the Seneca Allegany Casino and Hotel (as shown in the table, below) is primarily due to the limited number of shows offered in the three months ended June 30, 2009, featuring lesser known headline entertainers. During the three months ended June 30, 2010 and 2009, 59% and 52% of our entertainment revenue, respectively, was attributable to Seneca Link Player’s Card point redemptions.

The following table presents data related to entertainment revenue:

	Three Months Ended
	June 30,
	2010		2009
	SNFGC	STGC	SNFGC	STGC
Number of shows	16	5	10	2
Number of tickets sold	11,565	7,901	12,809	3,534
Occupancy percentage	76%	66%	85%	74%
Average ticket price	$47.36	$42.65	$53.50	$19.85

During the three months ended June 30, 2010, other revenue increased $0.1 million, or 5%, when compared to the three months ended June 30, 2009.

Promotional Allowances

SGC operates a complimentary program in which food and beverage, retail, entertainment, and other services are provided to patrons based on points earned through the Seneca Link Player’s Card.  The retail value of these complimentary items is included in gross revenues and then deducted as promotional allowances to arrive at net revenues.

The retail value of providing such promotional allowances was included in revenues as follows:

	Three Months Ended
	June 30,
	2010	2009
	(Dollars in Thousands)
Food and beverage	7,212	7,640
Lodging	5,246	4,432
Retail, entertainment and other	2,367	2,091
Total	$14,825	$14,163

The estimated cost of providing such promotional allowances was as follows:

	Three Months Ended
	June 30,
	2010	2009
	(Dollars in Thousands)
Food and beverage	$5,201	$5,586
Lodging	2,331	2,245
Retail, entertainment and other	1,790	1,851
Total	$9,322	$9,682

Promotional allowances as a percentage of gaming revenue were 10.6% and 10.3% during the three months ended June 30, 2010 and 2009, respectively.  Promotional allowances increased $0.7 million, or 5%, when comparing the three months ended June 30, 2010 to the same period in 2009. As shown in the table above, lodging and retail, entertainment and other promotional allowances increased $0.8 million and $0.3 million, respectively, while food and beverage promotional allowances decreased $0.4 million.

Detailed Operating Expense Information

	Three Months Ended
	June 30,
	2010	2009
	(Dollars in Thousands)
Operating expenses:
Gaming	$43,913	$38,884
Food and beverage	10,736	11,126
Lodging	2,896	3,084
Retail, entertainment and other	3,325	3,307
Advertising, general and administrative	45,875	45,084
Pre-opening costs	286	110
Depreciation	11,110	11,668
Impairment of property and equipment	—	109,036
Total operating expenses	$118,141	$222,299

Gaming Expenses

Gaming expenses principally consist of costs incurred from operating our table games and slot machines, of which the primary components are payroll and payroll related costs and the slot exclusivity fee paid to New York State pursuant to the Compact.

The following table summarizes the exclusivity fees expense by property:

	Three Months Ended
	June 30,
	2010	2009
	(Dollars in Thousands)
Seneca Niagara Falls Casino and Hotel	$20,175	$17,617
Seneca Allegany Casino and Hotel	8,176	7,515
Seneca Buffalo Creek Casino	3,670	2,397
Total	$32,021	$27,529

The slot exclusivity fee increased $4.5 million, from $27.5 million for the three months ended June 30, 2009 to $32.0 million for the three months ended June 30, 2010, due primarily to a 3% increase in the exclusivity fee percentage which became effective January 1, 2010, and resulted in a $3.8 million increase during the quarter, compared to the three months ended June 30, 2009.  Gaming expenses as a percentage of gross gaming revenues were 31.4% and 28.3% for the three months ended June 30, 2010 and 2009, respectively.  Gaming expenses prior to exclusivity fees expense, as a percentage of gross gaming revenues were 8.5% and 8.3% for those same periods.

Food and Beverage Expenses

Food and beverage expenses represent those costs incurred for the operation of our restaurants, snack bars and beverage outlets.  The primary components of these expenses are the cost of food and beverage products and payroll and payroll related expenses for team members providing the service.  During the three months ended June 30, 2010, food and beverage costs decreased $0.4 million, or 4%, when compared to the same period in 2009, primarily due to lower volumes, reflected as a decrease in covers (as indicated above under “Food and Beverage Revenue”). Food and beverage expenses as a percentage of food and beverage revenues were 74.0% and 75.5% for the three months ended June 30, 2010 and 2009, respectively.

Lodging Expenses

Lodging expenses represent those costs incurred for the operation of our luxury hotel at Seneca Niagara Casino and Hotel and our resort hotel at Seneca Allegany Casino and Hotel.  The components of these expenses include payroll and payroll related expenses, guest amenity supplies, laundry and other expenses.  During the three months ended June 30, 2010, lodging expenses decreased approximately $0.2 million, or 6% when compared to the three months ended June 30, 2009.  Lodging expenses as a percentage of lodging revenues were 45.3% and 52.0% for the three months ended June 30, 2010 and 2009, respectively. The decrease in this percentage is due to the decrease in expense coupled with the increase in lodging revenues, discussed above.  While we continue to monitor efficiencies in the lodging segment, we seek to maintain the quality of our product and services for the benefit of our patrons.

Retail, Entertainment and Other Expenses

Retail, entertainment and other expenses primarily represent those costs incurred for the operation of our retail shops and spas and our entertainment offerings.  The components of these expenses include payroll and payroll related costs, the purchase of products offered for sale in our retail outlets and spas and contract costs for entertainers.  For the three months ended June 30, 2010, these costs approximated those of the comparable 2009 period.  Retail, entertainment and other expenses as a percentage of retail, entertainment and other revenues were 56.9% and 61.8%, for the three months ended June 30, 2010 and 2009, respectively.

Advertising, General and Administrative Expenses

Advertising, general and administrative expenses consist primarily of payroll and payroll related expenses, regulatory fees, advertising and marketing costs, Head Lease expense, insurance, legal and utility costs.  For the three months ended June 30, 2010, such costs increased $0.8 million, or 2%, from the same period in 2009.  The increase was due to increases in professional services expense, promotional expense and utilities expense of $0.7 million, $0.4 million and $0.3 million, respectively, offset by a decrease of $0.6 million in payroll and related expenses due to ongoing efficiency measures employed by the Company. Advertising, general and administrative expenses as a percentage of gross revenues were 27.5% and 27.6%, for the three months ended June 30, 2010 and 2009, respectively.

Pre-opening Expenses

Pre-opening expenses are non-recurring costs incurred to support the expected opening of new facilities.  During the three months ended June 30, 2010 and 2009, pre-opening expenses incurred of $0.3 million and $0.1 million, respectively, were primarily related to the preparation of the Seneca Hickory Stick Golf Club, operated by the Lewiston Golf Course Corporation.

Depreciation Expense

During the three months ended June 30, 2010 and 2009, depreciation expense was $11.1 million and $11.7 million, respectively, a decrease of $0.6 million, or 5%.

Impairment of Property and Equipment

On August 27, 2008, the construction activities at Seneca Allegany Casino and Hotel and Seneca Buffalo Creek Casino, as previously described, were suspended for reasons including:  prevailing economic conditions; inability to obtain construction financing at reasonable interest rates; and operating and other demands on our available cash, such as our payments and distributions to the Nation.  Furthermore, certain master planning efforts related to the future expansion of the Seneca Niagara Falls property were suspended for the same reasons.  As a result of these circumstances, an impairment charge of approximately $109.0 million was recorded during the three months ended June 30, 2009.

Interest Income

Interest income was approximately $29,000 and $118,000, respectively, for the three months ended June 30, 2010 and 2009. The decrease in interest income is due primarily to a $100,000 non-recurring adjustment during the three months ended June 30, 2009.

Interest Expense

The following table summarizes information related to interest on our long-term debt and Senior Secured Revolving Loan Agreement:

	Three Months Ended
	June 30,
	2010	2009
	(Dollars in Thousands)

Interest expense	$9,628	$9,500

During the three months ended June 30, 2010 and 2009, interest expense consisted primarily of interest on our $500.0 million aggregate principal amount of the 7¼% Senior Notes, including $0.8 million of amortization related to financing costs and discount, which was partially offset for the three months ended June 30, 2010 and 2009 by $0.3 million and $0.4 million, respectively, of capitalized interest primarily related to construction activities for our Seneca Hickory Stick Golf Club.

Net Income

Net income for the three months ended June 30, 2010 was $24.1 million, compared to a net loss of $82.7 million for the three months ended June 30, 2009, an increase of $106.8 million, for the reasons stated above.

Operating Results - Nine Months Ended June 30, 2010 Compared to the Nine Months Ended June 30, 2009

Summary of Operating Results

The following table summarizes our results from operations by corporation and/or facility:

	Nine Months Ended
	June 30,
	2010	2009
	(Dollars in Thousands)
Net revenues:
Seneca Niagara Falls Casino and Hotel	$280,460	$286,851
Seneca Allegany Casino and Hotel	107,199	110,610
Seneca Buffalo Creek Casino	38,569	30,328
Total	$426,228	$427,789

Operating expenses:
Seneca Niagara Falls Casino and Hotel	$211,821	$213,379
Seneca Allegany Casino and Hotel	104,003	126,485
Seneca Buffalo Creek Casino	26,770	110,713
Seneca Hickory Stick Golf Club	364	198
Seneca Gaming Corporation	2,001	1,853
Total	$344,959	$452,628

Operating income (loss):
Seneca Niagara Falls Casino and Hotel	$68,639	$73,472
Seneca Allegany Casino and Hotel	3,196	(15,875)
Seneca Buffalo Creek Casino	11,799	(80,385)
Seneca Hickory Stick Golf Club	(364)	(198)
Seneca Gaming Corporation	(2,001)	(1,853)
Total	$81,269	$(24,839)

The most important factors or trends contributing to our operating performance during the nine months ended June 30, 2010 were:

•                 Extension of hours of operation of the Seneca Buffalo Creek facility, effective February 2009, and subsequent expansion of the Buffalo Creek facility, which opened in March 2010, to approximately 10,600 square feet of gaming space and a total of 457 slot machines;

•                 Capital investment in approximately 685 slot machines, 421 at Seneca Niagara Falls Casino and Hotel and 264 at Seneca Allegany Casino and Hotel, introducing new gaming content to our gaming floors;

•                 Relatively temperate weather during the nine months ended June 30, 2010 compared to the same period in 2009;

•                 A 3% increase in the exclusivity fee payable to New York State, beginning January 1, 2010, from 22% to 25% which resulted in a $7.4 million increase to our operating expenses during the first nine months of Fiscal 2010 ($4.7 million of the increase is attributable to Seneca Niagara Falls Casino and Hotel, $1.9 million is attributable to Seneca Allegany Casino and Hotel, and $0.8 million is attributable to Seneca Buffalo Creek);

•                 The ongoing economic recession and resulting impact on discretionary consumer spending;

Gross Revenues

Gross revenues consisted of the following:

	Nine Months Ended
	June 30,
	2010	2009
	(Dollars in Thousands)
Gaming	$392,949	$392,615
Food and beverage	41,337	43,174
Lodging	17,885	17,800
Retail, entertainment and other	16,800	17,619
Total	$468,971	$471,208

The table below summarizes the percentage of gross revenues from each revenue source:

	Nine Months Ended
	June 30,
	2010	2009
Gaming	83.8%	83.3%
Food and beverage	8.8%	9.2%
Lodging	3.8%	3.8%
Retail, entertainment and other	3.6%	3.7%
Total	100.0%	100.0%

Gaming Revenue

Our gaming revenue for the nine months ended June 30, 2010 increased from $392.6 million to $392.9 million when compared to the same period in the prior year, primarily due to the expansion of the Seneca Buffalo Creek Casino, which has offset the ongoing impact of adverse economic conditions on consumer demand for gaming and entertainment offerings.

During the nine months ended June 30, 2010, Seneca Niagara Casino and Hotel’s net gaming revenue decreased $4.8 million, or 2%; Seneca Allegany Casino and Hotel’s net gaming revenue decreased $2.9 million, or 3%; and Seneca Buffalo Creek Casino’s net gaming revenue increased $8.0 million, or 27%, when comparing these same periods.

Revenues from slot machines are the largest component of our gaming revenues. The following table presents data related to slot revenues (in thousands, except where noted):

	Nine Months Ended
	June 30,
	2010	2009
Slot handle	$4,597,842	$4,609,068
Gross slot revenue	$359,611	$357,560
Net slot revenue	$352,913	$348,173
Free promotional slot plays (1)	$33,492	$38,890
Weighted average number of slot machines (in units)	6,552	6,666
Gross slot hold percentage	7.8%	7.8%
Gross slot win per unit per day (in dollars)	$201	$196

(1)          Free promotional slot plays are included in slot handle, but not reflected in slot revenues.

Net slot revenue increased $4.7 million, or 1%, when comparing the nine months ended June 30, 2010 to the nine months ended June 30, 2009, due primarily to the expansion of the Seneca Buffalo Creek Casino.

The following table presents data related to table game revenues (in thousands, except where noted):

	Nine Months Ended
	June 30,
	2010	2009
Table games drop	$257,678	$274,848
Net table games revenue	$39,787	$44,098
Weighted average number of table games (in units)	136	143
Table games hold percentage	15.5%	15.9%
Gross table games revenue per unit per day (in dollars)	$1,071	$1,119

Net table games revenue decreased $4.3 million, or 10%, when comparing the nine months ended June 30, 2010 to the nine months ended June 30, 2009.  The decrease was principally due to a decrease in the average number of table games and the table games hold percentage, coupled with the economic and related factors previously noted, when comparing these same periods.

Food and Beverage Revenue

The following table presents data related to food and beverage revenue (in thousands, except where noted):

	Nine Months Ended
	June 30,
	2010	2009
Covers	2,812	2,904
Average check (in dollars)	$14.70	$14.87

During the nine months ended June 30, 2010, our consolidated food and beverage revenue decreased $1.8 million, or 4% when compared to the same period in 2009, due primarily to the ongoing economic conditions causing a decrease in overall consumer spending for leisure and entertainment purposes.  Seneca Niagara Casino and Hotel’s food and beverage revenue accounted for $0.9 million of the decrease; Seneca Allegany Casino and Hotel’s and food and beverage revenue accounted for $1.0 million of the decrease; and Seneca Buffalo Creek Casino’s food and beverage revenue increased $0.1 million when compared with the same period in the prior year.  During the nine months ended June 30, 2010 and 2009, 52% of our food and beverage revenue were the result of Seneca Link Player’s Card point redemptions.

Lodging Revenue

The following table presents data related to lodging revenue:

	Nine Months Ended
	June 30,
	2010	2009
Occupied rooms	197,447	208,644
Average daily room rate (ADR)	$90.58	$85.31
Occupancy rate	92.2%	94.7%
Revenue per available room (REVPAR)	$83.48	$80.76

During the nine months ended June 30, 2010, our lodging revenue increased $0.1 million, or 1%, when compared to the nine months ended June 30, 2009, due primarily to an increase in the average rate per occupied room, which more than offset a decrease in the number of occupied rooms resulting from ongoing economic conditions. Seneca Niagara Casino and Hotel’s lodging revenue increased $0.2 million while Seneca Allegany Casino and Hotel’s lodging revenue decreased by $0.1 million.  During the nine months ended June 30, 2010 and 2009, 80% and 76% of our lodging revenue, respectively, was the result of Seneca Link Player’s Card point redemptions.

Retail, Entertainment and Other Revenue

During the nine months ended June 30, 2010, our retail revenue approximated that of the same period in 2009. During the nine months ended June 30, 2010 and 2009, 73% and 77%, respectively, of our retail revenue was attributable to Seneca Link Player’s Card point redemptions.

During the nine months ended June 30, 2010, our entertainment revenue decreased $0.2 million, or 8%, when compared to the same period in 2009, primarily due to the impact of the entertainment product mix at Seneca Niagara Casino and Hotel including more shows in the Bear’s Den (a smaller venue compared to the Seneca Niagara Events Center) during the nine months ended June 30, 2010, coupled with lower average ticket prices, compared to the nine months ended June 30, 2009. During the nine months ended June 30, 2010 and 2009, 55% and 50% of our entertainment revenue, respectively, was attributable to Seneca Link Player’s Card point redemptions.

The following table presents data related to entertainment revenue:

	Nine Months Ended
	June 30,
	2010		2009
	SNFGC	STGC	SNFGC	STGC
Number of shows	63	14	37	6
Number of tickets sold	35,433	21,784	40,836	12,084
Occupancy percentage	70%	67%	84%	83%
Average ticket price	$44.58	$41.94	$52.86	$44.63

During the nine months ended June 30, 2010, other revenue decreased $0.6 million, or 8%, when compared to the same period in 2009, primarily due to the impact of non-recurring negotiated supplier refunds received during the nine months ended June 30, 2009.

Promotional Allowances

SGC operates a complimentary program in which food and beverage, retail, entertainment, and other services are provided to patrons based on points earned through the Seneca Link Player’s Card.  The retail value of these complimentary items is included in gross revenues and then deducted as promotional allowances to arrive at net revenues.

The retail value of providing such promotional allowances was included in revenues as follows:

	Nine Months Ended
	June 30,
	2010	2009
	(Dollars in Thousands)
Food and beverage	21,307	22,529
Lodging	14,317	13,500
Retail, entertainment and other	7,119	7,390
Total	$42,743	$43,419

The estimated cost of providing such promotional allowances was as follows:

	Nine Months Ended
	June 30,
	2010	2009
	(Dollars in Thousands)
Food and beverage	$15,949	$16,782
Lodging	6,856	6,777
Retail, entertainment and other	5,607	6,229
Total	$28,412	$29,788

Promotional allowances as a percentage of gaming revenue were 10.9% and 11.1% during the nine months ended June 30, 2010 and 2009, respectively.  Promotional allowances decreased $0.7 million, or 2%, when comparing the nine months ended June 30, 2010 to the same period in 2009. As shown in the table above, food and beverage and retail, entertainment and other promotional allowances decreased $1.2 million and $0.3 million, respectively, while lodging promotional allowances increased $0.8 million.

Detailed Operating Expense Information

	Nine Months Ended
	June 30,
	2010	2009
	(Dollars in Thousands)
Operating expenses:
Gaming	$122,122	$112,534
Food and beverage	31,824	33,030
Lodging	8,747	9,243
Retail, entertainment and other	10,711	10,752
Advertising, general and administrative	138,071	140,949
Pre-opening costs	378	246
Depreciation	32,885	36,838
Impairment of property and equipment	221	109,036
Total operating expenses	$344,959	$452,628

Gaming Expenses

Gaming expenses principally consist of costs incurred from operating our table games and slot machines, of which the primary components are payroll and payroll related costs and the slot exclusivity fee paid to New York State pursuant to the Compact.

The following table summarizes the exclusivity fees expense by property:

	Nine Months Ended
	June 30,
	2010	2009
	(Dollars in Thousands)
Seneca Niagara Falls Casino and Hotel	$55,266	$50,815
Seneca Allegany Casino and Hotel	21,774	20,707
Seneca Buffalo Creek Casino	9,119	6,549
Total	$86,159	$78,071

The slot exclusivity fee increased $8.1 million, from $78.1 million for the nine months ended June 30, 2009 to $86.2 million for the nine months ended June 30, 2010, due to a 3% increase in the exclusivity fee percentage which became effective January 1, 2010, and resulted in a $7.4 million increase to expense during the nine months ended June 30, 2010, compared to the nine months ended June 30, 2009.  Gaming expenses as a percentage of gross gaming revenues were 31.1% and 28.7% for the nine months ended June 30, 2010 and 2009, respectively.  Gaming expenses, prior to exclusivity fees expense, as a percentage of gross gaming revenues were 9.2% and 8.8% for those same periods.

Food and Beverage Expenses

Food and beverage expenses represent those costs incurred for the operation of our restaurants, snack bars and beverage outlets.  The primary components of these expenses are the cost of food and beverage products and payroll and payroll related expenses for team members providing the service.  During the nine months ended June 30, 2010, food and beverage costs decreased $1.2 million, or 4%, when compared to the same period in 2009, primarily due to lower volumes, reflected as a decrease in covers (as indicated above under “Food and Beverage Revenue”). Food and beverage expenses as a percentage of food and beverage revenues were 77.0% and 76.5% for the nine months ended June 30, 2010 and 2009, respectively.

Lodging Expenses

Lodging expenses represent those costs incurred for the operation of our luxury hotel at Seneca Niagara Casino and Hotel and our resort hotel at Seneca Allegany Casino and Hotel.  The components of these expenses include payroll and payroll related expenses, guest amenity supplies, laundry and other expenses.  During the nine months ended June 30, 2010, lodging expenses decreased approximately $0.5 million, or 5%, when compared to the nine months ended June 30, 2009.  Lodging expenses as a percentage of lodging revenues were 48.9% and 51.9% for the nine months ended June 30, 2010 and 2009, respectively. While we continue to monitor efficiencies in the lodging segment, we seek to maintain the quality of our product and services for the benefit of our patrons.

Retail, Entertainment and Other Expenses

Retail, entertainment and other expenses primarily represent those costs incurred for the operation of our retail shops and spas and our entertainment offerings.  The components of these expenses include payroll and payroll related costs, the purchase of products offered for sale in our retail outlets and spas and contract costs for entertainers.  For the nine months ended June 30, 2010, these costs approximated those of the comparable 2009 period. Retail, entertainment and other expenses as a percentage of retail, entertainment and other revenues were 63.8% and 61.0%, for the nine months ended June 30, 2010 and 2009, respectively. The increase over the prior year percentage is in part due to the effect of $0.6 million of non-recurring negotiated supplier refunds.

Advertising, General and Administrative Expenses

Advertising, general and administrative expenses consist primarily of payroll and payroll related expenses, regulatory fees, advertising and marketing costs, Head Lease expense, insurance, legal and utility costs.  For the nine months ended June 30, 2010, such costs decreased $2.9 million, or 2%, from the same period in 2009.  The decrease was primarily due to a decrease of $5.5 million in payroll and related expenses due to ongoing efficiency measures employed by the Company and a decrease of $0.4 million in regulatory expense, offset by increases of $1.7 million in professional services expenses; $0.5 million in special events expense; $0.5 million in advertising expense; and $0.3 million in promotional expense. Advertising, general and administrative expenses as a percentage of gross revenues were 29.4% and 29.9%, for the nine months ended June 30, 2010 and 2009, respectively.

Pre-opening Expenses

Pre-opening expenses are non-recurring costs incurred to support the expected opening of new facilities.  During the nine months ended June 30, 2010 and 2009, $0.4 million and $0.2 million, respectively, of pre-

opening expenses were incurred, primarily related to the preparation of the Seneca Hickory Stick Golf Club, operated by the Lewiston Golf Course Corporation.

Depreciation Expense

During the nine months ended June 30, 2010 and 2009, depreciation expense was $32.9 million and $36.8 million, respectively, a decrease of $3.9 million, or 11%.

Impairment of Property and Equipment

On August 27, 2008, the construction activities at Seneca Allegany Casino and Hotel and Seneca Buffalo Creek Casino, as previously described, were suspended for reasons described above in the Executive Summary.  As a result of the ongoing suspension and reassessment of estimated impairment charges, approximately $221,000 was recorded during the nine months ended June 30, 2010, in addition to the impairment charge of $107.6 million recognized during the third and fourth quarters of Fiscal 2009.

Other Non-Operating Expense

The following table summarizes information related to other non-operating expense:

	Nine Months Ended
	June 30,
	2010	2009
	(Dollars in Thousands)

Other non-operating expense	$113	$188

During the nine months ended June 30, 2010 and 2009, we recorded an other-than-temporary loss on one specific investment of $0.1 million and $0.2 million, respectively, as other non-operating expense. The cost basis of this investment has been reduced by the amount of the other-than-temporary loss recorded.

Interest Income

Interest income was approximately $0.1 million and $0.2 million, respectively, for the nine months ended June 30, 2010 and 2009. The decrease in interest income is due primarily to a $0.1 million non-recurring adjustment during the three months ended June 30, 2009.

Interest Expense

The following table summarizes information related to interest on our long-term debt and Senior Secured Revolving Loan Agreement:

	Nine Months Ended
	June 30,
	2010	2009
	(Dollars in Thousands)

Interest expense	$28,699	$28,777

During the nine months ended June 30, 2010 and 2009, interest expense consisted of interest on our  Senior Notes, including $2.5 million and $2.4 million, respectively, of amortization related to financing costs and discount, which was partially offset by $0.9 million and $1.1 million, respectively, of capitalized interest primarily related to construction activities for our Seneca Hickory Stick Golf Club.

Net Income

Net income for the nine months ended June 30, 2010 was $52.5 million, compared to a net loss of $53.6 million for the nine months ended June 30, 2009, an increase of $106.1 million, for the reasons stated above.

Liquidity and Capital Resources

SGC’s senior management, Board of Directors and its owner, the Nation, monitor and review our financial condition and liquidity needs to help ensure appropriate operating, financial and strategic plans meet ongoing economic challenges and address our ongoing liquidity requirements.

In addition, we intend to continue to work closely with the Nation to help ensure cash generated from our operations, available cash and cash equivalents, restricted cash, short-term investments and cash available under our Amended Senior Secured Revolving Loan Agreement are sufficient to service our debt, satisfy our other financial obligations and commitments and to meet our working capital requirements for the remainder of the current fiscal year. In October 2009, the Nation reduced anticipated Fiscal 2010 monthly distributions, exclusive of amounts required under the Distribution Agreement to $30.0 million, compared to $42.0 million for Fiscal 2009.  As a result of these efforts, in conjunction with our efforts to create additional operating efficiencies, SGC’s depository cash balances increased to approximately $91.8 million at June 30, 2010 (including $47.9 million of restricted cash) from $61.7 million, as of September 30, 2009.

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

We are leveraged, have significant interest payment requirements under the Indenture governing the Senior Notes, distribution obligations under the Distribution Agreement and other commitments from time to time to the Nation. We make distributions to the Nation pursuant to declarations by our Board of Directors.  During the nine months ended June 30, 2010 and 2009, we distributed $22.5 million and $33.2 million, respectively, to the Nation pursuant to such declarations.  We distributed an additional $11.2 million and $10.7 million to the Nation during the nine months ended June 30, 2010 and 2009, respectively, pursuant to the Distribution Agreement.  As such, limitations on our capital resources could force us to further delay or abandon capital projects including the construction and development of expansion projects currently suspended.

Cash Flows

	Nine Months Ended
	June 30,
	2010	2009
	(Dollars in Thousands)

Net cash provided by operations	$85,407	$84,791

Cash flows relating to investing activities
Purchases of property and equipment	(22,532)	(40,137)
Deposits to restricted cash	(47,910)	—
Change in long-term deposits	8	82
Land acquisition costs	(612)	(1,022)
Net cash used in investing activities	(71,046)	(41,077)

Cash flows relating to financing activities
Contribution received from the Nation	5,101	—
Cash paid for deferred financing fees	(79)	—
Proceeds from senior secured revolving loan agreement	—	20,000
Payments on senior secured revolving loan agreement	—	(20,000)
Distributions paid to the Nation	(33,650)	(43,937)
Net cash used in financing activities	(28,628)	(43,937)

Net decrease in cash and cash equivalents	$(14,267)	$(223)

Cash Flows—Operating Activities

The $0.6 million increase in cash flows from operations during the nine months ended June 30, 2010 as compared to the nine months ended June 30, 2009 was due to higher net income of $106.1 million; a decrease in cash payments of current liabilities of $4.6 million and a decrease in cash paid for current assets of $3.0 million, offset by a decrease in impairment of property and equipment of $108.8 million; a decrease in depreciation expense of $4.0 million and a decrease in bad debt expense of $0.3 million.

Cash Flows—Investing Activities

During the nine months ended June 30, 2010, cash flows used in investing activities were approximately $71.0 million, compared to $41.1 million during the nine months ended June 30, 2009.  The increase of $29.9 million was due primarily to an increase in restricted cash of $47.9 million, partly offset by a decrease in cash paid for property and equipment and land acquisition costs of $17.6 million and 0.4 million, respectively.

During the nine months ended June 30, 2010, purchases of property and equipment were $22.5 million and consisted of: $3.7 million related to construction of the Seneca Hickory Stick Golf Club; $6.9 million for the expansion of the existing gaming facility at the Seneca Buffalo Creek Casino; and $11.9 million for the acquisition of equipment for existing casino operations, principally, the purchase of slot machines.  Land acquisitions of $0.6 million include legal expenses and other acquisition costs related to certain parcels within the 50 acre “footprint” described in the Compact with New York State and designated for ownership by the Nation.

Cash Flows—Financing Activities

During the nine months ended June 30, 2010, net cash used in financing activities was $28.6 million, compared to $43.9 million during the nine months ended June 30, 2009, a decrease of $15.3 million.  During the nine months ended June 30, 2010 these activities included cash distributions paid to the Nation of $33.7 million, partially offset by a cash contribution received from the Nation of $5.1 million. During the nine months ended June 30, 2009 these activities consisted of cash distributions to the Nation of $43.9 million.

Principal Debt Arrangements

As of June 30, 2010, our debt instruments and facilities consisted of the Senior Notes on which we pay a fixed interest rate of 7¼%, and the Amended Senior Secured Revolving Loan Agreement, which matures on December 31, 2011.  Following is a summary of certain material terms of the Senior Notes and the Amended Senior Secured Revolving Loan Agreement.

The Senior Notes.   On May 5, 2004 and May 23, 2005, SGC issued $300.0 million and $200.0 million, respectively, in senior notes with fixed interest payable at a rate of 7¼% per annum due 2012, which we refer to collectively as the Senior Notes, under the Indenture.  The Senior Notes are currently guaranteed by SNFGC, STGC, SEGC, and LGCC.  Interest on the Senior Notes is payable semi-annually on May 1 and November 1.  The Senior Notes mature on May 1, 2012.  The Senior Notes are unsecured general obligations.  As of June 30, 2010, accrued interest on the Senior Notes was $6.0 million.  The Indenture contains certain covenants, including limitations on restricted payments and the incurrence of indebtedness, and reporting obligations.  As of June 30, 2010, SGC was in compliance with all covenants in the Indenture.

Amended Senior Secured Revolving Loan Agreement.  On December 18, 2009, SGC amended its $50.0 million Senior Secured Revolving Loan Agreement to extend the maturity date from December 19, 2009 to December 31, 2011. Amounts borrowed under the Amended Senior Secured Revolving Loan Agreement continue to bear interest at either one, three or six-month LIBOR plus one and one quarter percent (1.25%), or the prime rate (as reported in The Wall Street Journal) plus one quarter percent (0.25%), with any outstanding principal balance to be paid by, or on, the new maturity date.  The $50.0 million commitment under the Amended Senior Secured Revolving Loan Agreement reduces in tandem with any reduction in the letter of credit requirement imposed by the ESDC (relating to the ESDC’s efforts on behalf of SGC in connection with ongoing condemnation proceedings in Niagara Falls, New York) up to an aggregate reduction of $10.0 million. As of June 30, 2010, the commitment was reduced to $49.2 million in accordance with this provision.  The Amended Senior Secured Revolving Loan Agreement requires that SGC maintain all of its deposit and investment accounts with the lender, subject to limited exceptions for certain existing accounts. In addition, beginning June 18, 2010 the Amended Senior Secured Revolving Loan Agreement provides for the lender’s restriction of certain SGC deposits maintained with the lender, for commitments in excess of $40 million.  As of June 30, 2010, the amount restricted under this provision amounts to $9.2 million, and is reported as restricted cash on the consolidated balance sheet.

SGC’s obligations under the Amended Senior Secured Revolving Loan Agreement continue to be secured by substantially all gaming and related assets (including substantially all gaming revenues) not constituting real property or improvements. SGC’s obligations are guaranteed by SNFGC, STGC, SEGC and LGCC, and the guarantors’ obligations continue to be secured by substantially all of each guarantor’s gaming and related assets (including substantially all gaming revenues) not constituting real property or improvements. The Amended Senior Secured Revolving Loan Agreement modifies certain of the financial covenants contained in the Senior Secured Revolving Loan Agreement, including reducing the minimum consolidated EBITDA covenant from $160 million to $145 million (on a rolling 12-month basis) as well as modifying the total leverage ratio (of total funded debt to EBITDA) to a limit of 3.5 to 1.0.  The Amended Senior Secured Revolving Loan Agreement also continues to contain additional customary covenants, including covenants restricting the incurrence of additional indebtedness, the creation of additional liens and the disposition of assets. As of June 30, 2010, SGC was in compliance with all covenants in the Amended Senior Secured Revolving Loan Agreement.

As of June 30, 2010, at SGC’s request, the lender under the Amended Senior Secured Revolving Loan Agreement had issued letters of credit totaling $17.4 million, $12.3 million (as required by the ESDC) of which may be drawn upon to fund the purchase of certain parcels within the 50 acre “footprint” described in the Compact with New York State and designated for ownership by the Nation, with the remaining $5.1 million issued in connection with worker’s compensation policies and certain other contracts, as required.

Distribution Agreement Obligations

On April 27, 2007, SGC entered into a Distribution Agreement among the Nation, the Seneca Nation of Indians Capital Improvements Authority, or the Authority, SGC and Wells Fargo Bank, as Trustee, in connection with the Authority’s issuance in two series (one tax exempt and the other taxable) of an aggregate principal amount of $159,495,000 special obligation bonds, or the 2007 Nation Bonds.  The Distribution Agreement obligates SGC, subject to any contractual restrictions applicable to SGC (including, but not limited to, those contained in the Senior Notes Indenture) to make monthly distributions to the Nation at the times and in the amounts necessary to enable the Authority to pay the debt service on the 2007 Nation Bonds as required under the Authority’s indenture.  At the direction of the Nation and the Authority, SGC pays such distributions directly to the Trustee.  The Authority’s debt service commenced on June 1, 2007.  For the period from June 1, 2007 through November 1, 2007, the Authority’s debt service averaged approximately $0.9 million per month.  For the period December 1, 2007 through June 1, 2008, the Authority’s debt service averaged approximately $1.7 million per month.  In June 2008, it was determined that the amortization (debt service) schedule provided, upon which the foregoing $1.7 million monthly payments was made, was incorrect.  A corrected amortization schedule was provided and, after giving effect to a resulting credit for amounts overpaid, for the period from January 1, 2008 through December 1, 2023, the Authority’s debt service averages approximately $1.2 million per month.  The foregoing debt service averages are based on scheduled payments of interest and principal under the Authority’s indenture and bonds and do not address the effects of any earlier call for redemption, by acceleration or otherwise.  The Distribution Agreement provides that neither the Trustee nor the Authority’s bondholders will have any recourse under the Distribution Agreement to any revenues, assets or property of SGC or its subsidiaries should SGC fail to comply with our distribution obligations.  During the nine months ended June 30, 2010 and 2009, SGC distributed to the Nation $11.2 million and $10.7 million, respectively, for the Authority’s debt service on the special obligation bonds.

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

We have obtained possession of, either through eminent domain proceedings or private purchase, substantially all of the remaining acreage within the footprint, other than certain streets and alleys owned by the City of Niagara Falls providing access to the above church parcels, and a bicycle path owned by the New York State Department of Transportation, or NYSDOT. We expect to acquire the above Niagara Falls city street and alley parcels during the fourth quarter of Fiscal 2010, with acquisition of the NYSDOT bike path requiring further dialogue with New York State.

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

Pursuant to the EDPL, New York state courts will determine the final purchase price to be paid to condemnees who elect to challenge the initial appraised value of their property.  To date, all record owners from whom property was acquired pursuant to the EDPL have reserved rights to claim additional compensation.  Most record owners have filed notices of claim to initiate proceedings challenging the fair market value appraisals utilized by ESDC. The most significant valuation proceedings were those involving Fallsite LLC and Fallsville Splash, LLC, which have filed notices of claim in the amounts of $40.0 million and $35.0 million for land and trade fixtures, respectively, relating to a former water park within the footprint.  ESDC’s fair market appraisal value for the foregoing was approximately $17.0 million. On April 5, 2010, the New York State Supreme Court determined that no additional compensation was owed to either Fallsite LLC or Fallsville Splash for the water park real estate and fixtures.  SGC anticipates that the former property owners will appeal. In a related action, on June 21, 2010 the condemnees separately moved to vacate the original 2006 order that vested title to the Splashpark properties in ESDC.  The ESDC is vigorously contesting the condemnees’ claims as procedurally improper and substantively without merit. If the claimants are successful, the former Splashpark properties could be returned to the property owners at which point SGC would seek return of the amounts paid for the properties.

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

Another former landowner, JFD Holdings, has filed a notice of claim for $1.1 million for a parcel of land at 621 Niagara Street within the footprint.  ESDC’s fair market appraisal for the foregoing is approximately $550,000.  No trial date has yet been set. Also, three individuals have filed notices of claim with respect to four parcels within the footprint seeking $955,000, in aggregate, for the four parcels.  ESDC’s fair-market appraisal for the four properties, in aggregate, is $185,000.  No trial dates have been set.

If a court determines that the value for the land and improvements is higher than the appraised value paid to a condemnee, then SGC may be liable to the condemnee for the difference and potentially also responsible for certain additional costs and payments to the condemnee, such as attorneys’ fees.  As of June 30, 2010, $0.8 million of the previously recorded reserve of $6.4 million remained for such matters and is included in the other current liabilities section on SGC’s consolidated balance sheet.  Should the liability be greater than our reserve for such matters, it could have a negative impact on income and financial condition.

Expansion and Development Plans

On August 27, 2008, the construction activities at Seneca Allegany Casino and Hotel and Seneca Buffalo Creek Casino, each described below, were suspended for reasons including:  the economic recession; inability to obtain construction financing at reasonable interest rates; and operating and other demands on available cash, such as payments to the Nation.  As of June 30, 2010, construction remained suspended indefinitely.  Furthermore, certain planning efforts related to the future expansion of the Seneca Niagara Falls property were suspended for the same reasons.  As a result of these circumstances an impairment charge of $107.6 million was recognized during the third and fourth quarters of Fiscal 2009. During the three and nine months ended June 30, 2010, an additional $0 and $221,000, respectively, was recorded as an impairment of property and equipment. Nonetheless, SGC will continue to explore alternative future expansion and development options.

Seneca Niagara Falls Casino and Hotel.  In 2006, we began master planning activities for the remaining approximately 24 acres of undeveloped land contained in the Niagara Falls footprint.  During August 2008, these master planning activities were suspended and an impairment charge was recognized in the third quarter of Fiscal 2009 related to these activities, in the amount of approximately $3.5 million. During the three and nine months ended June 30, 2010, an additional $0 and $33,000, respectively, was recorded as an impairment of property and equipment.

Seneca Allegany Casino and Hotel.  Construction on the next phase of development at Seneca Allegany Casino and Hotel, which was planned to include an additional 200-room hotel tower, and up to 30,000 square feet of additional gaming space and related amenities, for a total estimated cost of approximately $130 million, was suspended and an impairment charge was recognized for costs incurred related to these activities in the third and fourth quarters of Fiscal 2009, in the amount of approximately $17.1 million. During the three and nine months ended June 30, 2010, an additional $0 and $37,000, respectively, was recorded as an impairment of property and equipment.

Seneca Buffalo Creek Casino. Construction on the next phase of development at Seneca Buffalo Creek Casino and Hotel, which was planned to include approximately 90,000 square feet of gaming space; 2,000 slot machines; 45 table games; a 22-story all-suite hotel; four restaurants; a full-service spa and salon; retail and other amenities; and a 2,200-space parking garage, for a total estimated cost of approximately $333 million, was suspended and an impairment charge was recognized in the third and fourth quarters of Fiscal 2009 related to these activities, in the amount of approximately $87.0 million. During the three and nine months ended June 30, 2010, an additional $0 and $151,000, respectively, was recorded as an impairment of property and equipment.

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

Seneca Hickory Stick Golf Club.  In July 2007, the Company commenced construction of the Seneca Hickory Stick Golf Club, SNFGC’s championship level golf course, in Lewiston, New York. It is located approximately 10 miles from the Seneca Niagara Casino and Hotel. The golf course will serve as an amenity for our patrons intended to enable SGC to increase its demographic and geographic reach. Designed by world-renowned golf architect Robert Trent Jones II, Seneca Hickory Stick Golf Club currently features a scenic, par-72, PGA-style layout and temporary pro shop. The permanent clubhouse is currently under construction and will feature approximately 4,300 square feet of space, including a pro shop, bar and casual dining for 40 patrons. The area around the clubhouse has been designed to accommodate tents and support facilities for large tournaments. The golf course opened for public play on July 2, 2010.  As of June 30, 2010, the Company has incurred $24.2 million for the purchase of land and construction, with a total cost to construct the golf course, clubhouse and related amenities estimated to be approximately $25.5 million.

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

Recent Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board, or FASB, issued an Accounting Standards Update, “Entertainment-Casinos (Topic 924), Accruals for Casino Base Jackpot Liabilities, a consensus of the FASB Emerging Issues Task Force,” or ASU 2010-16. The objective of ASU 2010-16 is to address the accounting for casino base jackpot liabilities. Specifically, it addresses diversity in practice regarding whether an entity accrues liabilities for a base jackpot before it is won if the entity is not required to award the base jackpot. Some entities do not accrue liabilities for a base jackpot before it is won because they could avoid the payment. Other entities accrue liabilities for a base jackpot ratably over the period of play expected to precede payout. ASU 2010-16 clarifies that an entity should not accrue jackpot liabilities (or portions thereof) before a jackpot is won if the entity can avoid paying that jackpot. Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. This guidance applies to both base and progressive jackpots and is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The amendments are to be applied prospectively with a cumulative-effect adjustment reflected in retained earnings. The cumulative-effect adjustment is the difference between the amounts recognized in the statement of financial position before initial application of the amendments and the amounts recognized in the statement of financial position at initial application of those amendments. The Company is currently evaluating the impact implementation of ASU 2010-16 will have on the consolidated financial statements.

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

Item 4.          Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures contained in this report.  The Company’s Chairman of the Board, President and Chief Executive Officer and Senior Vice President and Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls as of the end of the period covered in this report.  Based upon that evaluation, the Company’s Chairman of the Board President and Chief Executive Officer, and Senior Vice President and Chief Financial Officer have concluded that as of the end of such period, the Company’s disclosure controls and procedures were effective.

(b)           Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined by Rule 13a-15(f)) that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.     OTHER INFORMATION

Item 1.                                                           Legal Proceedings

Other than as described below, there have been no material changes in our legal proceedings since March 31, 2010.  For more information, refer to “Item 3.  Legal Proceedings” in our 2009 Form 10-K.

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

On March 30, 2010, the Court denied the Nation’s motion to intervene, while granting permission for it to participate as amicus curiae.  The Court also dismissed certain secondary claims of the plaintiffs in the proceeding, while allowing other core claims regarding the eligibility of the land for casino gaming to proceed.   On May 18, 2010, the Nation filed a notice of interlocutory appeal with the Second Circuit Court of Appeals on the issue of its right to intervene.  If the plaintiffs ultimately succeed in this action, or in their pending appeals in the CACGEC I and CACGEC II proceedings (previous suits filed by the plaintiffs and relating to similar claims), the SGC may be unable to conduct any Class III gaming at its existing properties.

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

With respect to approximately 18 acres of land and related fixtures (a former water park) within the above footprint, the ESDC made advanced payments under New York eminent domain procedure law of $18.0 million to Fallsite LLC and Fallsville Splash, LLC, the owners of the water park property.  The owners thereafter filed notices of claim seeking, in the aggregate, $40.0 million and $35.0 million for land and trade fixtures, respectively. On April 5, 2010, the New York State Supreme Court determined that no additional compensation was owed to the former property owners for the water park real estate and fixtures.  SGC anticipates that the former property owners will appeal the valuation decision.  In a related action, on June 21, 2010 the condemnees separately moved to vacate the original 2006 order that vested title to the Splashpark properties in ESDC.  The ESDC is vigorously contesting the condemnees’ claims as procedurally improper and substantively without merit. If the claimants are successful, the former Splashpark properties could be returned to the property owners at which point SGC would seek return of the amounts paid for the properties.

Seneca Gaming Corporation v. Harvest Trends, Inc. et al. (NYS Supreme Court, Niagara County)

On April 1, 2010, SGC filed suit in the State of New York Supreme Court, County of Niagara, against Harvest Trends, Inc., Harvest Trends LLP, River Lee International, Inc., and several individuals who are former employees of SGC.  The suit alleges that these former employees and a vendor, who had been hired and paid to assist SGC in creating an enterprise data warehouse, used SGC time and SGC resources to develop Harvest Trends, an entity created to market a similar product to SGC’s competitors.  SGC is suing for damages in an amount to be determined and for injunctive relief for the misappropriation of trade secret customer data, unjust enrichment, unfair competition, breaches of fiduciary duties and duties of loyalty, and breaches of contracts.   On July 13, 2010, four of the defendants in the above referenced case filed separate counter-suits against SGC and 20 other parties, including executives and members of SGC’s Board of Directors and personnel employed by the SGA.  These suits, brought in the State of New York Supreme Court, County of Niagara, allege defamation, intentional infliction of emotional distress, product disparagement, unfair competition, tortious interference with prospective business advantage, abuse of process and aiding and abetting these activities.  Each of these complaints seeks in excess of $100 million in damages.  SGC believes that these actions are without merit, and intends to defend itself against these actions vigorously.

Seneca Niagara Falls Gaming Corporation and Seneca Gaming Corporation v. Toohey, et. al. (NYS Supreme Court, Niagara County)

On April 30, 2010, SNFGC and SGC filed suit in the New York Supreme Court, County of Niagara, against a number of individual defendants (Timothy Toohey, Michael J. Dowd, Bergal Mitchell, Rachel Mitchell, Barry Halftown and Mark Gabriele).  SNFGC and SGC subsequently amended their complaint on June 17, 2010.  The suit alleges that the defendants, individually and collectively, engaged in fraud with respect to a real estate transaction in which SNFGC purchased land in the Town of Lewiston, New York, for the development of its Seneca Hickory Stick golf course.  The suit also alleges that Bergal Mitchell, who had at the pertinent times been a member of the Board of Directors of SNFGC and SGC, breached his fiduciary duties by failing to disclose and concealing certain material information with respect to the transaction.  The suit also asserts aiding and abetting claims against various defendants, both with respect to fraud and breach of fiduciary duty claims.  SGC and SNFGC are suing for compensatory and punitive damages.  Several of the defendants have answered the complaint, while others have moved or stated their intention to move to dismiss.

Item 1A.                                                  Risk Factors

Our results of operations and financial condition are subject to numerous risks and uncertainties described in “Item 1A.  Risk Factors” included in our 2009 Form 10-K.  The risk factors identified therein have not materially changed.

Item 6.   Exhibits

(a)	Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S-K):

Exhibit No.	Description

10.1	Employment Agreement, dated as of June 23, 2010, by and between Seneca Gaming Corporation and Lee K. Shannon (filed herewith).

31.1	Certification of Catherine Walker, principal executive officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of David Sheridan, principal financial officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (filed herewith).

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

SENECA GAMING CORPORATION

Date: August 6, 2010	/s/ Catherine Walker
Catherine Walker
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2010	/s/ David Sheridan
David Sheridan
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Employment Agreement, dated as of June 23, 2010, by and between Seneca Gaming Corporation and Lee K. Shannon (filed herewith).

31.1	Certification of Catherine Walker, principal executive officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of David Sheridan, principal financial officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (filed herewith).

32.1

Certification of Catherine Walker, principal executive officer, and David Sheridan, principal financial officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).